Form 10KSB
period 2004-12-31
WORLD HEART CORP
filed 2005-03-31
CIK 1024520

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No. 0-28882

WORLD HEART CORPORATION

Ontario (State or other Jurisdiction of Incorporation or Organization)	52-2247240 (I.R.S. Employer Identification No.)
7799 Pardee Lane Oakland, California, USA (Address of Principal Executive Office)	94621 (Zip Code)
(510) 563-5000 (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None
Securities registered under Section 12(g) of the Exchange Act:
Title of each class Common Shares, no par value	Name of each exchange on which registered NASDAQ National Market

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $9,575,761.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2005 was $20,008,644.

        The number of common shares outstanding as of March 30, 2005 was 17,101,405.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference: Definitive Proxy Statement for the fiscal year ended December 31, 2004.

        Transitional Small Business Disclosure Format (Check one):

Yes	☐	No	☒

i

PART I

Item 1.    Description of Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. The forward-looking statements contain information that is generally stated to be anticipated, expected or projected by World Heart Corporation (WorldHeart), and involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance of WorldHeart to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of a new product for use in the human body, our potential need for significant additional funding, our need for acceptance from third-party payers, extensive government regulation of our products, and rapid developments in technology, including developments by competitors. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

  •
  our ability to successfully complete pre-clinical and clinical development of our products;

  •
  our ability to successfully integrate technologies or companies that we may acquire, from time to time, into our operations;

  •
  our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products;

  •
  our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties' intellectual property;

  •
  decisions, and the timing of decisions made by health regulatory agencies regarding approval of our products;

  •
  our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products;

  •
  the competitive environment and impact of technological change;

  •
  the continued availability of capital to finance our activities in the event that profitability is not achieved; and

  •
  other factors we discuss under the heading "Description of the Business — Risk Factors".

        We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CORPORATE STRUCTURE

Name, Address, and Incorporation

        WorldHeart was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. Our registered office is located at 1 Laser Street, Ottawa, Ontario, Canada, K2E 7V1 and our telephone number is (613) 226-4278. Our head office is located at 7799 Pardee Lane, Oakland, California, USA, 94621 and we have an office at Cereslaan 34, 5384 VT, Heesch, Netherlands.

        Our articles of incorporation were amended on June 22, 2000 to create a first series of 1,374,750 preferred shares designated as Cumulative Redeemable Convertible Preferred Shares, Series A (the Series A Shares), in connection with the acquisition by WorldHeart of the Novacor division (Novacor) of Edwards Lifesciences LLC (Edwards). On November 26, 2003, our articles were amended to amend the rights and privileges of the Series A Shares in connection with the conversion by Edwards Lifesciences (U.S) Inc. of its Series A Shares as part of our financing transaction completed in September 2003. Our articles were amended again on December 1, 2003, to effect a one common share for seven common shares share consolidation.

Intercorporate Relationships

        World Heart Inc. is our wholly-owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. World Heart Inc. acquired the assets and liabilities of the Novacor division of Edwards in June 2000 and is responsible for the manufacturing and primary sales, marketing and support of the Novacor® left ventricular assist system (Novacor LVAS) as well as next-generation product development.

        World Heart B.V. is our wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004, through which we carry on sales, sales support and distribution in Europe.

        2007262 Ontario Inc. (2007262), is an associated research and development company of WorldHeart, incorporated under the laws of the Province of Ontario on November 29, 2001 to carry out specified research and development for us. WorldHeart and New Generation Biotech (Equity) Fund Inc. (NewGen), an Ontario labour-sponsored venture capital corporation, each hold 100 common shares of 2007262. WorldHeart holds all the issued and outstanding non-voting Series 1 preferred shares and non-voting Series 2 preferred shares of 2007262.

DEVELOPMENT OF THE BUSINESS

Three Year History and Development of WorldHeart

        WorldHeart is a global medical devices company focused on the development, production, sales and support of ventricular assist devices (VADs). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump. VADs are used for treatment of patients with end-stage heart failure (i.e. patients whose hearts are irreversibly damaged and which cannot be treated effectively by medical or surgical means other than a transplant). Bridge-to-transplant therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient's health until a donor heart becomes available. Destination therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant.

        Our current business is based on two generations of implantable, pulsatile VADs; the current generation commercially available Novacor LVAS and an in-development next-generation Novacor II. These devices are intended for use in both bridge-to-transplant therapy and destination therapy.

        Following the acquisition of the Novacor division from Edwards in June 2000, we have focused our operations on:

  •
  the sales, support, production and enhancement of the current generation Novacor LVAS; and

  •
  the development and commercialization of WorldHeart's next-generation VAD product, Novacor II, an optimized product based on patented technologies and experience gained from the development and commercialization of the Novacor LVAS and experience with other VAD development programs.

        Since January 1, 2002 a number of significant events have occurred indicating the increasing acceptance by the medical community of VAD-based therapy for treatment of end-stage heart failure that we expect will positively impact WorldHeart's business as well as all competitive VAD suppliers. We believe these events signal a future expansion in the use of VADs.

        Significant industry developments include:

  •
  A decision in November 2002 by the United States Food and Drug Administration (FDA) to extend the use of VAD therapy to heart failure patients as destination therapy, which validates the use of VADs as a long-term treatment for late stage heart failure; and

  •
  Two significant increases in reimbursement for VADs in the United States (October 2003 and October 2004) which have increased average reimbursements for VAD implantation by over 70% to between $130,000 and $140,000.

        A number of significant developments related specifically to WorldHeart's Novacor LVAS products have also occurred:

  •
  Approval was given by the FDA in the United States (January 2003) and by Health Canada (March 2003) of our expanded polytetrafluoroethylene (ePTFE) inflow conduit as a component of the Novacor LVAS product. Results in over 250 implanted patients to date indicate a reduction in stroke rate.

  •
  Approval was given by the FDA (January 2004) and Health Canada (September 2003) of product enhancements to the Novacor LVAS aimed at improving the recipient's quality of life — quieter pump operation, new battery packs that are 40% lighter and operate for 60% longer, and a smaller, quieter battery charging system. These enhancements have been commercially available in Europe since June 2002.

  •
  Approval was given in Japan for use (August 2001), importation (January 2002) and reimbursement (effective April 2004) of the Novacor LVAS.

  •
  Conditional approval was given by the FDA on July 21, 2004 of a Premarket Approval (PMA) Supplement application for a revision to the labeling of the Novacor LVAS to reflect the current device reliability data available to patients and physicians. The revised labeling indicates the demonstrated performance longevity of the Novacor LVAS, which encompasses implant duration from zero to more than 36 months. The revised labeling, which is based upon statistical analysis of 1,077 device implants, shows the chance for reoperation to either fix or replace the Novacor LVAS is 1.6% between zero and 6 months; 2.1% between 6 and 12 months; 11% between 12 and 24 months; and 16% between 24 and 36 months.

  •
  Unconditional approval was given by the FDA on July 30, 2004 of our Investigational Device Exemption Supplement for the RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population) clinical trial (the RELIANT Trial). The RELIANT Trial will be conducted in up to 40 clinical centers and will enroll up to 390 patients. The data from the RELIANT Trial will support a PMA Supplement that will request a revision to the indication for use of the Novacor LVAS to include end-stage heart failure patients that are ineligible for heart transplantation. The RELIANT Trial randomizes patients who enter the RELIANT Trial to receive either a Novacor LVAS or a Thoratec Corporation (Thoratec) HeartMate ® XVE LVAS, (the HeartMate XVE), on a 2:1 ratio. Costs of implants, including device costs, for both the Novacor LVAS and HeartMate XVE are eligible for reimbursement by Centers of Medicare and Medicaid Services (CMS) on the same basis as is available for reimbursement of HeartMate XVE when used for destination therapy treatment outside the RELIANT Trial.

        In 2003, we rationalized and reallocated our workforce to focus on sales, production, and support of the Novacor LVAS, on a basis consistent with the development plans and strategy for WorldHeart's next-generation VAD.

        Effective January 1, 2004, we assumed full sales and support responsibility for the Novacor LVAS worldwide with the exception of Japan. Edwards was previously our exclusive distributor for the Novacor LVAS in all countries other than the United States where we sell directly. We continue to distribute the Novacor LVAS through Edwards in Japan and through other distributors in selected markets.

        In September 2003, we completed a significant equity financing and restructuring. This financing and restructuring is described in the audited consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S. GAAP) which are included elsewhere in this Annual Report. In summary, the financing and restructuring included:

  •
  A Cdn$63,500,000 private placement of equity through the issuance of units, each unit was comprised of one common share and one warrant exercisable for one common share at an exercise price of Cdn$7.42. The warrants are callable by WorldHeart for cash should our common shares trade at or above Cdn$17.50 for 20 consecutive trading days. However, no more than 20% of the total warrants issued may be called in any three month period;

  •
  An exchange of the preferred shares of World Heart Inc. held by Edwards in the amount of $58 million plus accrued dividends for 711,589 common shares of WorldHeart;

  •
  The conversion of the Series A Shares of WorldHeart held by Edwards Lifesciences (U.S.) Inc. at a value of $20 million plus accrued dividends into 500,000 common shares of WorldHeart and 1,000,000 warrants, with each warrant exercisable for one common share of WorldHeart at an exercise price of Cdn$7.49 per common share; and

  •
  A consolidation of WorldHeart's common shares on the basis of one post-consolidation common share for seven pre-consolidation common shares.

        On March 18, 2004, our common shares, which had been delisted from the NASDAQ National Market (NASDAQ) on October 15, 2002, were re-listed on NASDAQ under the symbol WHRT.

        On April 22, 2004, with the announcement of our first quarter results, we commenced reporting our results in United States dollars.

        On July 12, 2004, we announced that our first quarter results would be restated, and on August 12, 2004, we released our restated first quarter results. Restated revenues for the first quarter decreased by $1.3 million to $2.2 million and shipments of the Novacor LVAS kits decreased by 25 kits to a total of 26 kits. The restatement resulted partly in respect of a sale during the first quarter of 20 kits to a world-leading center, which has implanted more than 100 Novacor LVAS kits. It became apparent that there was the expectation on the part of the buyer that it would receive a limited right of return for certain Novacor LVAS kits that it purchased in the event that they were not implanted prior to reaching their sterilization expiry dates. As a result, we determined that the appropriate accounting treatment was to exclude revenue from this sale in accordance with our revenue recognition criteria. An additional five kits were shipped and billed, however, revenue from these kits was deferred as the sales did not meet our revenue recognition policy. The effect of these restatements on the net loss was an increase of approximately $585,000 to a net loss of $4.1 million and an increase in the net loss per common share by four cents to a net loss per common share of 27 cents.

        On July 28, 2004, we announced certain management changes including the appointment of Mr. Jal S. Jassawalla as President and Chief Executive Officer replacing Mr. Roderick M. Bryden who resigned from those positions and from the board of directors of WorldHeart. Dr. Piet Jansen was appointed Managing Director, Europe and continued as Chief Medical Officer for WorldHeart. Mr. John Marinchak was appointed Vice President, Marketing and Sales. Also Mr. Robert W. Corson was appointed Vice President, Manufacturing replacing Mr. Robert Griffin who left WorldHeart in July 2004.

        On August 12, 2004, Mr. Mark Goudie, Vice President, Finance and Chief Financial Officer was appointed to the board of directors to fill the vacancy created by the resignation of Mr. Bryden.

        On August 25, 2004, we announced the consolidation of our operations from Ottawa, Ontario to Oakland, California to be substantially completed over a period of nine months.

        On September 16, 2004, we completed the sale of $13,318,750 aggregate principal amount of convertible debentures and warrants. The debentures are convertible, at the option of the holder, into common shares at a conversion rate of $1.25 per common share until September 15, 2009. The purchasers of the convertible debentures were also issued a total of 10,655,000 warrants to purchase common shares at an exercise price of $1.55 per common share exercisable until September 15, 2009. In connection with our proposed acquisition of the business of MedQuest and the related private placement of common shares of WorldHeart, all the holders of these convertible debentures and warrants have agreed to convert these debentures and exercise these warrants if our shareholders approve a reduction in the exercise price of the warrants to $1.00 per common share at the annual and special meeting of shareholders of WorldHeart to be held May 9, 2005 (the 2005 Annual and Special Meeting of Shareholders).

        On October 1, 2004, Mr. Phillip J. Miller was appointed Vice President, Research and Development.

        On March 22, 2005, WorldHeart announced that it had ceased to be a foreign private issuer as defined in the United States Securities Exchange Act of 1934 because, as a result of the consolidation of WorldHeart's operations to Oakland, California, the mind and management of WorldHeart is located in California. In addition, as part of the consolidation of WorldHeart's operations, WorldHeart announced that Mark Goudie will resign as Vice President, Finance and Chief Financial Officer and Robert Corson will resign as Vice President, Manufacturing in the second quarter of 2005. The board of directors and management are in the process of finding suitable replacements who will be based in Oakland, California.

Significant Acquisitions

        WorldHeart did not complete any significant acquisitions or dispositions in the most recent fiscal year ended December 31, 2004.

        On January 31, 2005, we entered into an asset purchase agreement (the MedQuest Agreement) with MedQuest Products, Inc. (MedQuest), as amended by amendment no. 1 dated March 22, 2005, under which we agreed to purchase all of the assets of MedQuest, subject to certain conditions including shareholder approval (the MedQuest Acquisition).

        Also, on January 31, 2005, we entered into a purchase agreement, as amended by amendment no. 1 dated March 22, 2005, (the Maverick Agreement) with Maverick Venture Management, LLC (Maverick) pursuant to which Maverick has agreed to purchase in a private placement approximately 8.9 million common shares of WorldHeart at $1.35 per common share for an aggregate purchase price of $12 million. The closing of the private placement is contingent on the closing of the transactions contemplated in the MedQuest Agreement and on our shareholders approving a reduction in the exercise price of the warrants to $1.00 per common share.

        As noted above, we have also entered into an agreement with each of the holders of our convertible debentures and warrants, who purchased convertible debentures and warrants in the transaction completed in September 2004, pursuant to which the debenture holders and warrant holders have agreed to convert their debentures and exercise their warrants prior to the closing of the transactions contemplated by the MedQuest Agreement and the Maverick Agreement.

        Pursuant to the MedQuest Agreement, WorldHeart will acquire all the assets of MedQuest, subject to certain approvals (including approval by our shareholders and MedQuest's stockholders), consents and conditions. MedQuest, based in Salt Lake City, Utah, USA is in the final development stages of its HeartQuest™ VAD, a non-pulsatile rotary flow blood pump (the MedQuest rotary VAD). WorldHeart currently offers the pulsatile Novacor LVAS and is in development of a next-generation pulsatile pump Novacor II. The acquisition of MedQuest will add an advanced rotary pump to our VAD platform.

        The private placement and the exercise of warrants for approximately $10.7 million will raise additional equity of approximately $23 million, a portion of which, along with any residual cash acquired from MedQuest, will be used to pay certain loans and liabilities related to the MedQuest Acquisition including up to $3.5 million owed to Maverick in connection with the funding of ongoing operations of MedQuest until the closing of the MedQuest Acquisition. In addition, the conversion of outstanding debentures issued in September 2004 will result in the conversion to equity of approximately $13.3 million of our outstanding debt. Subject to shareholder approval, the exercise price of the warrants will be reduced from $1.55 to $1.00 per common share in return for the holders' agreement to exercise the warrants early and convert their debentures (the Warrant Exercise & Debenture Conversion). The conversion price of the debentures will remain at $1.25 per common share.

        Upon completion of the acquisition, WorldHeart will retain MedQuest's employees at the facility in Salt Lake City, Utah, which will serve as the development and manufacturing site for our rotary pump products.

        Maverick is a majority shareholder of MedQuest. At the closing of the transactions, Maverick and the shareholders of MedQuest will hold approximately 33% of the common shares of WorldHeart. Maverick will be given the right to nominate up to two designees to WorldHeart's board of directors so long as it holds or controls at least 25% of our issued and outstanding common shares.

BUSINESS OF WORLD HEART CORPORATION

Business Overview and Our Products

        Our current business is based on two generations of implantable, pulsatile VADs — the current generation, commercially available Novacor LVAS, and our in-development next-generation VAD, Novacor II. We will also acquire the MedQuest rotary VAD through our purchase of MedQuest. Specifically:

  •
  the Novacor LVAS is currently commercially available as a bridge-to-transplant in the United States, Canada, Europe and Japan. In Europe, it is also commercially available for destination thereapy and as a bridge-to-recovery. In the United States, it is under evaluation in a pivotal study, the RELIANT Trial, for destination therapy;

  •
  the Novacor II is a small, bearingless, next-generation, pulsatile VAD currently under development and which is expected to begin animal trials in 2005, begin initial clinical trials in 2007 and receive commercial approvals in Europe in 2008 and in the United States in 2010; and

  •
  the MedQuest rotary VAD is a small, next-generation, magnetically levitated, centrifugal, rotary, non-pulsatile VAD, now at an advanced stage of development and in preclinical animal and bench testing with an initial feasibility clinical trial expected to be initiated in 2005 and commercial approvals expected in Europe in 2007 and in the United States in 2009.

  The Novacor LVAS

        The Novacor LVAS is our commercially available, implantable, pulsatile VAD, which has been in clinical use for more than 20 years and has been implanted in approximately 1,600 patients worldwide. The Novacor LVAS is an electromagnetically-driven pump, about the size of a human heart, that provides circulatory support for patients with life-threatening heart failure by taking over part or all of the workload of the left ventricle of the heart. It is implanted within the abdominal wall and mimics the natural heart by creating a pulsing flow of blood. The natural heart continues to deliver what it can, and may recover partially while assisted by the Novacor LVAS. The Novacor LVAS is completely self-regulating, responding instantaneously to the recipient's changing heartbeat and circulatory demands.

        The experience in long-term support continues to grow. The majority of recipients have had a support duration of less than one year. However, over 139 recipients have been supported for more than one year, 35 of whom have lived with the device for more than two years, 14 for more than three years, three for more than four years and one for more than six years. No patient deaths have been attributed to the Novacor LVAS failure. A single patient who was transplant-ineligible at the time of initial implant of the Novacor LVAS in 1998 received continuous circulatory support for more than six years from the Novacor LVAS, including a scheduled replacement of the initial Novacor LVAS after four years and this patient subsequently received a natural heart.

        The Novacor LVAS is commercially available as a bridge-to-transplant in Europe, the United States and Canada. In Europe, it is also available with an unrestricted indication for destination therapy. In Japan, the Novacor LVAS is the only approved implantable VAD for use by cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative but a heart transplant.

        In the United States, WorldHeart commenced the RELIANT Trial in the second quarter of 2004.

  Our Next-Generation VAD Platform

Pulsatile VAD

        Our next-generation pulsatile VAD, Novacor II, is currently under development and is expected to result in a fully implantable, pulsatile VAD designed specifically for destination therapy patients. Novacor II is being developed to be approximately 50% of the size of the Novacor LVAS, with no mechanical bearings. For the fully implantable configuration, its dual chamber design eliminates the need for volume compensation and the need for external venting, and incorporates remote power and monitoring (i.e. across-the-skin power and data transfer) and an implanted controller/battery. These features are expected to provide recipients with an enhanced quality of life by allowing freedom of movement and minimal limitations to their regular activities. It is magnetically-driven, allowing for simple operation with no wearing elements or precision components. Initially, the Novacor II will be available with a percutaneous lead to provide clinicians and patients with the simplest possible implant configuration.

        We expect that the Novacor II will begin animal trials in 2005, begin initial clinical trials in 2007 and receive commercial approvals in Europe in 2008 and in the United States in 2010.

MedQuest Rotary VAD

        Through the acquisition of the assets of MedQuest, which is expected to be completed in the second quarter of 2005, we will obtain the MedQuest rotary VAD, an advanced, next-generation, rotary blood pump intended for destination therapy. Unlike the initial generation of rotary pumps with blood-lubricated bearings, the MedQuest rotary VAD is a compact, magnetically levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates wear mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient's blood for suspension. The MedQuest rotary VAD's levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of optimal simplicity.

        The MedQuest rotary VAD is now at an advanced stage of development and is expected to commence an initial feasibility clinical trial in 2005, and is expected to receive commercial approvals in Europe in 2007 and in the United States in 2009.

Third-party Reimbursement for VADs

        The United States and Canada currently provide for public reimbursement of VADs used as a bridge-to-transplant. In addition, certain private insurance carriers in the United States provide reimbursement for VAD use. On October 1, 2003, a National Coverage Decision by the CMS in the United States extended reimbursement to VADs approved by the FDA for destination therapy. On October 1, 2004, CMS implemented a previously announced increase in payments for implantation of all VADs, representing a 30% to 40% increase in reimbursements for centers implanting VADs and resulting in average reimbursement rates in the United States of $130,000 to $140,000.

        Several countries in Europe provide reimbursement for VADs. Reimbursements, however, vary between countries and budget constraints, to date, have limited reimbursements.

        Also, effective April 1, 2004, reimbursement in Japan for implantable VADs was approved.

Application of VADs in Patient Care

  Current Treatment Methods for End-Stage Heart Failure

        The search for an effective treatment for end-stage heart failure is ongoing. Therapies such as medication and transplantation have significant limitations, and alternative emerging technologies, such as xenografts (animal organs or tissue transplanted into humans, with rejection being an even greater challenge), cardiomyoplasty (the use of another muscle wrapped around the heart and electrically stimulated to augment heart function), genetic tissue engineering, multiple site pacing (pacing wires placed on two to three separate ventricular sites), passive constraint devices and implantable artificial hearts (total artificial hearts and ventricular assist devices, pulsatile and non-pulsatile), are being investigated. The following are treatment methods currently being employed for advanced heart failure:

    Medication.    Pharmaceutical drugs are the first line of defence against heart failure; however, in spite of many advances, drug therapies continue to be able to provide only very limited benefit particularly in advanced heart failure patients. Drug therapies usually do not treat the underlying disorder and, thus, can only slow the disease's progression. Moreover, a significant number of heart failure patients may be resistant to treatment with drug therapies and often such therapies have adverse side-effects, some of which can be quite serious for certain patients.

    Heart Transplantation.    Heart transplantation is currently the intervention of choice for some patients with end-stage heart failure. Patients receiving heart transplants have a 71% five-year survival rate

    (source: American Heart Association (AHA), 2004 update). However, the availability of donor organs as well as other major limitations, described below, has limited the number of transplants worldwide to about 4,000 per year. In the United States, the number of heart transplants is just over 2,000 annually (2,057 in 2003; 2,154 in 2002; 2,202 in 2001; 2,199 in 2000; 2,184 in 1999; 2,340 in 1998), according to the AHA, despite the fact that the AHA estimates that each year at least 40,000 Americans under age 65 would benefit from heart transplants. Another negative feature of transplants is the need for immuno-suppressive medication to prevent rejection of the implanted organ, which can make patients vulnerable to other diseases and which may have other adverse side effects. In addition, heart transplantation procedures are rarely used in emergency situations because of the typically long waiting time required to obtain a suitable donor organ. Furthermore, the transplanted natural heart can itself develop complications. Finally, the costs of heart transplants are reported to be up to $250,000 for the first year.

    Artificial Heart Technology.    Both VADs and total artificial hearts (each a form of mechanical circulatory support) have been used clinically and have been demonstrated to be viable treatments for end-stage heart failure. These devices have already saved thousands of lives during temporary use as a bridge-to-transplant while the recipients await a heart transplant and recently have been used as a bridge-to-recovery or as an alternative to transplantation. The devices currently on the market are designed for implantation in the abdomen or thorax or placement outside the body with connections to the heart, requiring perforation of the diaphragm and/or skin tissue. The external devices typically require at least two perforations of the protective skin and tissue, and connection to a console, which restricts patient mobility. Implantable devices typically require a percutaneous (through-the-skin) lead for power, data transfer and venting.

  Advantages of VADs

        VADs that are either externally placed or abdominally implanted have been demonstrated as being effective in supporting blood circulation in patients with a failing heart. More than 10,000 patients have been supported by pulsatile VADs that are in the market.

        The following advantages over other treatments generally apply to VADs that are currently approved and in use, including the Novacor LVAS. We expect that these advantages will also apply to our Novacor II and the MedQuest rotary VAD that we will acquire:

    Unlimited Supply.    As a manufactured device, VADs are available as and when needed, including on an emergency basis, to treat advanced heart failure patients.

    Potential Reduced Hospitalization.    Unlike transplant patients, VAD patients go to surgery without a protracted wait for a donor organ, and in the case of implantable VADs patients are generally able to leave the hospital after a relatively short recovery period, thus potentially reducing health care costs.

    Potential Improved Patient Health.    After VAD implantation, blood circulation is improved throughout the body and most patients experience improved levels of health as shown in a number of clinical studies, including those for the Novacor LVAS.

    Potential Reduction in Medication Use.    Unlike transplants, VADs typically do not cause rejection responses and, as a result, VAD patients typically do not need the administration of immuno-suppressive medication. Patients are accordingly not subject to the risks and costs associated with long-term administration of these medications.

    Potential Natural Heart Recovery.    Unlike total artificial heart systems, VADs leave the natural heart intact and assist it when it is unable to provide sufficient cardiac function to maintain life. VADs have, in some cases, permitted recovery of natural heart function to the point where the device was eventually removed.

Marketing, Training and Distribution Strategy

        Our principal markets are currently North America and Europe. Revenue for each geographic market for fiscal 2004 and 2003 was as follows:

	Revenue
	2004	2003
United States	$5,343,725	$4,129,322
Europe(1)	3,033,294	1,862,335
Canada(1)	510,672	245,424
Japan	688,070	538,726

	$9,575,761	$6,775,807

(1)
Until December 31, 2003, sales in Europe and Canada were made through our distributor Edwards.

        With the acquisition of the Novacor division of Edwards in June 2000, we immediately gained access to many key medical centres involved in cardiac transplantation in North America, Europe and Japan. The Novacor LVAS has been available for implant in approximately 100 centres in these geographic markets. We sell directly within the United States. Prior to December 31, 2003, outside the United States, the Novacor LVAS was represented by Edwards. On January 1, 2004, we assumed full sales and support responsibility for the Novacor LVAS worldwide with the exception of Japan. WorldHeart continues to distribute its products through Edwards in Japan and through other distributors in selected markets.

        The United States and European-based operations of our Novacor business have experienced clinical and technical personnel who support active implant centres and their leading clinicians.

        Product improvements to the Novacor LVAS, which were introduced in Europe during 2002, have now also been introduced in the United States and Canada. The RELIANT Trial is ongoing in the United States and the data is expected to support a PMA Supplement for the approval of the Novacor LVAS for destination therapy. Our United States sales force has also been expanded in order to increase our sales in the United States.

Sources and Availability of Raw Materials

        In 2004, we experienced difficulties in obtaining certain externally supplied inputs to the Novacor LVAS and related equipment. We continue to work with our suppliers in an attempt to ensure an adequate flow of quality raw materials and subassemblies which will allow us to meet the commercial demand for our products. We do not anticipate that the prices of raw materials will be subject to significant volatility.

Intellectual Property

        We have been granted sixteen United States patents for the Novacor LVAS and its associated subsystems. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Japan.

        To date, we have been granted one patent, and a second patent is pending, for the Novacor II in the United States and a European patent has been granted covering the United Kingdom, France, Germany, Italy, Switzerland and Liechtenstein. We have applied for patents for Novacor II in Canada and in Japan. The Transcutaneous Energy Transfer technology licensed to WorldHeart from the Ottawa Heart Institute intended to be incorporated in Novacor II has been patented in the United States, Canada and the United Kingdom.

        We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of information related to our technology and products, documentation and other proprietary information.

Product Liability Insurance

        We maintain product liability insurance in the amount of $10,000,000 per occurrence and to a maximum of $10,000,000.

Competition

  Overview

        In addition to competing with other less-invasive therapies for heart failure, the Novacor LVAS and next-generation VADs will compete with existing VADs and VADs under development, sold by a number of existing and emerging companies. Competition from medical device companies and medical device subsidiaries of healthcare companies is intense and may increase. Many of our competitors may have substantially greater financial, technical, manufacturing, distribution and marketing resources.

        At present, only two companies in North America have developed implantable VADs approved for commercial sale: WorldHeart and Thoratec. Thoratec has two pulsatile left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pneumatically driven (Heartmate IP LVAS), and the other is electrically driven (HeartMate XVE). The HeartMate XVE and the Novacor LVAS have been approved for commercial sale for bridge-to-transplant indications in the United States and without restriction for use for heart-failure patients in Europe. Each of these VADs is implanted in the abdomen and has a percutaneous lead that combines the power wires and vent.

        The HeartMate XVE received approval for destination therapy in the United States in April 2003. WorldHeart commenced the RELIANT Trial in the second quarter of 2004, in which the Novacor LVAS is being randomized to the HeartMate XVE which is the control arm. It is expected that data from this trial will support a PMA Supplement which will be submitted to the FDA for the use of the Novacor LVAS for destination therapy.

        Thoratec, and other companies such as Abiomed, Inc. (Abiomed), have VADs that are designed for temporary use but are not implanted in the body. Their pumps are external and attached to the natural heart via connecting tubes running through the recipient's skin and tissue. Abiomed's VAD is approved by the FDA for in-hospital use only. In 2001, Thoratec received approval from the FDA for a portable console driver for its VAD that can enable recipients to leave the hospital.

        To date, the only VADs that have been approved in the United States for commercial sale are not totally implantable or remotely powered, monitored and controlled, and, with the exception of the Novacor LVAS and HeartMate XVE, are primarily for acute (short-term) use or for bridge-to-transplant applications.

        In Europe and certain other countries outside North America, Berlin Heart Institute and Medos Medizentechnik AG provide external VADs comparable to those manufactured and distributed by Thoratec.

  Future Competition

  Pulsatile versus Rotary Flow (Non-Pulsatile) VADs

        Currently, most heart assist devices intended for chronic use are pulsatile, mimicking the natural heart's pumping action. Non-pulsatile, or continuous blood flow VADs, are under development and have been tested in animals and in human trials as a bridge-to-transplant or bridge-to-recovery. At the present time, the scientific community has varying opinions as to whether or not continuous flow VADs will be viable for long-term implantation in humans. Continuous flow VADs are expected to be smaller, less complex and valveless, to have lower energy needs and to be potentially less costly. There is a lack of long-term clinical data on non-pulsatile pump reliability and on human physiological and haematological responses, including the determination of the human body's requirement for a pulsatile blood flow for long-term health.

        We believe that effective treatment of advanced heart failure will require both pulsatile and rotary pumps to treat the full spectrum of clinical needs of end and late-stage heart failure patients. We believe that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support

(or, functional replacement); while rotary devices are better suited for late-stage patients, with some left ventricular contractility, who require only partial support (or, assist).

  Pulsatile VADs

        We believe that the only fully implantable, pulsatile VADs under development are the Arrow LionHeart™ VAD and our next-generation VAD, Novacor II.

  Rotary Flow VADs

        There are a large number of non-pulsatile, or rotary flow, VADs in varying stages of development. One such device, which has been undergoing United States clinical trials (as a bridge-to-transplant and for destination therapy) and which is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. This device provides continuous left ventricular assist via a small rotary pump that is implanted in the abdomen and is powered via wires that perforate the skin, connected to an external controller and rechargeable battery pack. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, Inc., is a similar device at a comparable state of development.

        We believe that the MedQuest rotary VAD under development, which we will acquire upon completion of the MedQuest Acquisition, is a technologically advanced, next generation, rotary pump. Its magnetically-levitated rotor results in a pump with no moving parts subject to wear, resulting in a small device expected to provide multi-year support over a wide range of flows.

        Combining MedQuest's rotary VAD with WorldHeart's clinical and commercialization infrastructure and our current and next-generation, long-term, pulsatile Novacor systems will be critical in expanding our activities in the destination therapy market. If the MedQuest Acquisition is completed, WorldHeart will be the only company having small, silent, next-generation pulsatile and rotary systems under development, as well as having a current-generation, pulsatile device in the market today.

Regulatory Matters

  Overview

        Most countries, including the United States, Canada and countries in Europe, require regulatory approval prior to the commercial distribution of medical devices. In particular, implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, in Europe and in other countries. The approval process for our Novacor II and MedQuest's rotary VAD will be expensive and time consuming.

  United States Regulation

        In the United States, the FDA regulates the manufacture, distribution, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the Act. The Novacor LVAS, Novacor II and MedQuest's rotary VAD devices are regulated as Class III medical devices. Human clinical trials are conducted pursuant to an Investigational Design Exemption (IDE), the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the system.

        Before commercial distribution of our devices is permitted in the United States, an application for Premarket Approval must be approved by the FDA.

        In addition, any medical device distributed in the United States is subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with the Quality System Regulation. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Failure to comply with these requirements could result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval.

  Canadian Regulation

        The sale and advertising of medical devices in Canada are governed by the Food and Drugs Act (Canada) through the Medical Devices Regulations, administered by the Medical Devices Bureau of Health Canada (MDB). The current Medical Devices Regulations are undergoing revisions that may align the Canadian regulatory process with those of Canada's international trading partners. We believe that international harmonization of the regulatory process will be more likely to accelerate than slow the approval process as it relates to WorldHeart's next-generation VAD, Novacor II, and the MedQuest rotary VAD.

        Our Novacor II and the MedQuest rotary VAD are expected to be classified as Class IV medical devices under the Medical Devices Regulations, requiring WorldHeart to apply for authorization from the MDB to conduct investigational testing on human subjects in Canada. At the conclusion of the human clinical trials, we will apply for a medical device license that will allow for general marketing of the device.

  Regulatory Requirements in Other Countries

        It is also our intention to market the Novacor II and the MedQuest rotary VAD in European and other countries. We will be required to meet the applicable medical devices standards in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

        We intend to apply for various applicable certifications under the International Standards Organization (ISO), a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries, including the United States and Canada. ISO standards are integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO. ISO certification is widely regarded as essential to enter Western European markets. All companies are required to obtain ISO certification and the "CE" mark, an international symbol of quality and compliance, in order to market medical devices in Europe. ISO 13485 certification is the most stringent standard in the ISO series and covers design, production, installation and servicing of products. WorldHeart received ISO 13485 certification in 2003. WorldHeart has received "CE" mark certification for the Novacor LVAS, with applicable European medical device directives.

  Other Regulatory Requirements

        We are also subject to various Canadian and/or United States federal, provincial, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with WorldHeart's research, development and production work. The manufacture of biomaterials is also subject to compliance with various federal environmental regulations and/or those of various provincial, state and local agencies. Although we believe that we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant cost to comply with environmental and health and safety regulations in the future.

Our Employees

        At March 30, 2005, we employed 121 full-time staff and consultants. Of these employees, five were employed in Ottawa, Ontario, 106 in Oakland, California, and 10 in Heesch, Netherlands. Approximately 68% of our employees were involved with research, development, manufacturing, quality, and clinical affairs, 12% were in sales and clinical support, and 20% were in finance, administration, and regulatory affairs. In January 2004, we assumed the sales and sales support employees in the Netherlands' office who previously were employed by Edwards.

        The completion of the MedQuest Acquisition will result in the addition of approximately 25 employees at a facility located in Salt Lake City, Utah.

        We currently maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel.

        We believe that the success of our business will depend, to a significant extent, on our ability to attract and retain such personnel. We have access to highly-skilled labour pools in Oakland where there are well-developed technology industries.

        None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe that our relations with our employees are good.

RISK FACTORS

        You should carefully consider the following risk factors related to our business and the MedQuest Acquisition, the Maverick private placement and the Warrant Exercise & Debenture Conversion, in evaluating the business of WorldHeart. The risk factors include risks related to the combined businesses of WorldHeart and MedQuest. Additional risks and uncertainties not presently known to us or that we currently consider not material may also impair our business, financial condition and results of operations. If any of the events described below actually occurs, our business, financial condition or results of operations could be materially adversely affected.

Risk Factors Relating to our Business

We have had substantial losses and limited revenues earned since incorporation.

        Since its founding in 1996, WorldHeart has invested approximately $200 million in internally developed and acquired technologies. These form the basis for the business of WorldHeart today. Research and development expenses have been reduced in the past two years and are expected to be increased in relation to the completion and regulatory approval of products currently under development. In addition, overall expense levels have been reduced during the past two years, while marketing and sales expenses have increased. If the MedQuest Acquisition is completed, there will be an increase in our research and development and other expenses.

        WorldHeart generated revenues of $9,575,761 from commercial sales of the Novacor LVAS for the year ended December 31, 2004 ($6,775,807 for the year ended December 31, 2003). We believe that we will be able to generate increased revenues on the basis of the current product and regulatory approvals that have been granted to date. However, there can be no assurance that we will be able to generate the level of revenues required to achieve profitability and to fund research and development activities.

        We anticipate the closing of the MedQuest Acquisition in the second quarter of 2005. Since its founding in 1993, MedQuest has generated losses from operations and currently does not have a commercially available revenue-generating product. For the six months ended December 31, 2004, MedQuest had a net loss of $1.9 million ($2.2 million for the year ended June 30, 2004). If the MedQuest Acquisition is completed, we are committed to making additional significant expenditures for the MedQuest rotary VAD project in fiscal 2005 and subsequent fiscal years, which will likely result in losses from these activities in future periods. These expenditures include costs associated with performing pre-clinical and clinical trials for the MedQuest rotary VAD, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of the MedQuest rotary VAD.

We will require significant capital investment to bring future products and product enhancements to market.

        Our investment of capital could be significant. Developing our technology, future products and continued product enhancements, including those of the MedQuest rotary VAD technology that we are acquiring, require a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development. If adequate funds are not available when required, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. The inability to obtain additional financing when needed would likely have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain regulatory approvals.

        Most countries, including the United States, Canada and countries in Europe, require regulatory approval prior to the commercial distribution of medical devices. In particular, implanted medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, and in European and other countries. The approval process is expensive and time consuming. Non-compliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant marketing approval for devices, withdrawal of marketing approvals and criminal prosecution. The inability to obtain the appropriate regulatory approvals for our products in the United States, Canada and the rest of the world could have a material adverse effect on our business, financial condition and results of operations.

        In the United States, WorldHeart commenced its RELIANT Trial in the second quarter of 2004 where the Novacor LVAS is being randomized to the HeartMate XVE, which is the control arm. It is expected that data from this trial will support a PMA Supplement, which will be submitted to the FDA for the use of the Novacor LVAS for destination therapy. However, there can be no assurance that the FDA will act quickly or favourably in the review of this application to market.

        The Novacor II is expected to begin animal trials in 2005, commence initial clinical trials in 2007 and receive commercial approvals in Europe in 2008 and in the United States in 2010. In addition, the MedQuest rotary VAD is expected to commence an initial feasibility clinical trial in 2005 and is expected to receive commercial approvals in Europe in 2007 and in the United States in 2009.

        There can be no assurance that the FDA, Health Canada or any other regulatory authority will act favorably or quickly in its review of our applications, if and when made, and significant difficulties and costs may be encountered by us to obtain such approvals that could delay or preclude us from selling our next-generation products in the United States, Europe, Canada and elsewhere. Failure to receive, or delays in receiving, such approvals, including the need for extended clinical trials or additional data as a prerequisite to approval, limitations on the intended use of our next-generation products, the restriction, suspension or revocation of any approvals obtained or any failure to comply with approvals obtained could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of products.

        Our future financial performance is expected to depend on the successful sales and marketing of the Novacor LVAS, the development, introduction, customer acceptance and successful sales and marketing of WorldHeart's Novacor II and, if the MedQuest Acquisition is completed, of a rotary VAD. To date, all of our revenues have resulted from sales of the Novacor LVAS and related technologies. The MedQuest rotary VAD is now at an advanced stage of development and is expected to commence an initial feasibility clinical trial in 2005, and is expected to receive commercial approvals in Europe in 2007 and in the United States in 2009. Our Novacor II is expected to begin animal trials in 2005, commence initial clinical trials in 2007 and receive commercial approvals in Europe in 2008 and in the United States in 2010. There is presently limited pre-clinical data relating to our Novacor II and no applications for any clinical trials or regulatory approvals have been made. Prior to any commercial use, the technologies relating to the Novacor II and to the MedQuest rotary VAD will require pre-clinical and extensive clinical testing, as well as regulatory approvals.

        Our future financial performance will depend, in significant part, on successful development, introduction and customer acceptance of our current generation Novacor LVAS and future Novacor II and MedQuest rotary VAD products. We currently have no clinical data relating to our products under development. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

        New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the successful commercialization of the Novacor II and of the MedQuest rotary VAD. There can be no assurance that we will not experience difficulties that could delay or prevent the commercialization of the Novacor II or of the MedQuest rotary VAD. Any significant delays in, or premature termination of, clinical trials of our products under development could have a material adverse effect on our business, financial condition and results of operations.

Market acceptance of our technologies and products is uncertain.

        The Novacor LVAS and our next-generation Novacor II and MedQuest rotary VAD represent ventricular assist technologies that must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices.

        Failure of our products and their underlying technologies to achieve significant market acceptance could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition and technological obsolescence of our products.

        In addition to competing with other less-invasive therapies for heart failure, including drugs and pacing, our products will compete with ventricular assist technology being developed and sold by a number of other companies. Competition from device companies and medical device subsidiaries of healthcare and pharmaceutical companies is intense and expected to increase.

        Some of our competitors have financial, technical, manufacturing, distribution and marketing resources substantially greater than ours. Third parties may succeed in developing or marketing technologies and products which are more effective than those developed or marketed by us or that could render our technology and products non-competitive or obsolete, or we may not be able to keep pace with technological developments, all of which could have a material adverse effect on our business, financial condition and results of operations.

There are limitations on third-party reimbursement for the cost of implanting our devices.

        Individual patients will seldom be able to pay directly for the costs of implanting our devices. Successful commercialization of our products will depend in large part upon the availability of adequate reimbursement for the treatment and medical costs associated with the products from third-party payers, including governmental and private health insurers and managed care organizations. Consequently, we expect that our products will typically be purchased by healthcare providers, clinics, hospitals and other users who will bill various third-party payers, such as government programs and private insurance plans, for the healthcare services provided to their patients.

        The coverage and the level of payment provided by third-party payers in the United States and other countries vary according to a number of factors, including the medical procedure, third-party payer, location and cost. In the United States, many private payers follow the recommendations of the CMS, which establishes guidelines for the governmental coverage of procedures, services and medical equipment.

        There can be no assurance with respect to any markets in which we seek to distribute our products that third-party coverage and reimbursement will be adequate, that current levels of reimbursement will not be decreased in the future or that future legislation, regulation or reimbursement policies of third-party payers will not otherwise adversely affect the demand for our products or our ability to sell our products on a profitable basis, particularly if the installed cost of our systems and devices should be more expensive than competing products or procedures. The unavailability of third-party payer coverage or the inadequacy of reimbursement could have a material adverse effect on our business, financial condition and results of operations.

We control intellectual property and if we cannot protect our intellectual property, our business could be adversely affected.

        Our intellectual property rights and those we will acquire from MedQuest are and will continue to be a critical component of our success. The loss of critical licenses, patent or trade secret protection for technologies or know-how relating to our current product and our products in development could adversely affect our business prospects. Our business will also depend in part on our ability to defend our existing and future licenses, patents and rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage and could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under United States patent law, and may not adequately protect our proprietary information. Our competitors may independently develop proprietary non-infringing technologies and processes that are substantially equivalent to ours, or design around our patents. Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, we may be unable to sell products using that technology or we may have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Patent litigation could be costly, result in product development delays, and divert the efforts and attention of management from our business.

        The validity of any of our critical licenses or patents may be challenged by others, and we could encounter legal and financial difficulties in enforcing our licenses and patent rights against alleged infringers. In addition, others could develop technologies or obtain patents, which would render our patents and patent rights obsolete. Although we do not believe patents are the sole determinant in the commercial success of our products, the loss of a significant percentage of our licenses or patents could have a material adverse effect on our business, financial condition and results of operations.

        Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on our business. The medical device industry is characterized by frequent and substantial intellectual property litigation. The cardiovascular device market is characterized by extensive patent and other intellectual property claims. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense and significant diversion of the efforts of WorldHeart's technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities or require us to seek additional licenses from third parties or pay royalties that may be substantial. Furthermore, we cannot assure that necessary licenses would be available on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to product liability claims.

        Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of the Novacor LVAS, our next-generation Novacor II and, if the MedQuest Acquisition is completed, the MedQuest rotary VAD, by device recipients in whom the devices are implanted or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by WorldHeart. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Claims against WorldHeart, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician endorsement of our products or to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party manufacturers, and risks related to dependence on sole suppliers.

        The manufacture of our products and MedQuest products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. Achieving continued cost reductions will depend upon our ability to reduce material costs and reduce the time required to complete certain manufacturing processes. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party manufacturers, unanticipated technological problems and delays. WorldHeart, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products. Failure or delay by WorldHeart or any third-party manufacturer of our products or product components to comply with applicable regulations or to satisfy regulatory inspections could have a material adverse effect on our business, financial condition and results of operations.

        We are currently dependent on single-source third-party manufacturers for several of the components used in the Novacor LVAS. We do not have agreements with many of such single-source manufacturers and purchase these components pursuant to purchase orders placed from time to time in the ordinary course of business. We are substantially dependent on the ability of these manufacturers to provide adequate inventories of these components on a timely basis and on favourable terms. These manufacturers also produce components for certain of our competitors, as well as other large customers, and there can be no assurance that such manufacturers will have sufficient production capacity to satisfy our inventory or scheduling requirements during any period of sustained demand, or that we will not be subject to the risk of price fluctuations and periodic delays. Although we believe that our relationships with our manufacturers are satisfactory and that alternative sources for the components we currently purchase from single-source suppliers are currently available, the loss of the services of such manufacturers or substantial price increases imposed by such manufacturers, in the absence of readily available alternative sources of supply, would have a material adverse effect on us. Failure or delay by such manufacturers in supplying components to us on favourable terms could also adversely affect our operating margins and our ability to develop and deliver our products on a timely and competitive basis which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel.

        As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals.

        On August 25, 2004, we announced plans to consolidate our operations from Ottawa, Ontario to Oakland, California over a period of nine months and, as a result, employees previously based in Ottawa have been terminated. The failure to manage successfully the geographic consolidation and the integration of new employees could have a material adverse effect on our business, financial condition and results of operations.

        In the past MedQuest has depended heavily on the contributions of its President and Chief Executive Officer, certain directors, and several other principal members of its technical, sales and support, regulatory and clinical, operating and administrative management and staff, many of whom would be difficult to replace. It is anticipated that all key MedQuest employees will become employees of WorldHeart upon completion of the MedQuest Acquisition. However, there is no assurance that we will be able to retain these individuals.

The price of our shares is highly volatile.

        As a one-product, small capitalization biotechnology company, the price of our common shares has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, introduction of new products, delays in the introduction of new products or changes in product pricing policies by us or our competitors, acquisition or loss of significant customers, partners, distributors and suppliers, changes in earnings' estimates by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of our common shares to fluctuate substantially. There can be no assurance that the market price of our common shares will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

        The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common shares is expected to be subject to significant fluctuations in response to variations in quarterly operating results, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material adverse effect on the market price of our common shares.

We incur risks associated with acquisitions.

        We evaluate, and following the MedQuest Acquisition will continue to evaluate, potential acquisitions of complementary businesses, products and technologies. Such acquisitions could subject us to numerous risks, including risks associated with the integration into WorldHeart of new employees and technology. Moreover, the negotiation and completion of such transactions involves the diversion of resources from our core business operations. In addition, acquisitions could result in immediate and substantial dilution to our existing shareholders, large one-time write-offs or the creation of goodwill or other intangible assets. The failure to successfully evaluate, negotiate, effect and integrate an acquisition transaction could have a material adverse effect on our business, financial condition and results of operations.

We incur risks associated with changes in currency valuations.

        WorldHeart's business is conducted in multiple currencies and WorldHeart may be subject to foreign exchange losses.

        WorldHeart's functional and reporting currency is the United States dollar. However, certain assets, liabilities, revenues and expenses are dominated and occur in foreign currencies including the Euro and Canadian dollar. There can be no assurances that WorldHeart will not suffer losses associated with fluctuations of the United States dollar compared to these foreign currencies.

Risk Factors Related to the MedQuest Acquisition, the Maverick Private Placement and the Warrant Exercise & Debenture Conversion

The availability of additional common shares upon the completion of the MedQuest Acquisition, the Maverick private placement and the Warrant Exercise & Debenture Conversion could depress the price of our common shares.

        Immediately following the completion of the MedQuest Acquisition, the Maverick private placement and the Warrant Exercise & Debenture Conversion a significant number of additional WorldHeart common shares will be available for trading in the public market. The additional shares in the market may cause the price of our common shares to decline. Also, if our shareholders sell substantial numbers of our common shares in the public market following completion of the transactions, the market price of our common shares could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. All of the common shares of WorldHeart issued to MedQuest pursuant to the MedQuest Acquisition and to Maverick pursuant to the private placement will be registered shortly following completion of those transactions, and following registration will become freely tradable without restrictions or further registration. Immediately upon completion of the Warrant Exercise & Debenture Conversion all of the WorldHeart common shares issued pursuant to that transaction, will become freely tradable without restrictions or further registration, in each case, under the Securities Act of 1933, as amended, unless the shares are held by an "affiliate" of WorldHeart, as that term is defined under the Securities Act of 1933, as amended.

The MedQuest Acquisition may stimulate competition and we may not be able to compete successfully.

        The MedQuest Acquisition may cause our competitors to enter business combinations or accelerate product development. These and other competitive practices could create more powerful or aggressive competitors. There is a risk that we will not be able to compete successfully as future markets evolve. Increased competitive pressure could lead to lower sales and prices of our products, and this could harm our business, results of operations and financial condition.

The integration of the WorldHeart and MedQuest businesses may be costly and we may fail to successfully effect the integration.

        Our ability to realize some of the anticipated benefits of the MedQuest Acquisition will depend in part on our ability to integrate MedQuest's operations into our current operations in a timely and efficient manner. The integration process will require significant efforts from each of our management and the management of MedQuest. The MedQuest rotary VAD development will continue to be conducted from the current MedQuest facilities in Salt Lake City, Utah. The integration process may distract management's attention from the day-to-day business of the combined company. If we are unable to successfully integrate the operations of MedQuest or if this integration process is delayed or costs of integration are more than expected, our business, operating results and financial condition may be negatively impacted.

The concentration of our capital stock ownership following the completion of the MedQuest Acquisition, private placement to Maverick and Warrant Exercise & Debenture Conversion will limit your ability to influence corporate matters.

        As of March 30, 2005, one shareholder exercised control over approximately 14.43% of our issued common shares. Upon completion of the MedQuest Acquisition and the private placement to Maverick and the related conversion of debentures and exercise of warrants, Maverick, directly and indirectly, will control approximately 33% of our issued common shares. As such, Maverick will exercise significant influence over all matters requiring shareholder approval, including the election of directors and significant corporate acquisitions such as a merger or other sale of our company or its assets for the foreseeable future. This concentrated control will limit your ability to influence corporate matters, and, as a result, we may take actions that our shareholders do not view as beneficial. As a result, the market price of our common shares could be adversely affected.

Item 2.    Description of Property.

Our Facilities

        Our registered office is located in Ottawa, Ontario. Our facilities in Ottawa comprise 22,755 square feet of manufacturing and office space with a lease that expires on December 31, 2006. We are currently attempting to dispose of this office space as part of our consolidation and we will maintain only a sales function in Canada. As part of the consolidation of our operations which commenced in August 2004, we have moved our head office to Oakland, California where we have two buildings and approximately 40,000 square feet of manufacturing and office space. This space was obtained as part of the Novacor acquisition and continues to be the sole manufacturing facility for the Novacor LVAS. The Oakland lease expires on April 30, 2007. Our office in Heesch, Netherlands consists of approximately 2,500 square feet under a lease expiring December 31, 2007. Upon completion of the acquisition of MedQuest, we will also have facilities in Salt Lake City, Utah totalling approximately 24,000 square feet.

        We are not aware of any environmental issues that may affect the use of our properties.

Item 3.    Legal Proceedings.

        In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common shares trade on the NASDAQ under the symbol WHRT and on the Toronto Stock Exchange (TSX) under the symbol WHT. Our common shares began trading on the NASDAQ commencing in August 1998 but were delisted on October 15, 2002 and were quoted on the NASDAQ OTC Bulletin Board from October 15, 2002 until March 17, 2004. Our common shares were readmitted to trading on NASDAQ on March 18, 2004. On December 1, 2003, WorldHeart amended its articles to effect a one common share for seven common shares consolidation and began trading on a post-consolidated basis on December 4, 2003.

        The following table sets forth the high and low bid prices for our common shares as reported on the NASDAQ OTC Bulletin Board for each of the quarters from the quarter ended March 31, 2003 through March 17, 2004.

	Common Shares
	High	Low
Quarter Ended
March 31, 2003	$12.25	$5.25
June 30, 2003	$8.05	$4.55
September 30, 2003	$12.60	$4.55
December 31, 2003	$9.50	$6.23
January 1, 2004 — March 17, 2004	$8.40	$6.15

        The following table sets forth the high and low sales prices for our common shares as reported on the NASDAQ for each of the quarters from the quarter ended March 31, 2004 through March 30, 2005.

	Common Shares
	High	Low
Quarter Ended
March 31, 2004 (March 18, 2004 — March 31, 2004)	$9.00	$7.68
June 30, 2004	$8.50	$3.70
September 30, 2004	$5.10	$1.05
December 31, 2004	$2.68	$0.97
Month Ended
January 31, 2005	$2.62	$1.33
February 28, 2005	$1.98	$1.31
March 1, 2005 to March 30, 2005	$1.45	$1.12

        The following table sets forth the high and low sales prices for our common shares as reported on the TSX for each of the quarters from the quarter ended March 31, 2003 through March 30, 2005.

	Common Shares
	High		Low
Quarter Ended
March 31, 2003	Cdn$	18.90	Cdn$	8.47
June 30, 2003	Cdn$	12.04	Cdn$	8.40
September 30, 2003	Cdn$	12.74	Cdn$	6.79
December 31, 2003	Cdn$	12.53	Cdn$	8.05
March 31, 2004	Cdn$	11.40	Cdn$	8.40
June 30, 2004	Cdn$	10.85	Cdn$	5.06
September 30, 2004	Cdn$	6.48	Cdn$	1.33
December 31, 2004	Cdn$	3.20	Cdn$	1.16
Month Ended
January 31, 2005	Cdn$	3.00	Cdn$	1.60
February 28, 2005	Cdn$	2.36	Cdn$	1.61
March 1, 2005 to March 30, 2005	Cdn$	1.79	Cdn$	1.33

        As of March 30, 2005, the approximate number of holders of record of our common shares was 200 and the approximate number of beneficial holders of our common shares was 9,400.

EQUITY COMPENSATION PLAN INFORMATION

        WorldHeart adopted the WorldHeart Corporation Employee Stock Option Plan (the Plan) on December 6, 1996 and amended and restated the Plan on March 6, 1997, October 27, 1997, October 27, 1998, February 23, 1999, May 15, 2000, April 26, 2001, May 1, 2002, October 16, 2003, March 9, 2004, September 23, 2004 and on January 31, 2005. The Plan is intended to encourage ownership in WorldHeart's shares by employees, officers, directors and consultants of WorldHeart. The Plan is administered by the Compensation Committee. The maximum number of common shares which may be reserved and set aside under options to eligible persons pursuant to the Plan is 1,501,857 common shares, and subject to shareholder approval being sought at the 2005 Annual and Special Meeting of Shareholders will be increased to 9,772,505 common shares. Subject to shareholder approval being sought at the 2005 Annual and Special Meeting of Shareholders, the maximum number of common shares reserved for issuance to any one person under the Plan has been amended by the board of directors to remove the limitation of 5% of the issued and outstanding common shares from time to time. Pursuant to the Plan, the option exercise price for all options is determined by the Compensation Committee based on the closing price of the common shares on the TSX on the date immediately prior to the date of grant. Unless otherwise determined by the Compensation Committee, options will vest in equal amounts on each of the first, second and third anniversaries of the date of grant and must be exercised within a four year period from the last date of vesting. Some options previously granted under the Plan vest over a five year period and must be exercised within a four year period from the date of vesting.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,921,086	(1)	$3.41	1,950,275	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,921,086		$3.41	1,950,275

(1)
2,383,725 options were granted on September 23, 2004 subject to shareholder approval of an increase in options available under the Plan. The September 23, 2004 grant is conditional on the forfeiture of 251,685 options already issued and outstanding under the Plan.

(2)
3,418,750 options were granted on January 31, 2005 subject to shareholder approval of an increase in the number of options available under the Plan to 9,772,505. If approved, the number of securities to be issued upon exercise of outstanding options, warrants and rights would be 6,339,836; the weighted-average exercise price of the outstanding options, warrants and rights would be $2.37; and the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) would be 3,114,358.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        World Heart Corporation and its subsidiaries are collectively referred to as "WorldHeart". The following Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") was prepared by management as of March 21, 2005, was approved by the Board of Directors and discusses material changes in WorldHeart's financial condition and results of operations and cash flows for the years ended December 31, 2004, 2003 and 2002. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars ("U.S. dollars") unless otherwise stated.

        The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of new products for use in the human body, WorldHeart's need for significant additional funding, successful integration of acquisitions, WorldHeart's need to establish reimbursement mechanisms and product acceptance from third-party payers, extensive government regulation of our products, rapid developments in technology, including developments by competitors, potential lack of anticipated synergies and efficiencies of scale related to the MedQuest acquisition, and potential difficulties in the integration of the MedQuest operations.

OVERVIEW

        WorldHeart is a global medical device company currently focused on the development and commercialization of implantable pulsatile VADs, which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from late-stage congestive heart failure. WorldHeart has facilities in Ottawa, Ontario, Canada, Oakland, California, United States and Heesch, Netherlands. WorldHeart currently derives substantially all of its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment.

        WorldHeart manufactures and distributes the Novacor LVAS. The Corporation sells its Novacor products directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in Japan and certain other countries.

        The Novacor LVAS is commercially approved as a bridge to transplantation device in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, a bridge to transplantation, and to support patients who may have an ability to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

        WorldHeart has commenced a long-term use (Destination Therapy) trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population). Data from the RELIANT Trial is expected to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible patients (Destination Therapy) in the United States.

        WorldHeart is in the process of developing a next-generation implantable pulsatile VAD and, subject to certain approvals, has recently agreed to acquire, from MedQuest, the technology associated with a magnetically levitated centrifugal rotary VAD. Development work on the Novacor II miniature pulsatile VAD will continue with initial clinical trials in 2007, and initial commercial approvals in Europe in 2008 and in the United States in 2010.

SELECTED FINANCIAL INFORMATION

        All financial information is prepared in accordance with U.S. GAAP and is stated in U.S. dollars. Effective January 1, 2004, our functional currency was deemed to have changed from the Canadian dollar to the U.S. dollar. In general, this change resulted from the restructuring and issuance of common shares and warrants that occurred in the year ended December 31, 2003, along with a gradual increase in the overall proportion of business activities conducted in U.S. dollars and with the expectation that this trend will continue. Concurrent with this change in functional currency, we adopted the U.S. dollar as our reporting currency.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net revenue	$9,575,761	$6,775,807	$6,436,696
Net loss for the year	(26,141,798)	(14,629,054)	(24,552,673)
Net loss applicable to common shareholders	(26,141,798)	(18,168,304)	(29,010,753)
Basic and diluted loss per share	(1.70)	(2.90)	(11.42)
Total assets	42,258,430	50,180,069	27,739,896
Long term liabilities	$8,193,508	$—	$2,167,860

SUMMARY OF QUARTERLY RESULTS

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net revenue	$2,986,980	$2,250,050	$2,146,388	$2,192,343
Net loss	(6,293,510)	(10,935,893)	(5,402,792)	(3,509,603)
Net loss applicable to common shareholders	(6,293,510)	(10,935,893)	(5,402,792)	(3,509,603)
Basic and diluted loss per common share	$(0.41)	$(0.71)	$(0.35)	$(0.23)

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net revenue	$559,704	$2,023,170	$1,944,702	$2,248,231
Net loss	(4,846,928)	(8,125,804)	(95,642)	(1,560,680)
Net loss applicable to common shareholders	(6,864,152)	(9,222,682)	(308,212)	(1,773,258)
Basic and diluted loss per common share	$(0.47)	$(2.24)	$(0.10)	$(0.60)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Consolidated results of operations

	Year ended December 31, 2004	As a % of net revenue	December 31, 2003	As a % of net revenue
Revenue
Gross revenues	$9,575,761		$7,883,203
Less: returns	—		(1,107,396)

Net revenue	9,575,761	100%	6,775,807	100%
Cost of goods sold	(7,680,384)	80%	(4,968,898)	73%

Gross margin	1,895,377	20%	1,806,909	27%
Selling, general and administrative	(13,363,796)		(7,263,759)
Research and development	(5,838,754)		(9,604,080)
Restructuring costs	(1,787,129)		(3,356,487)
Amortization of intangibles	(515,012)		(1,938,595)
Foreign exchange gain (loss)	(308,338)		10,055,129
Investment income	99,427		105,596
Loss on disposal of capital assets	(46,431)		(27,147)
Interest and financing expenses	(6,277,142)		(4,406,620)

Net loss	$(26,141,798)		$(14,629,054)

        Revenue.    The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart's revenues. WorldHeart primarily sells its products directly, except for certain countries, including Japan, where we sell through distributors. Prior to January 1, 2004, WorldHeart sold its products directly in the United States and to our distributor, Edwards Lifesciences LLC ("Edwards"), outside the United States.

        The composition of revenue is as follows:

	Year ended December 31, 2004		Year ended December 31, 2003
	$	Number of Units	$	Number of Units
Gross implant revenue / kits	7,055,643	113	5,996,738	118
Peripherals and other	2,520,118		1,886,465

Gross revenue before returns	9,575,761	113	7,883,203	118
Re-purchased Edwards inventory:
— Implant kits	—	—	(602,339)	(20)
— Peripherals and other	—		(505,057)

Net revenue / kits	9,575,761	113	6,775,807	98

        Net revenue for the year ended December 31, 2004 increased to approximately $9.6 million representing an increase of 41% over the year ended December 31, 2003. Implant kit net revenue in 2003 includes the return of 20 units, which WorldHeart re-acquired in connection with the amendments to the distribution agreement with Edwards in December 2003. Net implant kits recognized as revenue in 2004 increased by 15% compared to 2003.

        Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales and services for the year ended December 31, 2004, were approximately $2.5 million, which represents an increase of 82% over other revenue of approximately $1.4 million (gross revenue of approximately $1.9 million less returns of approximately $505,000) recorded in the year ended December 31, 2003. We anticipate that the proportionate sales may shift from hardware, peripheral and service sales to implant kit sales as centres enrolled in our RELIANT Trial increase implant volume under the program.

        Gross revenue increased to approximately $9.6 million representing an increase of 21% over the year ended December 31, 2003. Novacor LVAS implant kit gross revenue increased to approximately $7.1 million for the year ended December 31, 2004 compared to approximately $6.0 million for the year ended December 31, 2003 representing an increase of 18%. The gross number of implant kits recognized as revenue in the year ended December 31, 2004 was 113 compared to 118 in the year ended December 31, 2003. The revenue per kit increased substantially for sales outside of the United States and Japan due primarily to the shift to selling direct to medical centers rather than through a distributor.

        An additional 17 implant kits were shipped and invoiced in the year ended December 31, 2004, however, these kits were deferred as revenue at the time of shipment as the transactions did not meet our revenue recognition criteria. These kits remain in deferred revenue at December 31, 2004 representing approximately $1,020,000 and will be recognized as the earnings process is completed in future periods.

        WorldHeart sold 59 implant kits in the United States in 2004 compared to 51 implant kits in 2003. In Europe, Canada and the rest-of-world, excluding Japan, WorldHeart sold 44 implant kits in 2004 compared to 44 in 2003 (64 kits less the return of 20 kits). Japanese sales totaled ten implant kits in 2004 compared to three in 2003.

        During the second quarter of 2004, WorldHeart announced its RELIANT Trial and implantation commenced under the RELIANT Trial in the third quarter of 2004. The RELIANT Trial is a randomized 40 center equivalency trial where patients will receive a Novacor LVAS or Thoratec Corporation's Heartmate® XVE LVAS on a 2:1 ratio and where Heartmate is the control arm. At December 31, 2004, WorldHeart has enrolled nine (9) centers under the RELIANT Trial with five (5) implants.

        Cost of goods sold.    For the year ended December 31, 2004, the overall cost of goods sold increased to 80% of revenue as compared to 73% for the year ended December 31, 2003.

        Despite continued efforts to improve per unit manufacturing costs, we continued to experience significant production inefficiencies during 2004 caused by supply shortages due to quality control and production volumes well below capacity. This resulted in higher Novacor LVAS per unit production costs. We expect the cost per unit to decrease as we continue to address the supply issues and increase production.

        Gross margin for the year ended December 31, 2004 decreased to 20% of revenues from 27% of revenues for the year ended December 31, 2003. This decrease was due to production inefficiencies, which were partially offset by a shift to direct selling. In addition, certain low margin sales were made to new centers for the initial equipment investment needed to begin a Novacor LVAS implant program at the center. Improvement in gross margin percentage is expected as discounts offered to new centers decrease and as costs per unit decrease from contract manufacturing of some components and production volume increases.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel, professional fees, communication expenses, promotional activities, costs associated with meeting multi-jurisdictional regulatory requirements, insurance premiums, and occupancy and other general corporate expenses.

        The composition of selling, general and administrative expenses is as follows:

	Year ended December 31, 2004	Year ended December 31, 2003
Selling	$7,369,558	$4,518,270
General and administrative	5,994,238	2,745,489

	$13,363,796	$7,263,759

        Selling, general and administrative expenses for the year ended December 31, 2004 increased by approximately $6.1 million or 84% from the same period in 2003. Selling expenses increased during 2004, as compared to 2003, as WorldHeart assumed responsibility for its direct sales in Europe and increased sales and marketing program expenditures in the United States. The comparative sales expenses for the year ended December 31, 2003 were constrained as a result of our financial position at that time. General and administrative expenses have also increased with the expanded infrastructure required to support a broadened sales responsibility and due to increases in communication expenses, professional fees, insurance costs and multi-jurisdictional regulatory costs. Costs related to the European distribution operations and the related support are fully reflected in the results for the year ended December 31, 2004. In the third quarter of 2004, WorldHeart commenced the consolidation of its North American operations. This is anticipated to result in a decrease in general and administrative expenses in 2005.

        Research and development.    Research and development expenses consist principally of payroll and related expenses for development staff, prototype manufacturing, testing, and configuration of equipment expenses, trial expenses, and regulatory affairs expenses.

        Research and development expenses for the year ended December 31, 2004 decreased by approximately $3.8 million or 39% compared to year ended December 31, 2003. Gross research and development expenditures excluding the impact of government programs decreased by 42% to approximately $6.0 million in 2004 compared to approximately $10.3 million in 2003.

	Year ended December 31, 2004	Year ended December 31, 2003
Gross research and development expenses	$5,975,344	$10,299,324
Investment tax credits	(136,590)	(695,244)

Net research and development expenses	$5,838,754	$9,604,080

        Lower research and development costs for year ended December 31, 2004 compared to the same period in 2003 reflect expense reductions associated with the merged next-generation VAD development program and reduced pre-clinical and clinical trial expenses. The cost reduction programs were completed in fiscal year 2003 and the expense reductions were realized in 2004. Development work on the next-generation pulsatile VAD will continue with initial clinical trials expected to begin in 2007.

        Investment tax credits for the year ended December 31, 2004 totaled approximately $137,000 and relate to a Canadian provincial government investment tax credit program. A credit of approximately $2.3 million was recorded against research and development expense for the year ended December 31, 2003 relating to a Canadian federal tax credit program. However, in the same period a provision of approximately $1.7 million was recorded against research and development expense relating to a provincial tax credit program claim that was recorded in a prior period but was, and continues to be, under dispute. WorldHeart continues to review various tax credit programs but only records a credit when collection of the claim is reasonably assured.

        Restructuring costs.    On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the

North American operations into one location is expected to reduce ongoing business expenses and improve operational efficiency and effectiveness.

        WorldHeart expects the restructuring to be completed by the end of June 2005 and expects to incur total restructuring charges of approximately $2.6 million comprised as follows:

	2004
	Total estimated restructuring costs	Actual costs incurred to December 31	Costs paid or settled in the year	Balance in accrued liabilities as at December 31
Employee severance costs	$1,509,192	$1,396,037	$795,923	$600,114
Contract settlement costs	719,894	57,653	—	57,653
Write down of capital assets	338,595	338,595	338,595	—
Other costs	44,083	22,509	8,624	13,885

	$2,611,764	$1,814,794	$1,143,142	$671,652

        During the year ended December 31, 2004, actual restructuring costs of approximately $1.8 million have been recorded. Employee severance costs represent the amount employees have earned to December 31, 2004. Contract settlement costs are recorded when notice is provided that the contract is being terminated and WorldHeart ceases to use the right conveyed under the contract. The capital assets were written down to their net realizable value when the decision was made to consolidate the North American operations and it was determined that the carrying value of the capital assets was impaired. Other restructuring costs are recognized when the services are actually received.

        During the year ended December 31, 2003, WorldHeart realigned its business operations to focus on Novacor LVAS commercial operations and to reduce research and development costs by merging our three next-generation VAD programs. Total restructuring costs for the year ended December 31, 2003 amounted to approximately $3.4 million. The restructuring costs related to employee severance and termination costs were approximately $1.6 million; costs related to the buyout of a Novacor LVAS royalty agreement were approximately $1.0 million; costs related to the excess of inventory purchase cost over the carrying value of the inventory re-purchased from Edwards were approximately $770,000; and other miscellaneous costs were approximately $13,000. The royalty buy-out eliminated royalty payment obligations going forward of 4% of Novacor LVAS sales. Approximately $2.2 million of the 2003 restructuring costs were paid in 2003 with approximately $1.2 million being paid in 2004. The difference of approximately $28,000 was adjusted in 2004 to reflect revised estimates for employee severance and termination costs.

        Amortization of intangibles.    Amortization of intangibles for the year ended December 31, 2004 was approximately $515,000 compared to approximately $1.9 million for the same period in 2003. The majority of the intangible assets arose from the purchase of the Novacor business in June 2000. Most of these assets have now reached the end of their original estimated useful life and have been fully amortized. As at December 31, 2004, intangible assets totaling approximately $255,000 remain unamortized.

        Foreign exchange gains and losses.    During the year ended December 31, 2004, a foreign exchange loss of approximately $308,000 was recorded compared to a gain of approximately $10.0 million for the year ended December 31, 2003. The 2004 foreign exchange loss relates to the effect of a strengthening U.S. dollar compared to the Canadian dollar during the first half of the year on net monetary assets, predominately cash and cash equivalents and short-term investments, less current liabilities, denominated in Canadian dollars. The majority of the 2003 foreign exchange gain can be attributed to the preferred shares.

        Investment income.    Investment income primarily represents interest earned on cash equivalents and short-term investments. During the year ended December 31, 2004, investment income of approximately $99,000 was recorded compared to income of approximately $106,000 for the year ended December 31, 2003. The decrease is due to having, on average over the course of 2004, less surplus cash to invest as compared to 2003.

        Interest expense and financing costs.    During the year ended December 31, 2004, interest and financing costs of approximately $6.3 million were recorded compared to costs of approximately $4.4 million during the year ended December 31, 2003. Interest expense and financing costs in 2004 consisted mainly of the non-cash charge of the beneficial conversion feature of the convertible debentures issued on September 15, 2004, totaling approximately $5.8 million and the corresponding interest related to the convertible debentures. These non-cash interest charges will continue to accrete ratably on the convertible debentures until their conversion or maturity. It is anticipated that all outstanding debentures will be converted in accordance with the terms of the MedQuest acquisition. Interest expense and financing costs for the year ended December 31, 2003 consisted of interest on loan obligations that were outstanding during the year as well as the costs of entering into the loan obligations. In September 2003, the loans were repaid in full.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Consolidated results of operations

	Year ended December 31, 2003	As a % of net revenue	Year ended December 31, 2002	As a % of net revenue
Revenue
Gross revenues	$7,883,203		$6,855,458
Less: Sales returns	(1,107,396)		—
Edwards guarantee fee	—		(418,762)

Net revenue	6,775,807	100%	6,436,696	100%
Cost of goods sold	(4,968,898)	73%	(6,284,996)	98%

Gross margin	1,806,909	27%	151,700	2%
Selling, general and administrative	(7,263,759)		(6,686,437)
Research and development	(9,604,080)		(15,931,912)
Restructuring costs	(3,356,487)		—
Amortization of intangibles	(1,938,595)		(2,603,311)
Foreign exchange gain	10,055,129		509,208
Investment income	105,596		117,589
Loss on disposal of capital assets	(27,147)		(32,087)
Interest and financing expenses	(4,406,620)		(77,423)

Net loss	$(14,629,054)		$(24,552,673)

        Revenue.    The sale of Novacor LVAS Implant Kits and related peripheral equipment and services accounts for substantially all of WorldHeart's revenues. For the years presented above, WorldHeart sold its products directly in the United States and to its distributor, Edwards, outside the United States.

        The composition of revenue is as follows:

	Year ended December 31, 2003		Year ended December 31, 2002
	$	Number of Units	$	Number of Units
Gross implant revenue / kits	5,996,738	118	5,243,915	104
Peripherals and other	1,886,465		1,611,543

Gross revenue before returns and fees	7,883,203	118	6,855,458	104
Re-purchased Edwards inventory:
— Implant kits	(602,339)	(20)	—	—
— Peripherals and other	(505,057)		—
Edwards guarantee fee	—		(418,762)

Net revenue / kits	6,775,807	98	6,436,696	104

        Gross revenues from sales of the Novacor LVAS and related equipment (before returns and the Edwards guarantee) increased 15% from approximately $6.9 million in the year ended December 31, 2002 to approximately $7.9 million in the year ended December 31, 2003. At December 31, 2003, WorldHeart purchased Novacor inventory and other assets from Edwards as part of the amendments to the distribution agreement. The purchase of the inventory was accounted for as a sales return which reduced 2003 revenue by approximately $1.1 million

        In 2003 the gross number of kits shipped for revenue increased by 13% to 118 kits compared to 104 kits in 2002. The net sale of implant kits decreased to 98 kits in 2003 from 104 kits in 2002 due to 20 kits that were treated as returns when WorldHeart re-acquired inventory associated with the amendments to the distribution agreement with Edwards in December 2003.

        In the United States, where WorldHeart sold directly, selling prices were significantly higher than non-U.S. sales where we sold to our distributor Edwards. WorldHeart sold 51 implant kits in the United States in 2003 compared to 39 implant kits in 2002. On December 31, 2003, WorldHeart amended its distribution agreement with Edwards in order to sell directly in the rest of the world with the exception of Japan where Edwards will remain the sole distributor. For future periods, selling prices outside of the United States, except Japan, will increase to reflect end-user pricing. In Europe, Canada and the rest-of-world, excluding Japan, WorldHeart sold 64 implant kits in 2003 compared to 57 in 2002. Japanese sales totaled three (3) implant kits in 2003 compared to eight (8) in 2002.

        In its distribution agreement with Edwards, WorldHeart was required to pay a minimum gross margin guarantee in the event that Edwards' gross margin generated on the sales of WorldHeart products were below $2 million annually. The guarantee shortfall was accounted for as a reduction of revenues. Edwards' sales of WorldHeart's products were sufficient during 2003 to meet the minimum guarantee requirement; therefore, no guarantee payment was required. The guarantee was terminated effective January 1, 2004 as part of the amendment to the Edwards distribution agreement.

        Cost of goods sold.    Cost of goods sold decreased as a percentage of net revenue from 98% in 2002 to 73% in 2003.

        The decrease as a percent of revenue is partially the result of a higher proportion of product being sold in the U.S. where higher margins are earned as compared to Europe and the rest of the world in 2003 versus 2002, the commencement of a cost reduction program for cost of sales in the fourth quarter of 2003, as well as managed reductions in indirect manufacturing support costs and direct manufacturing overheads.

        Correspondingly, gross margins in 2003 increased to 27% of revenues from 2% of net revenues in 2002.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel, professional fees, communication expenses, promotional activities, costs associated with meeting multi-jurisdictional regulatory requirements, insurance premiums, occupancy and other general corporate expenses.

        The composition of selling, general and administrative expenses is as follows:

	Year ended December 31, 2003	Year ended December 31, 2002
Selling	$4,518,270	$4,194,405
General and administrative	2,745,489	2,492,032

	$7,263,759	$6,686,437

        Selling, general and administrative expenses for year ended December 31, 2003 increased by approximately $577,000 or 9% from the same period in 2002. Actual expenses remained fairly constant year over year, however, due to the average exchange rates applied upon the change in our reporting currency, the reported U.S. dollar values show an increase in expenses. The average exchange rate for 2003 increased approximately 12% over the average exchange rate for 2002.

        Research and development.    Research and development expenses consist principally of payroll and related expenses for development staff, prototype manufacturing, testing, and configuration of equipment, trial expenses, regulatory affairs and quality control with respect to prototype development.

        Gross research and development expenses, excluding the impact of government assistance, decreased by approximately $8.5 million or 45% to approximately $10.3 million in 2003 as compared to approximately $18.8 million in 2002. Net research and development costs for 2003 were approximately $6.3 million or 40%, lower than 2002.

	Year ended December 31, 2003	Year ended December 31, 2002
Gross research and development expenses	$10,299,324	$18,776,949
Investment tax credits	(695,244)	(2,845,037)

Net research and development expenses	$9,604,080	$15,931,912

        Lower research and development costs in 2003 compared to 2002 are due to year-over-year expense reductions associated with the merged next-generation VAD development programs and reduced pre-clinical and clinical trial activity compared to 2002. WorldHeart continued to reduce expenditures predominantly due to a consolidation of our next generation VAD development programs that were commenced late in 2002, which resulted in a decelerated investment in research and development throughout 2003.

        WorldHeart continued implants under the feasibility phase of the Novacor LVAS clinical trial (INTrEPID) throughout all of 2002 and into the first quarter of 2003. In addition, the next generation pre-clinical trials were terminated in the third quarter of 2002 and there was no next generation trial activity in 2003.

        During 2002, the consolidated next-generation VAD program and change in the scope necessitated an amendment to the federal government Technology Partners Canada ("TPC") contribution agreement. On May 21, 2003, TPC approved this amendment allowing WorldHeart to claim eligible expenditures for reimbursement against the funding available under the $6.6 million contribution agreement. As part of the amendment to the agreement, the royalty rate payable to TPC was reduced to 0.65% and is to be calculated on the consolidated revenues of WorldHeart commencing January 1, 2004.

        WorldHeart had previously recorded as a credit against research and development expense a tax credit receivable in the amount of approximately $2.3 million related to the provincial Ontario Business Research Institute tax credit ("OBRITC") program. The claim was associated with research payments made to the Cardiovascular Devices Division of the Ottawa Heart Institute Research Corporation ("CVD") from 1997 to 2000. Following the completion of the provincial Ministry of Finance's audit and proposed amendments to the OBRITC legislation, a payment of approximately $598,000 was received during the year ended December 31, 2003. The full amount of the claim is under dispute and, due to the uncertainty of the ultimate resolution of the claim, a provision for the remainder of approximately $1.7 million was recorded in 2003. This provision was charged to research and development expense.

        Restructuring costs.    On September 23, 2003, WorldHeart realigned its business operations to focus on commercial operations and to reduce research and development costs related to our next generation VAD.

        WorldHeart restructured its worldwide distribution agreement with Edwards to allow for better control over direct sales, marketing and distribution for all territories, with the exception of Japan. WorldHeart also purchased certain inventory and capital assets from Edwards in Europe and commenced direct sales activities effective January 1, 2004. Edwards agreed to provide certain transitional services until WorldHeart established the appropriate infrastructure to support direct sales in Europe. Early in 2004, World Heart B.V., a wholly owned subsidiary, was incorporated with a head office in Heesch, Netherlands, and the European infrastructure was established in-house in the first half of 2004.

        We also refocused our efforts to reduce manufacturing costs associated with the production of the Novacor LVAS. We continue to evolve our processes to move towards more cost-effective manufacturing processes expected to lead to reduced costs for inventory and cost of goods sold. We also reduced the rate of investment associated with the development of our next-generation VAD.

        As part of these initiatives 37 positions were eliminated, of which 24 related to research and development, nine related to general and administration and four related to manufacturing.

        Total restructuring costs incurred for the year ended December 31, 2003 were approximately $3.4 million and related to the following:

  •
  employee severance and termination costs of approximately $1.6 million;

  •
  costs related to the excess of inventory purchase cost over carrying value of the inventory re-purchased from Edwards amounting to approximately $770,000;

  •
  costs related to the buyout of a Novacor LVAS royalty agreement of approximately $1.0 million; and,

  •
  other miscellaneous costs amounting to approximately $13,000.

        As at December 31, 2003, approximately $2.2 million of the total restructuring costs had been paid with the remainder of approximately $1.2 million included in accounts payable and accrued liabilities all of which except approximately $28,000 was paid in the year ended December 31, 2004. The $28,000 was determined to be an overestimate of accrued salaries and was credited to the 2004 expense.

        Amortization of intangibles.    Amortization of intangibles for 2003 amounted to approximately $1.9 million compared to approximately $2.6 million for 2002. The majority of the intangible assets arose from the purchase of the Novacor business in June 2000. The decrease in amortization is due to the majority of these assets reaching the end of the original estimated useful life during the year. As at December 31, 2003, intangible assets of approximately $879,000 remain unamortized

        Foreign exchange gains.    A foreign exchange gain of approximately $10.0 million was recorded in 2003 compared to a gain of approximately $509,000 in 2002. Certain balance sheet items are denominated in Canadian dollars. Foreign exchange gains and losses arose when the value of the U.S. dollar changed relative to the value of the Canadian dollar. The majority of the foreign exchange gain can be attributed to the preferred shares.

        Investment income.    Investment income primarily represents interest earned on cash equivalents and short-term investments. Investment income decreased to approximately $106,000 in 2003 from approximately $118,000 in 2002. The decrease relates to having a larger sum of excess cash for a shorter period of time in 2003. WorldHeart generated substantially all of its investment income in the fourth quarter of 2003 on excess funds received upon completion of the private placement late in the third quarter of 2003.

        Interest expense and financing costs.    Interest expense and financing costs consist mainly the costs associated with debt financing transactions entered into during the first nine months of 2003.

        Interest and financing expenses in 2003 totaled approximately $4.4 million compared to approximately $77,000 in 2002. The interest, fees and other costs were associated with loans entered into in 2003 to allow WorldHeart to meet its cash requirements until an equity transaction could be completed.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, WorldHeart has funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenues, these funds have provided us with the resources to operate our business, attract and retain key personnel, fund our research and development program and clinical trials, apply and obtain the necessary regulatory approvals and develop our technology and products.

        Liquidity.    At December 31, 2004, WorldHeart had cash, cash equivalents and short-term investments of approximately $8.8 million and net working capital of approximately $14.1 million compared to cash, cash equivalents and short-term investments of approximately $18.1 million and net working capital of approximately $18.3 million at December 31, 2003.

        Cash, cash equivalents and short-term investments decreased in 2004 by approximately $9.3 million. This primarily related to cash used in investing activities of approximately $585,000 for the purchase of capital assets and cash pledged as collateral for a lease; an operating cash net use of approximately $22.9 million including a net pay down of approximately $3.9 million of accounts payable and accrued compensation and an increase in inventory of approximately $2.2 million; offset by the net proceeds received on the issuance of convertible debentures and warrants for approximately $12.9 million; and approximately $1.5 million received on the issuance of common shares through the exercise of warrants.

        During the year, WorldHeart completed a convertible debenture and warrant issuance for gross proceeds of approximately $13.3 million.

        Subsequent to year end, on January 31, 2005, WorldHeart announced that it had entered in to a definitive agreement to acquire MedQuest, subject to certain approvals, consents, conditions and the approval of the shareholders. MedQuest, based in Salt Lake City, Utah, is in the final development stages of its HeartQuest™ ventricular assist device, a magnetically levitated centrifugal rotary blood pump. As separate components of that transaction, WorldHeart also announced that it had definitive agreements to issue through a private placement, 8.9 million common shares, at $1.35 per share, for gross proceeds of $12 million and raise approximately $10.7 million through the exercise of 10.7 million existing warrants at an exercise price of $1.00 per warrant. These transactions are expected to be completed contemporaneously with the MedQuest acquisition in the second quarter of 2005. Upon completion of the private placement and warrant exercise it is anticipated that WorldHeart will receive approximately $22.7 million of cash and extinguish all of its convertible debentures providing adequate resources to fund operations into 2006 when we may be required to obtain additional funding to sustain operations.

        Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations and viability through the expanded sales of Novacor LVAS; increasing revenues through higher average selling prices and enrollment in the RELIANT Trial (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population); decreasing production costs through a manufacturing cost reduction program; the rate of investment in our next-generation technologies, including our under-development pulsatile VAD and the rotary VAD expected to be acquired in the second quarter of 2005; the costs associated with clinical trials and the approval process for the next-generation technologies; and our general efforts to improve operational efficiency and effectiveness.

OUTLOOK

        External environment.    The market for effective pharmacological, electro-physiological or device treatments for late-stage heart failure continues to grow, and despite significant progress on many fronts, no competitive breakthroughs have been announced or are believed to be imminent. The number of diagnosed heart failure patients is increasing as a result of both population demographic trends, and also as a response to the increasing number of survivors from sudden cardiac events, many of whom subsequently develop congestive heart failure. We believe the potential market for our heart assist devices, with their current regulatory approvals, continues to be at least 100,000 patients per annum in North America, Europe, Japan and certain other countries.

        There is growing evidence of increasing clinical acceptance of the use of mechanical circulatory assist therapies in the treatment of late stage heart failure, and on two separate occasions in March 2003 and May 2004, the Centers for Medicare and Medicaid Services in the United States announced the extension of reimbursement coverage for both bridge and destination therapy VAD use. These extensions have resulted in increased payments for procedures using such devices. These developments are expected to continue to accelerate the use of ventricular assist devices both in the United States and elsewhere. Also, effective April 1, 2004, reimbursement in Japan for implantable VADs was approved. Novacor LVAS is the only approved device of its kind in Japan.

        In the United States, WorldHeart commenced a randomized equivalency trial called RELIANT in the second quarter of 2004. In this trial the Novacor LVAS is being randomized to the Thoratec HeartMate® XVE LVAS, which will be the control arm. RELIANT is a randomized 40 center equivalency trial where patients will receive a Novacor LVAS or Thoratec Corporation's Heartmate®XVE LVAS on a 2:1 ratio. It is expected that data from this trial will support a Premarket Approval Supplement, which will be submitted to the U.S. Food and Drug Administration for the use of the Novacor LVAS by non-transplant eligible patients (i.e. destination therapy).

        We continue to believe that the long-term use or Destination Therapy market will evolve rapidly when devices are accepted as reliable and durable. A wider adoption of VADs as a Destination Therapy will likely occur with the next-generation VADs and we believe that late-stage heart failure will be best served by a combination of pulsatile and rotary flow VADs.

        Internal environment.    We expect to continue to incur net operating losses on a quarterly basis, through 2006, assuming the completion of the MedQuest acquisition, which is expected to be completed in the second quarter of 2005. We believe that our commercial operations associated with Novacor LVAS will continue to improve. We expect to continue to increase revenues as a result of higher Novacor LVAS Implant Kit sales, particularly in the United States. Enrollment in the RELIANT Trial commenced in the second quarter of 2004 and implantation under the RELIANT Trial commenced in the third quarter of 2004 and is expected to continue through 2005 and 2006. We also expect gross margin contribution to increase through a combination of higher volumes which should lead to lower per unit manufacturing costs through more efficient and optimal manufacturing levels and continuation of our manufacturing cost reduction program.

        In addition, in the third quarter of 2004, a plan was put in place to consolidate the Ottawa operations into our Oakland operations to further improve operating cost structure, increase efficiency and improve effectiveness.

        WorldHeart expects to complete the acquisition of MedQuest in the second quarter of 2005 and commence an initial feasibility clinical trial of its magnetically levitated centrifugal rotary VAD by the beginning of 2006. Initial commercial approvals for the VAD are expected to occur in Europe 2007 with approvals for the VAD in the United States two years later.

        Development work on the Novacor II pulsatile VAD will continue with initial clinical trials in 2007, and initial commercial approvals in Europe in 2008 and in the United States in 2010.

Commitments

(a)    Contractual Obligations

The following table sets forth WorldHeart's contractual obligations, excluding MedQuest commitments, as of December 31, 2004:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	$3,242,720	$1,440,597	$1,762,450	$39,673
Long-term debt obligations	—	—	—	—
Capital lease obligations	—	—	—	—
Purchase obligations	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	$16,368	$—	$16,368	$—

(b)    Operating Leases

        During 2003, $222,003 was drawn against the cash amount pledged as collateral for obligations under a premises lease for the Oakland, California operations. In 2004, the balance was restored to the original pledged amount of $750,000. The cash remains pledged against a letter of credit issued by WorldHeart in support of its obligations and is not available for general operations.

(c)    Novacor LVAS Royalties

        WorldHeart is committed, under the Novacor LVAS royalty agreement to royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a maximum of $3,232,000. Royalty payments to date total $1,027,184, included in accounts payable and accrued liabilities at December 31, 2004 is $95,646 (December 31, 2003 — $37,478).

(d)    Technology Partnerships Canada Contribution Agreement

        During 2002, WorldHeart entered into a shared funding program with Technology Partnerships Canada ("TPC") under which the Canadian government shares costs of certain research and development activities. Funding in the amount of approximately $6,624,000 was claimed. Effective January 1, 2004, repayment is in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65% for a 9 year period ended December 31, 2012. If during this period royalty payments reach the maximum of $20,250,000 no further repayments will be required. If the royalty payments do not exceed $20,250,000 during this period they will continue until 2015 or until the maximum is reached.

CAPITAL EXPENDITURES

	2004	2003	2002
Capital Expenditures	$363,224	$150,135	$388,611

        Capital expenditures for 2004 decreased substantially from 2003 as WorldHeart reduced costs and expenditures. WorldHeart anticipates that capital expenditures for 2005 will be similar to 2004.

        At December 31, 2004, WorldHeart occupied three locations. The Ottawa location comprises 22,755 square feet of manufacturing and office space with a lease that expires on December 31, 2006. The Ottawa location is currently being shut down as part of the restructuring plan approved in August 2004. The second location is in Oakland with two buildings consisting of approximately 40,000 square feet of manufacturing and office space. The Oakland leases were renewed in 2002 for a five-year term expiring on April 30, 2007. The third location is in Heesch, Netherlands with approximately 2,500 square feet of warehouse and office space. The Heesch lease was signed in 2004 for a three-year term expiring on December 31, 2007.

MARKET RISK

        WorldHeart is subject to investment risk on investments that it makes with excess cash.

        Investment risk is mitigated by close adherence to an established investment policy, which has been approved by the Board of Directors. The policy sets liquidity criteria, and counter party risk diversification criteria and restricts investments to investment grade quality instruments of AA or better or R1 medium or better in the case of commercial paper. There exists modest income exposure to a decline in interest rates. This is not significant due to the short terms to maturity of the instruments held and the already low current interest rates.

        WorldHeart has assets and liabilities denominated in foreign currencies, including the Canadian dollar and the Euro. Occasionally, WorldHeart enters into foreign exchange contracts in order to match its foreign exchange requirements. At December 31, 2004, there were no outstanding foreign exchange forward contracts. WorldHeart generally attempts to match its cash balances to its expected net cash outflow for a particular currency during the year.

CRITICAL ACCOUNTING ESTIMATES

        We have identified the following policies as critical to our business and the understanding of our results of operations. For a more detailed discussion on the application of these and other accounting policies, see the notes to the audited consolidated financial statements.

Revenue recognition

        Revenue from product and service sales is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collection is reasonably assured. WorldHeart also rents certain in-hospital equipment to customers. Rental income is included in revenue when earned. WorldHeart provides for returns based on prior experience.

        For multiple element offerings WorldHeart allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services rendered.

        WorldHeart has provided certain customers with deferred payment terms. In general, WorldHeart transfers future payments under these contracts to third-party financing institutions on a non-recourse basis. In situations where WorldHeart assumed responsibility for interest payments, revenue was recorded net of the present value of the committed future interest cost. The transfer of the related accounts receivable was recorded when control of the receivable was surrendered.

        Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Inventory valuation

        WorldHeart will write-down from time to time certain inventory that it considers obsolete or excess based on its expected demand. To the extent inventory movement or product demand is not as anticipated, the write-down may be higher or lower than the usage that is ultimately experienced. Once written down, the inventory is not written back up.

Valuation of goodwill

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", WorldHeart reviews the carrying value of long-lived assets including goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items.

        In evaluating whether there is an impairment of goodwill, management compares the carrying amounts of such assets with the related enterprise value. In the event an impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the related enterprise value. Since WorldHeart operates in one business segment, enterprise value or market capitalization is an acceptable measurement of the value of the goodwill. The enterprise value determined on December 31, 2004 was sufficient to support the carrying value of goodwill.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", WorldHeart completes on an annual basis an impairment test of goodwill. Upon completion of the impairment test as of the end of the fiscal 2004, it was determined that goodwill is not impaired.

Restructuring

        In August of 2004, a restructuring plan was implemented to consolidate the North American operations, which included a reduction in workforce, lease and contract termination costs, a write down of capital assets to their net realizable value and other costs was implemented. At each reporting date, WorldHeart evaluates the accruals, which are based on estimates, to ensure that they are still appropriate. Included in accruals as of December 31, 2003, were approximately $600,000 related to employee severance costs, approximately $58,000 related to contract termination costs and approximately $14,000 related to other costs. In certain instances, it may be determined that these accruals are no longer required because of efficiencies in carrying out the restructuring plan. In these cases, WorldHeart would reverse any related accrual to income when it is determined it is no longer required. Alternatively, in certain circumstances, it may be determined that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, WorldHeart would increase the applicable existing accrual with the offset recorded as a restructuring charge.

OTHER FACTORS

        Current Product.    WorldHeart's near-term commercial operations are exclusively focused on its Novacor LVAS Implant Kit and related equipment and support. Commercial success will therefore be dependant on WorldHearts ability to continue to increase Novacor LVAS sales. Novacor LVAS is approved for use by eligible heart failure patients without limitation, in Europe and Japan and as a bridge-to-transplant device in the United States and Canada. WorldHeart has commenced an equivalency clinical trial in the second quarter of 2004 in the United States called RELIANT in which patients will be randomized to receive either the Novacor LVAS or the Thoratec HeartMate® XVE LVAS. It is expected that data from this clinical trial will support a Premarket Approval Supplement, which will be submitted to the U.S. Food and Drug Administration, for the use of the Novacor LVAS by non-transplant eligible patients (i.e. destination therapy). Implants under this trial are eligible for reimbursement by the Centers for Medicare and Medicaid Services ("CMS") and certain private insurers. We believe that approval of the Novacor LVAS for long-term or destination therapy use in the United States would increase the market for the Novacor LVAS substantially.

        Pulsatile VADs.    WorldHeart has several competitors with commercially approved pulsatile VADs having pumps that are externally located or abdominally implanted. The devices which are developed by the Corporation's competitors are now primarily used as bridges to transplant, although one product (Thoratec HeartMate® XVE) was approved in 2002 for a destination therapy indication for use in the United States. Some of WorldHeart's existing known competitors have significantly greater financial, production and marketing resources. There can be no assurance that the development program, including pre-clinical and human clinical trials will be successful or that the necessary regulatory approvals will be received.

        WorldHeart believes that our pulsatile next-generation implantable VAD is the only pulsatile device that is currently at an advanced stage of development. During 2002 management merged the three next-generation VAD development programs into one VAD program. WorldHeart expects clinical trials for our next-generation implantable pulsatile VAD will commence in 2007. However, there can be no assurance that the development program, including pre-clinical and human clinical trials will be successful or that the necessary regulatory approvals will be received.

        Non-pulsatile VADs.    As discussed above, subsequent to year-end WorldHeart entered into a definitive agreement to purchase the assets of MedQuest including its rotary flow, centrifugal, magnetically levitated next generation VAD technology. WorldHeart expects clinical trials for our next-generation implantable non-pulsatile VAD will commence in early 2006. However, there can be no assurance that the development program, including pre-clinical and human clinical trials, will be successful or that the necessary regulatory approvals will be received.

        Research and development by WorldHeart's competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received CE Mark in Europe and are in clinical trials in the United States and Europe. It has not been determined whether these non-pulsatile devices will be suitable for long-term use.

        Novacor LVAS Sales.    Sales of the Novacor LVAS contribute to overhead and other indirect costs of producing the Novacor LVAS product. To date, however, at current volumes the Novacor commercial operations have contributed only modest gross margin or have resulted in gross margin deficits. WorldHeart expects to continue to increase gross margin through increased sales and reduced manufacturing costs, however, to the extent that it is unable to do so, there is risk that WorldHeart could be adversely affected and the Novacor operations could continue to consume cash resources.

ACCOUNTING POLICIES

        In previous years WorldHeart presented its consolidated financial statements in accordance with Canadian GAAP. However, WorldHeart changed its presentation to U.S. GAAP at December 31, 2004. Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 22 to the audited consolidated financial statements.

OUTSTANDING SHARE DATA

        The outstanding share data as at December 31, 2004, is a follows:

Number outstanding
Common shares	15,744,522
Options	3,172,771
Warrants	24,424,233
Convertible debentures	10,655,000
Interest on convertible debentures	1,997,813

        Included in options above are 2,383,725 options subject to shareholder approval of an increase in the number of options available under the employee stock option plan.

        A conversion rate of $1.00 per common share was assumed for the interest on the convertible debentures. Interest accrues on the face value of the convertible debentures at an annual non-compounding rate of 3%.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 148,which amended the transitional provisions of SFAS No. 123 for companies electing to recognize employee stock-based compensation using the fair value based method. The provisions of FASB No. 148 will be effective for years beginning on or after January 1, 2006. In addition, during 2004, the FASB issued SFAS No. 123R, which also amended the provisions of SFAS No. 123. The provisions of FASB No. 123R will be effective for years beginning on or after January 1, 2006. The Corporation plans on adopting these new pronouncements in 2006, the impact of which is not known at this time.

        In January 2005, the Canadian Institute of Chartered Accountants ("CICA") released Section 1531, "Comprehensive Income" ("Section 1531"), which requires financial instruments to be measured at fair value. The provisions of Section 1531 are effective for years starting on or after October 31, 2006. The Corporation plans on adopting this new pronouncement in 2007, the impact of which is not known at this time.

Item 7.    Financial Statements.

        The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB on pages F-1 to F-24.

Item 8.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

        Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

Item 8B.    Other Information.

        None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The information relating to our directors, nominees for election as directors, and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders is incorporated herein by reference to such proxy statement.

        We have adopted a written code of business conduct and ethics that applies to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and NASDAQ National Market by filing such amendment or waiver with the Securities and Exchange Commission.

Item 10.    Executive Compensation.

        The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The discussion under the heading "Voting Shares, Record Date and Principal Holders" in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12.    Certain Relationships and Related Transactions.

        None.

Item 13.    Exhibits.

Exhibit 2.1
Asset Purchase Agreement between World Heart Corporation (the "Company") and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Company's Report on Form 6-K, Dated February 1, 2005).
Exhibit 3.1	Certificate and Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.2
Amendment to Certificate and Articles of Incorporation dated June 12, 2000 (incorporated by reference to Exhibit 1.1 to the Company's Annual Report on Form 20-F for the year ended December 31, 2001 (Commission File No. 000-28882)).
Exhibit 3.3	By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.4	Amendment to the By-Laws of the Company (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form F-1, dated December 6, 1996.
Exhibit 3.5	Articles of Amendment, dated November 26, 2003 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 3.6	Articles of Amendment, dated December 1, 2003 (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.2
Registration Rights Agreement, dated September 22, 2003, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.3
Warrant Indenture, dated September 22, 2003, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512) ).
Exhibit 4.4	U.S. Purchase Agreement for Units, dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5
Purchase Agreement, dated September 15, 2004, between the Company and the investors listed therein (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750) ).
Exhibit 4.6
Agency Agreement, dated September 22, 2003, between the Company and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512) ).
Exhibit 4.7
Registration Rights Agreement, dated September 15, 2004, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 4.8
Warrant Indenture, dated September 15, 2004, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750) ).
Exhibit 4.9
Agency Agreement, dated as of September 15, 2004, between the Company and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 4.10	Form of 3% Unsecured Convertible Debentures due September 15, 2009 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 10.1
Restated and Amended Distribution Agreement, dated December 31, 2003, between the Company and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.2	Consulting Agreement, dated July 13, 2004, between the Company and Synergistic Business Solutions.*
Exhibit 10.3	Letter Agreement, dated October 22, 2004, between the Company and Daniela Kennedy.*
Exhibit 10.4	Letter Agreement, dated April 1, 2002, as amended on September 20, 2003 and November 5, 2004, between the Company and D. Mark Goudie.*
Exhibit 10.5	Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Company and Piet Jansen.*
Exhibit 10.6	Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Company and John Marinchak.*
Exhibit 10.7	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Company and Phillip J. Miller.*
Exhibit 10.8	Agreement, dated July 28, 2004, among the Company, SC Stormont Corporation, and Roderick M. Bryden.*

Exhibit 10.9	Purchase Agreement, dated as of January 31, 2005, between the Company and Maverick Venture Management, LLC (incorporated by reference to the Company's Report on Form 6-K, Dated February 1, 2005).
Exhibit 23.1	Consent of Independent Accountants.*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 99.1	Amended and Restated Code of Conduct of the Company, adopted on October 26, 2004.*

*
Filed herewith.

Item 14.    Principal Accountant Fees and Services.

        The discussion under the heading "Appointment of Auditors" in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders in incorporated herein by reference to such proxy statement.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)
By /s/ JAL S. JASSAWALLA, President and Chief Executive Officer (Signature and Title)
Date March 31, 2005

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JAL S. JASSAWALLA Jal S. Jassawalla	President and Chief Executive Officer (principal executive officer)	March 31, 2005
/s/ D. MARK GOUDIE D. Mark Goudie	Vice President, Finance and Chief Financial Officer and Director (principal financial and accounting officer)	March 31, 2005
John F. Carlson	Director	March 31, 2005
/s/ WILLIAM C. GARRIOCK William C. Garriock	Director	March 31, 2005
/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 31, 2005
/s/ C. IAN ROSS C. Ian Ross	Chairman of the Board and Director	March 31, 2005

EXHIBIT INDEX

Exhibit 2.1
Asset Purchase Agreement between World Heart Corporation (the "Company") and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Company's Report on Form 6-K, Dated February 1, 2005).
Exhibit 3.1	Certificate and Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.2
Amendment to Certificate and Articles of Incorporation dated June 12, 2000 (incorporated by reference to Exhibit 1.1 to the Company's Annual Report on Form 20-F for the year ended December 31, 2001 (Commission File No. 000-28882)).
Exhibit 3.3	By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.4	Amendment to the By-Laws of the Company (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form F-1, dated December 6, 1996.
Exhibit 3.5	Articles of Amendment, dated November 26, 2003 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 3.6	Articles of Amendment, dated December 1, 2003 (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.2
Registration Rights Agreement, dated September 22, 2003, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.3
Warrant Indenture, dated September 22, 2003, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512) ).
Exhibit 4.4	U.S. Purchase Agreement for Units, dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5
Purchase Agreement, dated September 15, 2004, between the Company and the investors listed therein (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750) ).
Exhibit 4.6
Agency Agreement, dated September 22, 2003, between the Company and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form F-3 (Commission File No. 333-111512) ).
Exhibit 4.7
Registration Rights Agreement, dated September 15, 2004, between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 4.8
Warrant Indenture, dated September 15, 2004, between the Company and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750) ).
Exhibit 4.9
Agency Agreement, dated as of September 15, 2004, between the Company and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750)).

Exhibit 4.10	Form of 3% Unsecured Convertible Debentures due September 15, 2009 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 10.1
Restated and Amended Distribution Agreement, dated December 31, 2003, between the Company and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Company's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.2	Consulting Agreement, dated July 13, 2004, between the Company and Synergistic Business Solutions.*
Exhibit 10.3	Letter Agreement, dated October 22, 2004, between the Company and Daniela Kennedy.*
Exhibit 10.4	Letter Agreement, dated April 1, 2002, as amended on September 20, 2003 and November 5, 2004, between the Company and D. Mark Goudie.*
Exhibit 10.5	Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Company and Piet Jansen.*
Exhibit 10.6	Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Company and John Marinchak.*
Exhibit 10.7	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Company and Phillip J. Miller.*
Exhibit 10.8	Agreement, dated July 28, 2004, among the Company, SC Stormont Corporation, and Roderick M. Bryden.*
Exhibit 10.9	Purchase Agreement, dated as of January 31, 2005, between the Company and Maverick Venture Management, LLC (incorporated by reference to the Company's Report on Form 6-K, Dated February 1, 2005).
Exhibit 23.1	Consent of Independent Accountants.*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 99.1	Amended and Restated Code of Conduct of the Company, adopted on October 26, 2004.*

*
Filed herewith.

WORLD HEART CORPORATION

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

        Management is responsible for the preparation of the consolidated financial statements and all other information in the annual report. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and reflect management's best estimates and judgments. The financial information presented elsewhere in the annual report is consistent with the consolidated financial statements.

        Management has developed and maintains a system of internal controls to provide reasonable assurance that all assets are safeguarded and to facilitate the preparation of relevant, reliable and timely financial information. Consistent with the concept of reasonable assurance, the Corporation recognizes that the relative cost of maintaining these controls should not exceed their expected benefits.

        The Audit Committee, which is comprised of independent directors, reviews the consolidated financial statements, considers the report of the external auditors, assesses the adequacy of the Corporation's internal controls, and recommends to the Board of Directors the independent auditors for appointment by the shareholders. The consolidated financial statements were reviewed by the Audit Committee and approved by the Board of Directors.

        The consolidated financial statements were audited by PricewaterhouseCoopers LLP, the external auditors, in accordance with generally accepted auditing standards on behalf of the shareholders.

Original signed by:	Original signed by:
JAL. S. JASSAWALLA	D. MARK GOUDIE
President	Chief Financial Officer

AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION

        We have audited the consolidated balance sheets of World Heart Corporation as at December 31, 2004 and 2003, and the consolidated statements of operations, shareholders' equity (deficiency) and cash flow for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards in Canada and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in accordance with generally accepted accounting principles in the United States.

        On March 11, 2005,we reported separately to the shareholders of the Corporation on the consolidated financial statements for the same period, prepared in accordance with accounting principles generally accepted in Canada.

Ottawa, Canada	PRICEWATERHOUSECOOPERS LLP
March 11, 2005	Chartered Accountants

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCES

        In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Although we conducted our audits in accordance with generally accepted auditing standards in Canada and the standards of the Public Company Accounting Oversight Board (United States), our report to the shareholders dated March 11, 2005 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements

Ottawa, Canada	PRICEWATERHOUSECOOPERS LLP
March 11, 2005	Chartered Accountants

WORLD HEART CORPORATION

CONSOLIDATED BALANCE SHEETS

(United States Dollars)

	December 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents (note 4)	$3,818,767	$6,337,677
Short-term investments (note 4)	4,999,034	11,720,510
Trade and other receivables	4,238,049	3,894,911
Prepaid expenses	575,261	614,222
Inventory (note 5)	8,112,525	5,902,866

	21,743,636	28,470,186
Long-term receivable	318,553	—
Cash pledged as collateral for lease (note 17 (a))	750,000	527,997
Capital assets (note 6)	2,011,586	3,041,657
Goodwill	17,179,643	17,179,643
Intangible assets (note 7)	255,012	879,118
Other assets	—	81,468

	$42,258,430	$50,180,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,854,833	$8,214,090
Taxes payable (note 9)	832,000	—
Accrued compensation	1,343,364	1,748,364
Deferred revenue	1,607,622	176,573

	7,637,819	10,139,027
Convertible debentures (note 10)	8,177,140	—
Long-term obligation	16,368	—

	15,831,327	10,139,027

Commitments and contingencies (note 17)
Shareholders' equity
Common shares	214,616,061	212,457,492
Issued and outstanding — 15,744,522 common shares (December 31, 2003 — 15,023,689) (note 12)
Additional paid-in capital	11,451,267	1,081,977
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(193,354,648)	(167,212,850)

	26,427,103	40,041,042

	$42,258,430	$50,180,069

Signed on behalf of the Board of Directors Original signed by John F. Carlson and C. Ian Ross
Director	Director

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States Dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Revenue	$9,575,761	$6,775,807	$6,436,696
Cost of goods sold	(7,680,384)	(4,968,898)	(6,284,996)

Gross margin	1,895,377	1,806,909	151,700

Expenses
Selling, general and administrative	(13,363,796)	(7,263,759)	(6,686,437)
Research and development (note 13)	(5,838,754)	(9,604,080)	(15,931,912)
Restructuring costs (note 14)	(1,787,129)	(3,356,487)	—
Amortization of intangibles	(515,012)	(1,938,595)	(2,603,311)

	(21,504,691)	(22,162,921)	(25,221,660)

Loss before the undernoted	(19,609,314)	(20,356,012)	(25,069,960)
Other income (expenses)
Foreign exchange gain (loss)	(308,338)	10,055,129	509,208
Investment income	99,427	105,596	117,589
Loss on disposal of capital assets	(46,431)	(27,147)	(32,087)
Interest expense and financing costs	(6,277,142)	(4,406,620)	(77,423)

Net loss for the year	(26,141,798)	(14,629,054)	(24,552,673)
Accretion on preferred shares	—	(1,614,855)	(4,458,080)
Inducement related to conversion of preferred shares	—	(1,924,395)	—

Net loss applicable to common shareholders	$(26,141,798)	$(18,168,304)	$(29,010,753)

Weighted average number of common shares outstanding	15,373,689	6,259,757	2,539,912

Basic and diluted loss per common share	$(1.70)	$(2.90)	$(11.42)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Deficiency)

(United States Dollars)

			Special Warrants, Warrants, Options and Additional Paid-in Capital
	Common Stock
				Cumulative Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity (Deficiency)
	Number	Amount
Balance as at December 31, 2001	2,134,656	$83,661,951	$9,453,641	$(51,579)	$(122,631,352)	$(29,567,339)
Special warrants converted into common shares and warrants	432,428	9,839,811	(9,453,641)	—	—	386,170
Warrants issued in connection with government grant (note 17 (c))	—	—	808,011	—	—	808,011
Stock options issued for services	—	—	115,287	—	—	115,287
Warrants issued for services and in connection with short-term loan	—	—	208,419	—	—	208,419
Expired, cancelled and forfeited options and warrants	—	—	—	—	—	—
Accretion on preferred shares	—	—	—	—	(4,458,080)	(4,458,080)
Reduction in APIC caused by accretion on preferred shares	—	—	(1,131,717)	—	1,131,717	—
Cumulative translation adjustment (note 3 (c))	—	—	—	(527,138)	—	(527,138)
Net loss for the year ended December 31, 2002	—	—	—	—	(24,552,673)	(24,552,673)

Balance as at December 31, 2002	2,567,084	93,501,762	—	(578,717)	(150,510,388)	(57,587,343)
Common shares issued through private placement and public offering	11,006,159	43,692,929	—	—	—	43,692,929
Common shares and warrants granted upon the conversion of warrants and rights	238,857	3,211,698	—	—	—	3,211,698
Warrants issued in connection with debentures and loans	—	—	2,354,370	—	—	2,354,370
Common shares and warrants issued upon conversion of preferred shares	1,211,589	72,051,103	—	—	(1,924,395)	70,126,708
Stock options issued for services	—	—	193,449	—	—	193,449
Expired, cancelled and forfeited options and warrants	—	—	—	—	—	—
Accretion on preferred shares	—	—	—	—	(1,614,855)	(1,614,855)
Reduction in APIC caused by accretion on preferred shares	—	—	(1,465,842)	—	1,465,842	—
Cumulative translation adjustment (note 3 (c))	—	—	—	(5,706,860)	—	(5,706,860)
Net loss for the year ended December 31, 2003	—	—	—	—	(14,629,054)	(14,629,054)

Balance as at December 31, 2003	15,023,689	212,457,492	1,081,977	(6,285,577)	(167,212,850)	40,041,042
Common shares and warrants issued in connection with convertible debentures	470,833	659,166	4,548,920	—	—	5,208,086
Value of debentures' beneficial conversion feature	—	—	5,821,370	—	—	5,821,370
Common shares issued upon exercise of warrants	250,000	1,499,403	—	—	—	1,499,403
Warrants repurchased	—	—	(1,000)	—	—	(1,000)
Stock options issued for services	—	—	—	—	—	—
Expired, cancelled and forfeited options and warrants	—	—	—	—	—	—
Net loss for the year ended December 31, 2004	—	—	—	—	(26,141,798)	(26,141,798)

Balance as at December 31, 2004	15,744,522	$214,616,061	$11,451,267	$(6,258,577)	$(193,354,648)	$26,427,103

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(United States Dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
CASH FLOWS FROM (USED IN)
Operating activities
Net loss for the period	$(26,141,798)	$(14,629,054)	$(24,552,673)
Items not involving cash —
Amortization	1,390,508	3,302,044	3,628,188
Loss on disposal of capital assets	46,431	27,147	32,087
Write down of capital and intangible assets	547,366	—	—
Issuance of options and warrants for services and financing costs	81,466	2,704,247	258,704
Interest on debt	6,266,027	—	—
Unrealized foreign exchange loss (gain)	7,956	(9,728,237)	(566,322)
Gain on settlement of obligation	—	(1,694,300)	—
Change in operating components of working capital (note 18)	(5,132,726)	(4,939,234)	7,421,170

	(22,934,770)	(24,957,387)	(13,778,846)

Investing activities
Purchase of short-term investments	(4,999,035)	(10,847,245)	—
Redemption of short-term investments	11,504,032	—	4,382,422
Purchase of capital assets	(363,224)	(150,135)	(388,611)
Cash pledged as collateral for lease	(222,003)	217,178	(753,532)

	5,919,770	(10,780,202)	3,240,279

Financing activities
Capital lease repayments	—	(40,460)	(101,627)
Short-term loan proceeds	—	—	1,288,494
Repayment of short-term loan and accumulated interest	—	(1,308,558)	—
Senior and subordinated loan proceeds	—	6,542,790	—
Repayment of senior and subordinated loan and accumulated interest	—	(7,367,568)	—
Convertible debenture proceeds	13,318,750	856,837	—
Repayment of convertible debenture and accumulated interest	—	(884,108)	—
Bridge loan proceeds	—	767,771	—
Repayment of bridge loan and accumulated interest	—	(775,068)	—
Issuance of common shares through private placement	—	48,453,282	—
Funds received on the exercise of warrants	1,499,403	1,120,555	—
Payment of expenses relating to financing	(378,162)	(379,646)	(26,672)
Repurchase of warrants	(1,000)	—	—
Payment of expenses on the exercise of warrants	—	(33,618)	—
Payment of expenses related to the issuance of common shares	—	(4,760,352)	—

	14,438,991	42,191,857	1,160,195

Effect of exchange rate changes on cash and cash equivalents	57,099	(273,905)	(100,724)

Change in cash and cash equivalents for the period	(2,518,910)	6,180,363	(9,479,096)
Cash and cash equivalents, beginning of the period	6,337,677	157,314	9,636,410

Cash and cash equivalents, end of the period	$3,818,767	$6,337,677	$157,314

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     GOING CONCERN ASSUMPTION

  These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that World Heart Corporation (the "Corporation" or "WorldHeart") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

  The use of these principles may not be appropriate because, as at December 31, 2004, there was substantial doubt that the Corporation would be able to continue as a going concern. The Corporation's ability to continue as a going concern is dependent upon its ability to obtain additional financing and become commercially successful.

  Subsequent to year end, on January 31, 2005, the Corporation announced a definitive agreement to concurrently: acquire all the assets of MedQuest Products, Inc. ("MedQuest") for 9,300,000 common shares; issue approximately 8,900,000 common shares, through a private placement, for gross proceeds of $12,000,000; convert all of its outstanding convertible debentures; and issue 10,655,000 common shares upon the exercise of 10,655,000 warrants for gross proceeds of $10,655,000. This transaction is further described in Note 20. There can be no assurance that the Corporation will be successful in completing this transaction and therefore sustain operations for the foreseeable future.

  These consolidated financial statements do not reflect adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

2.     NATURE OF OPERATIONS

  WorldHeart is a medical devices company with facilities in Ottawa, Ontario, Canada; Oakland, California, USA; and Heesch, Netherlands. WorldHeart is currently focused on the development, commercialization and manufacturing of pulsatile ventricular assist devices ("VADs") which are intended for patients with end-stage heart failure. WorldHeart currently produces and sells the Novacor® LVAS (Left Ventricular Assist System) and is developing a pulsatile next generation VAD.

3.     SIGNIFICANT ACCOUNTING POLICIES

  (a)
  Basis of presentation

    These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries; World Heart Inc. and World Heart B.V., as well as its equity investment in 2007262 Ontario Inc. (see Note 12). All material intercompany transactions and balances have been eliminated. These principles also conform in all material respects with Canadian generally accepted accounting principles ("Canadian GAAP") except as described in Note 22. The consolidated financial statements are expressed in U.S. dollars as described in Note 3 (c).

  (b)
  Use of estimates

    The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

  (c)
  Change in functional and reporting currency

    Effective January 1, 2004, the functional currency of the Corporation changed from the Canadian dollar to the U.S. dollar. In general, this change resulted from the Corporation's restructuring and issuance of common shares and warrants during the year ended December 31, 2003 along with a gradual increase in the overall proportion of business activities conducted in U.S. dollars. Concurrent with this change in functional currency, the Corporation adopted the U.S. dollar as its reporting currency.

    The change was effected for prior periods as follows: assets and liabilities have been translated at the spot rate on that date; income and expense items for those periods have been translated at the average rate for each period; and equity transactions have been translated at historic rates. The resulting net translation adjustment has been posted to the cumulative other comprehensive income account.

  (d)
  Cash equivalents and short-term investments

    Cash equivalents and short-term investments include debt instruments of commercial enterprises, financial institutions and government entities. The Corporation has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide safety and liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year.

  (e)
  Inventory

    Inventory of raw materials is valued at the lower of average cost and replacement cost. Work in progress and finished goods are valued at the lower of average cost and net realizable value.

  (f)
  Capital assets

    Capital assets are recorded at cost. Amortization is calculated using the following rates and bases:

Furniture and fixtures	20% declining balance
Computer equipment and software	30% declining balance
Manufacturing and research equipment	30% declining balance
Leasehold improvements	Straight-line over the lease term

    The carrying value of capital assets is assessed when factors indicating a possible impairment are present. The Corporation records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the discounted cash flows from the asset.

  (g)
  Goodwill and other intangible assets

    Goodwill and intangible assets with an indefinite life are not amortized but are tested for impairment on at least an annual basis. Intangible assets with a definite life, consisting of purchased technology, patents, trademarks and other identified rights, are amortized over their legal or estimated useful lives, whichever is shorter, which generally ranges from 3 to 5 years.

    The Corporation reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items.

    In evaluating whether there is an impairment of goodwill and other intangible assets, management compares the carrying amounts of such assets with the related enterprise value. In the event an impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable discounted estimated future cash flows. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

  (h)
  Income taxes

    Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Corporation provides a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

  (i)
  Common shares

    Common shares are recorded as the net proceeds received on issuance after deducting all share issue costs.

  (j)
  Revenue recognition

    Revenue from product and service sales is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collection is reasonably assured. The Corporation also rents certain in-hospital equipment to customers. Rental income is included in revenue when earned. The Corporation provides for returns based on prior experience.

    For multiple element offerings the Corporation allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services rendered.

    The Corporation has provided certain customers with deferred payment terms. The Corporation has, in certain instances, transferred future payments under these contracts to third-party financing institutions on a non-recourse basis. In situations where the Corporation assumed responsibility for interest payments, revenue was recorded net of the present value of the committed future interest cost. The transfer of the related accounts receivable was recorded when control of the receivable was surrendered.

    Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

  (k)
  Stock-based compensation

    The Corporation has a stock option plan as described in Note 12. The Corporation accounts for its stock option plan in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation expense is recognized when shares are issued at prevailing market prices or options are issued to employees with exercise prices at the grant date equal to prevailing market prices. Any consideration paid by employees on the exercise of stock options or purchase of capital stock is credited to share capital. The pro-forma fair value expense of options issued by the Corporation is disclosed in Note 12.

    Stock options that are re-priced by the Corporation are accounted for using variable accounting under FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", whereby any positive difference between the prevailing market price and the exercise price is recognized as an expense over the vesting period of the option.

    Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

  (l)
  Research and development costs

    Research and development costs, including research performed under contract by third parties, are expensed as incurred.

  (m)
  Government assistance

    Government assistance is recognized when the expenditures that qualify for assistance are made and the Corporation has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when the conditions arise that cause the assistance to become repayable.

  (n)
  Foreign currency translation

    The consolidated financial statements of the Corporation are presented in U.S. dollars. The financial statements of the Corporation and certain of its subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollar as follows: monetary assets and liabilities are translated at exchange rates prevailing at the balance sheet date; non-monetary items and any related amortization of such items are translated at the rates of exchange in effect when the assets were acquired or obligations incurred; and all other income and expense items are translated at average exchange rates prevailing during the year. Exchange gains and losses are included in net loss for the year. Unrealized translation gains and losses on the Corporation's net investment in these operations are accumulated as a component of other comprehensive income (loss).

4.     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

	2004		2003
	Cash and Cash Equivalents	Short-Term Investments	Cash and Cash Equivalents	Short-Term Investments
Cash	$1,518,767	$—	$5,102,947	$—
Guaranteed investment certificates	2,300,000	—	—	—
Asset backed notes held with financial institutions	—	—	1,234,730	—
Corporate securities	—	4,999,034	—	11,720,510

	$3,818,767	$4,999,034	$6,337,677	$11,720,510

  The corporate securities held at December 31, 2004 were purchased on December 21, 2004, earn interest at rates ranging from 2.36% to 4.5% and have maturity dates ranging from June 1, 2005 to March 16, 2006. The securities are classified as available for sale.

5.     INVENTORY

	2004	2003
Raw materials	$2,337,702	$1,076,551
Work in progress	3,014,302	1,764,925
Finished goods	2,760,521	3,061,390

	$8,112,525	$5,902,866

  Included in finished goods inventory is $409,360 (2003 — $Nil) delivered to customers and for which title has transferred to the customer. These transfers are treated as consignment sales and revenue is deferred until the Corporation determines that persuasive evidence of an agreement exists; the price is fixed and determinable; and collection is reasonably assured.

6.     CAPITAL ASSETS

	2004
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$443,349	$334,184	$109,165
Computer equipment and software	1,465,905	1,061,608	404,297
Manufacturing and research equipment	4,996,274	3,498,150	1,498,124
Leasehold improvements	507,755	507,755	—

	$7,413,283	$5,401,697	$2,011,586

	2003
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$407,318	$248,922	$158,396
Computer equipment and software	1,581,625	975,081	606,544
Manufacturing and research equipment	5,458,867	3,182,150	2,276,717
Leasehold improvements	507,755	507,755	—

	$7,955,565	$4,913,908	$3,041,657

7.     INTANGIBLE ASSETS

  The cost and accumulated amortization of the Corporation's intangible assets as of December 31, 2004 and December 31, 2003 are as follows:

	2004
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$5,936,686	$255,012
Other intangible assets	4,371,573	4,371,573	—

	$10,563,271	$10,308,259	$255,012

	2003
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$5,426,633	$765,065
Other intangible assets	4,371,573	4,257,520	114,053

	$10,563,271	$9,684,153	$879,118

8.     SHORT-TERM LOANS

  On December 18, 2002, the Corporation entered into a $1,288,494 non-revolving term loan with a maturity date of June 18, 2003 and interest at the rate of 2% per month. The loan was collateralized by a general security agreement covering the Corporation's right, title and interest in all of its property and assets and an assignment of all patents, trademarks and licence agreements of the Corporation. On January 28, 2003, prior to the maturity date of the loan, the Corporation repaid the loan in full and the security was discharged.

  On January 28, 2003, the Corporation entered into a senior loan agreement totaling $4,579,953 and a subordinated loan agreement totaling $1,962,837 ("Loans"). The Loans originally matured on July 31, 2003 and with an interest rate of 18% per annum payable monthly plus a 4% lenders fee. As collateral for the Loans, the Corporation entered into general security agreements over all of its assets. The Loans were amended to extend the maturity date to September 23, 2003 at which point they were repaid in full. Fees relating to loan extensions on the senior and subordinated loans amounted to $336,782.

  On July 30, 2003, the Corporation issued senior subordinated convertible debentures for gross proceeds of $856,837 with a maturity date of October 22, 2003, and an interest rate of 14%. The subordinated convertible debentures were repaid in full on September 23, 2003.

  On September 4, 2003 the Corporation entered into a bridge loan agreement totaling $767,771 with a maturity date of the earlier of the completion of a private placement and October 22, 2003, with an interest rate of 14% per annum payable monthly, plus a lenders fee of 4%. The bridge loan was repaid in full on September 23, 2003.

9.     TAXES PAYABLE

  The Corporation has accrued $832,000 related to a sales tax assessment received from the Province of Ontario during the year. The amount is included in research and development expenses as the assessment relates to taxes assessed on certain of those expenses incurred in the prior years. Until the assessment has been paid, the Ministry of Finance for Ontario has placed a lien for the value of the assessed amount on the assets of the Corporation.

10.   CONVERTIBLE DEBENTURES

  On September 15, 2004, the Corporation issued unsecured convertible debentures ("Debentures") and detachable warrants ("Warrants") for gross proceeds of $13,318,750. The Debentures, which become due on September 15, 2009, are convertible at any time at the holders' option into common shares of the Corporation at a price of $1.25 per share and accumulate non-compounding interest at an annual rate of 3%. Interest is convertible at any time into common shares of the Corporation at a price based on the five day weighted average trading price immediately prior to conversion. The Corporation can redeem the Debentures when the trading price of the Corporation's common shares is greater than $3.00 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Debentures in any 90-day period. In addition, Warrants to purchase 10,655,000 common shares of the Corporation at an exercise price of $1.55 per share and exercisable for a period of five years were issued to the Debenture holders. The Corporation may call the Warrants when the trading price of the Corporation's common shares is greater than $4.50 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Warrants in any 90-day period.

  The Corporation issued to its agents 470,833 common shares of the Corporation with a value of $659,166 and granted agent's warrants exercisable for 193,800 common shares of the Corporation with a value of $179,759 having the same terms as the Warrants.

  The proceeds of the issue have been split between the Debentures and the Warrants based on their relative fair values. As a result of allocating some of the value of the proceeds to the Warrants, the Debentures contain a beneficial conversion feature equal to the intrinsic value of the Debentures on the date of issuance. The respective fair values of the components of the Debentures at the time of issue and as at December 31, 2004 are as follows:

	September 15, 2004	December 31, 2004
Convertible debentures	$1,911,128	$8,177,140
Warrants	4,369,170	4,369,170
Beneficial conversion feature	5,821,370	—

	$12,101,668	$12,546,310

  On September 16, 2004, the earliest possible exercise date, the full value of the beneficial conversion feature was charged to interest expense. Interest is accrued at the effective rate of the Debentures up to a maturity value of $15,316,563 on September 15, 2009. As a result, an additional $444,642 of interest was accrued to December 31, 2004.

  As a condition of the MedQuest acquisition described in Note 20, the holders of the Debentures have unanimously agreed to convert the Debentures and accrued interest into common shares of the Corporation

11.   PREFERRED SHARES

  (a)
  Authorized

    Authorized preferred shares of the Corporation consist of an unlimited number of shares issuable in series.

  (b)
  Issued

    On September 22, 2003, Edwards exchanged all of the Series A redeemable, cumulative, participating preferred shares of World Heart Inc. for 711,589 common shares.

    On November 27, 2003, Edwards Lifesciences (U.S.) Inc. converted all of the Series A cumulative, redeemable, convertible preferred shares into 500,000 common shares and warrants to acquire 1,000,000 common shares at $5.93 per share, expiring November 27, 2008. A fair value of $6,015,680 was attributed to the additional common shares and warrants of which $4,091,286 was applied to reduce the outstanding liability for accrued dividends and the remaining $1,924,394 was charged to accumulated deficit.

12.   SHAREHOLDERS' EQUITY

  Common shares

  (a)
  Authorized

    Authorized common shares of the Corporation consist of an unlimited number of shares with no par value. On November 25, 2003, the Corporation's shareholders approved a one-for-seven consolidation of the Corporation's common shares and common share equivalents, and on December 1, 2003 WorldHeart filed Articles of Amendment effecting the share consolidation. All references to common share, option, warrant and per common share amounts for all periods presented have been retroactively restated to reflect the share consolidation.

  Employee Stock Option Plan

  The Corporation has an employee stock option plan ("ESOP"). The maximum number of shares that may be reserved and set aside under options to eligible persons pursuant to the ESOP may not exceed 1,501,857 common shares (2003 — 1,501,857). As at December 31, 2004, options for 789,046 common shares have been granted. In addition on September 23, 2004, the Corporation granted, subject to shareholder approval of an increase in the number of options available under the plan, options for 2,383,725 common shares to employees, officers, directors and consultants. Approval will be sought at the next annual meeting of shareholders. In addition, the grant is conditional on the forfeiture by the employees, officers, directors and consultants of 251,685 options for common shares already issued and outstanding under the plan. The maximum number of common shares at any time available for issuance under the ESOP, or pursuant to other outstanding options, to any one person is 5% of the common shares then issued and outstanding. A committee appointed by the Board of Directors administers the ESOP. The option exercise price for all options issued under the ESOP is based on the fair market value of the common shares on the date of grant priced on the close of market in the Toronto Stock Exchange ("TSX") immediately prior to the date of grant. The options generally vest annually in equal portions over either a five-year period or three-year period and must be exercised within a four-year period from each date of vesting.

  On March 5, 2003, the Board of Directors approved a proposal to offer employees, officers, directors and consultants of the Corporation the opportunity to exchange options ("Option Exchange") held by them and granted prior to 2003 ("Existing Options"), for a reduced number of options ("New Options") at a price that more closely reflected the then current trading price. Approval of the shareholders was required with respect to option exchanges for persons considered to be insiders of the Corporation including the Corporation's executive officers and members of the Board of Directors. Shareholders approved the insiders' exchange on June 16, 2003. The Toronto Stock Exchange approved the Option Exchange on June 20, 2003. In total, participants under the ESOP chose to exchange a total of 121,218 Existing Options for 23,660 New Options. These new options are accounted for using variable accounting. No expense has been recognized in these consolidated financial statements.

  Rights related to 2007262 Ontario Inc.

  On December 19, 2001, the Corporation incorporated 2007262 Ontario Inc. ("2007262") to carry out specified research and development. The Corporation and New Generation Biotech (Equity) Fund Inc. ("NewGen"), an Ontario labour sponsored venture capital corporation, subscribed for an equal number of common shares of 2007262. Additionally, NewGen subscribed for 91,000 Series 1 preferred shares ("Series 1 Shares") of 2007262 for net proceeds of $2,157,330 after deducting expenses of the placement of $83,484. The Corporation sold to 2007262 certain technology in exchange for 14,285 Series 2 preferred shares ("Series 2 Shares") of 2007262 and a promissory note in the amount of $1,261,591.

  The promissory note was repaid to the Corporation from the proceeds of the Series 1 preferred shares and the balance of the Series 1 preferred share proceeds was used to improve and enhance the technology transferred by the Corporation.

  On January 31, 2003, NewGen redeemed the Series 1 preferred shares for 91,000 common shares of the Corporation and 91,000 common share purchase warrants ("Purchase Warrants") of the Corporation. Each Purchase Warrant was exercisable into one common share of WorldHeart at a price of $26.25 at any time up to January 24, 2004 but expired unexercised as at that date.

  2007262 has been accounted for as a research and development arrangement. The Corporation recorded the NewGen funding as a liability and the amounts expended by 2007262 from the NewGen funding as research and development expenses in the period that they occurred. Expenses incurred by 2007262 in the year were $230,071 (2003 — $608,970; 2002 — $951,274).

  Stock Option and Warrant Activity

  The following table summarizes the number of options and warrants outstanding and the weighted average exercise price:

	Employees		Non-Employees
	Options #	Weighted average exercise price $	Options #	Weighted average exercise price $	Warrants #	Weighted average exercise price $	Total #
Outstanding at Dec. 31, 2001	177,113	56.47	6,078	53.16	151,066	36.02	334,257
Granted	132,801	27.82	4,826	29.05	490,641	24.92	628,268
Exercised	—	—	—	—	(22,499)	26.72	(22,499)
Expired	(3,518)	45.93	—	—	(12,143)	97.04	(15,661)
Forfeited	(45,099)	38.87	(1,221)	42.56	—	—	(46,320)

Outstanding at Dec. 31, 2002	261,297	45.09	9,683	42.49	607,065	26.18	878,045
Granted	1,079,538	8.07	34,350	8.25	14,138,457	6.18	15,252,345
Exercised	—	—	—	—	(147,857)	7.12	(147,857)
Cancelled	(118,108)	53.77	(3,110)	46.99	—	—	(121,218)
Expired	(2,758)	39.51	—	—	(5,000)	57.75	(7,758)
Forfeited	(75,621)	19.36	(1,258)	9.41	—	—	(76,879)

Outstanding at Dec. 31, 2003	1,144,348	10.98	39,665	13.54	14,592,665	6.99	15,776,678
Granted	127,852	6.46	3,095	7.77	10,923,566	1.58	11,054,513
Exercised	—	—	—	—	(250,000)	5.93	(250,000)
Repurchased	—	—	—	—	(300,000)	5.93	(300,000)
Expired	(7,166)	52.46	—	—	(541,998)	26.84	(549,164)
Forfeited	(514,165)	8.01	(4,583)	8.48	—	—	(518,748)

Outstanding at Dec. 31, 2004	750,869	11.85	38,177	13.68	24,424,233	4.15	25,213,279

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2002	$52.24	$51.84	$27.59
December 31, 2003	45.67	50.55	7.03
December 31, 2004	18.09	18.34	4.15
Number of exercisable options and warrants:
December 31, 2002	87,916	3,372	607,065
December 31, 2003	66,283	4,036	14,592,665
December 31, 2004	287,102	17,867	24,424,233
Range of exercise prices of all options and warrants at December 31, 2004:
From	$1.02	$5.31	$1.55
To	105.43	59.95	29.05
Range of expiry dates of all options and warrants at December 31, 2004:
From	Jan. 5, 2005	Jul. 14, 2005	Dec. 19, 2005
To	Dec. 7, 2011	Dec. 31, 2010	Sep. 14, 2009

  The following table summarizes information about the outstanding options and warrants as at December 31, 2004:

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
$ 1.02 to 2.50	10,868,424	$1.55	4.7
2.51 to 5.00	1,484	4.08	5.5
5.01 to 7.50	13,258,314	6.01	3.7
7.51 to 10.00	864,269	8.00	4.4
10.01 to 20.00	7,838	14.68	1.3
20.01 to 40.00	170,095	28.72	2.1
40.01 to 105.43	42,855	56.44	1.6

	25,213,279	$4.40	4.1

  On September 23, 2004, the Corporation conditionally granted, subject to shareholder approval of an increase in the number of options available under the plan, options for 2,383,725 common shares to employees, officers, directors, and consultants. These conditional grants are not included in the number of options and warrants outstanding of 25,213,279. In addition, the grant is conditional on the forfeiture by the employees, officers, directors and consultants of 251,685 options for common shares already issued and outstanding under the plan. Options were granted as follows: 215,000 to Canadian based individuals with an exercise price of Cdn $1.43 and 2,168,725 to individuals based outside of Canada with an exercise price of $1.12. Options vest one third on each of the first, second and third anniversaries of the date of grant and expire on September 22, 2013.

  The Corporation accounts for its stock option plan in accordance with the provisions of SFAS No. 123, which requires companies to recognize as expense, over the vesting period, the fair value of all stock based awards on the date of grant or to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied to stock-based awards. The Corporation follows this alternative method. The estimated share-based compensation costs based on stock options granted to directors and employees and the pro-forma net loss and loss per share are as follows:

	2004	2003	2002
Net loss	$(26,113,600)	$(31,797,218)	$(32,088,780)
Share-based compensation costs	(2,134,707)	(1,579,378)	(1,653,660)

Adjusted pro forma net loss	$(28,248,307)	$(33,376,596)	$(33,742,440)

Reported basic and diluted loss per share	$(1.70)	$(5.08)	$(12.64)
Share-based compensation costs per share	(0.14)	(0.25)	(0.65)

Pro forma basic loss per share	$(1.84)	$(5.33)	$(13.29)

  The share-based compensation costs and the adjusted pro forma net loss do not include changes related to the options to purchase 2,383,725 common shares that were conditionally granted on September 23, 2004. The weighted average fair value of the options issued during the year ended December 31, 2004 was $4.39 (2003 — $5.48; 2002 — $18.83). The fair values of options granted are determined using the Black-Scholes model. For 2004, 2003 and 2002, the following weighted average assumptions were utilized:

	2004	2003	2002
Expected option life, in years	6	6	6
Volatility	73%	75%	75%
Risk free interest rate	4.00%	3.65%	3.65%
Dividend yield	Nil	Nil	Nil

13.   GOVERNMENT ASSISTANCE

  During the year ended December 31, 2001, the Corporation accrued a tax credit receivable related to the Ontario Business Research Institute tax credit ("OBRITC") program, in the amount of $2,304,492 that was associated with research payments made to the Cardiovascular Devices Division of the Ottawa Heart Institute Research Corporation from 1997 to 2000. Following the completion of the provincial Ministry of Finance's audit and proposed amendments to the OBRITC legislation, the Corporation received payment of $597,538 related to this claim during the year ended December 31, 2003. The full amount of the claim is under dispute and, due to the uncertainty of the ultimate resolution of the claim, the Corporation recorded a provision for the remainder of $1,706,954 in 2003. This provision was charged to research and development expense.

14.   RESTRUCTURING

  On August 25, 2004, the Corporation approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location is expected to reduce ongoing business expenses and improve the Corporation's operational efficiency and effectiveness. The Corporation expects the restructuring to be completed by the end of June 2005 and expects to incur total restructuring charges of $2,611,764 comprising employee severance costs of $1,509,192; contract settlement costs of $719,894; write down of capital assets to net realizable value of $338,595; and other costs of $44,083. The amounts accrued and expensed to date are as follows:

	Costs accrued during the year	Costs paid or settled in the year	Balance in accrued liabilities as at December 31
Employee severance costs	$1,396,037	$795,923	$600,114
Contract settlement costs	57,653	—	57,653
Write down of capital assets	338,595	338,595	—
Other costs	22,509	8,624	13,885

	$1,814,794	$1,143,142	$671,652

  During the year ended December 31, 2003, the Corporation restructured its worldwide distribution to increase emphasis on direct sales and marketing and refocused its next-generation VAD development programs. Associated restructuring costs incurred for 2003 totaled $3,494,676. Employee severance and termination costs of $27,665 were reversed in the year ended December 31, 2004. The Corporation does not anticipate incurring any additional costs relating to the 2003 restructuring activities.

15.   LOSS PER COMMON SHARE

  For all of the years presented, diluted loss per share equals basic loss per share due to the anti-dilutive effect of convertible preferred shares, stock options and warrants. These instruments could potentially dilute basic earnings per share in the future by being converted into common shares:

	Number of common shares to be issued on exercise or conversion
	2004	2003	2002
Convertible preferred shares	—	—	932,502
Employee and non-employee stock options	789,046	1,184,013	270,980
Warrants	24,424,233	14,592,665	840,139
Convertible debentures	10,655,000	—	—
Stock options subject to shareholder approval	2,383,725	—	—

Total potentially dilutive instruments	38,252,004	15,776,678	2,043,621

16.   INCOME TAXES

  The Corporation operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Corporation's effective tax rate is as follows:

	2004	2003	2002
Canadian loss	$(15,761,396)	$(11,035,175)	$(9,081,119)
United States' loss	(9,052,555)	(6,804,439)	(19,929,633)
European loss	(1,299,648)	(328,991)	—

Loss before income taxes	$(26,113,599)	$(18,168,605)	$(29,010,752)

Expected statutory rate	36.12%	36.62%	38.62%
Expected recovery of income tax	$(9,430,000)	$(6,650,000)	$(11,210,000)
Effect of foreign tax rate differences	(510,000)	(350,000)	(490,000)
Permanent differences	95,000	(560,000)	1,680,000
Change in valuation allowance	10,150,000	12,360,000	8,240,000
Effect of changes in SR&ED carryforwards	2,247,000	750,000	800,000
Effect of tax rate changes	268,000	270,000	1,360,000
Effect of exchange rate differences	(2,820,000)	(5,820,000)	(380,000)

Recovery of income taxes	$—	$—	$—

  The Canadian statutory income tax rate of 36.12% is comprised of federal income tax at approximately 22.12% and provincial income tax at approximately 14.00%. For the years ended December 31, 2003 and 2002, the permanent differences relate primarily to imputed interest expense on the Preferred Shares and goodwill amortization.

  The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	2004	2003
Deferred tax assets:
SR&ED expenditures	$10,280,000	$9,390,000
Net operating losses	39,960,000	32,190,000
Investment tax credits	5,540,000	4,660,000
Share issue costs	4,790,000	4,500,000
Asset basis differences	1,500,000	1,320,000

	62,070,000	52,060,000
Less: valuation allowance	(61,780,000)	(51,630,000)

	290,000	430,000
Deferred tax liabilities:
Asset basis differences	(290,000)	(430,000)

Net deferred income tax liability	$—	$—

  As at December 31, 2004 the Corporation has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carryforwards and investment tax credits. The unclaimed amounts and their expiry dates are as follows:

	2004	2003
SR&ED expenditures — carried forward without expiry	$28,500,000	$25,610,000
Income tax loss carryforwards:
Federal (Canada) (expire 2005-2011)	63,203,000	49,210,000
Provincial (expire 2005-2011)	62,100,000	52,290,000
United States (expire 2010-2020)	49,100,000	46,430,000
Europe	1,400,000	140,000
Investment tax credits (expire 2006-2014)	7,100,000	6,170,000

17.   COMMITMENTS AND CONTINGENCIES

  (a)
  Operating Leases

    The Corporation is committed to minimum lease payments for office facilities and equipment as follows:

Year ended December 31,	2005	$1,440,597
	2006	1,407,680
	2007	354,770
	2008	37,476
	2009	2,197

    Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,026,315, $1,114,717, and $1,092,705 respectively. During 2002, the Corporation pledged cash in the amount of $750,000 as collateral for obligations under a premises lease for the Oakland operation. During 2003, $222,003 was drawn against the cash amount pledged to cover certain rent obligations and in 2004 the Corporation restored the balance to the original pledged amount of $750,000.

  (b)
  Novacor LVAS Royalties

    The Corporation is committed, under the Novacor LVAS royalty agreement to royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Royalty payments to date total $1,027,184; included in accounts payable and accrued liabilities at December 31, 2004 is $95,646 (2003 — $37,478).

  (c)
  Technology Partnerships Canada Contribution Agreement

    During 2002, the Corporation entered into a shared funding program with Technology Partnerships Canada ("TPC") under which the Canadian government shares costs of certain research and development activities. The Corporation claimed funding in the amount of approximately $6,624,000. As at December 31, 2004, $203,250 (2003 — $193,648) is included in accounts receivable. Effective January 1, 2004, repayment is in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65%

    for a nine-year period ended December 31, 2012. If during this period royalty payments reach the maximum of $20,250,000 no further repayments will be required. If the royalty payments do not exceed $20,250,000 during this period they will continue until 2015 or until the maximum is reached, whichever comes first. During the year ended December 31, 2004, the Corporation has accrued royalties owing of approximately $69,000.

    In connection with the agreement, the Corporation granted TPC 92,857 warrants to purchase an equivalent number of common shares of the Corporation, exercisable until December 4, 2006 at an exercise price of $29.05 per share.

  (d)
  Research Agreement

    Effective April 1, 1996, the Corporation entered into a research agreement with the Cardiovascular Devices Division ("CVD") of the Ottawa Heart Institute Research Corporation ("Research Agreement") under which the Corporation agreed to fund a substantial portion of CVD's remaining research efforts relating to artificial heart technology. The Corporation acquired joint ownership with CVD of the technology arising from CVD's research under the Research Agreement and an exclusive twenty-five year license to market the product and certain other related technologies for an initial license fee of $147,544 and royalties of 7%. The Corporation is no longer focused on developing or commercializing this technology and as a result is not expected to make any royalty payments to CVD.

    The Corporation's research funding to CVD under the Research Agreement was $13,400,000 for the period April 1, 1996 to December 31, 2004. The Corporation does not anticipate any future payments under the Research Agreement, as it is not pursuing development of the CVD artificial heart technology.

    The Corporation also agreed with CVD to fund approximately Cdn $150,000 per year for the period from July 1, 1996 to June 30, 2006 for a research chair in medical devices at the University of Ottawa Heart Institute.

    CVD was considered a related party by virtue of the fact that the Chairman and Chief Scientific Officer of the Corporation prior to September 23, 2003 was also the Director of CVD. In September 2003, that individual resigned as Chairman and Chief Scientific Officer and as a result CVD is no longer considered a related party.

    Prior to September 23, 2003, the Corporation incurred $159,200 (2002 — $499,480) for research and development fees to CVD under the Research Agreement described in Note 17 (a). In addition, the Corporation incurred $95,200 (2002 — $107,030) to CVD relating to the research chair under the Research Agreement.

    Prior to September 23, 2003, the Corporation incurred salaries of $372,323 (2002 — $476,213) relating to employees that have been seconded by the Corporation to CVD. These expenditures were recovered by the Corporation from CVD.

18.   NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL AND SUPPLEMENTAL CASH FLOW DISCLOSURE

  The net change in operating components of working capital is comprised of:

	2004	2003	2002
Accounts and other receivables	$(475,399)	$(334,286)	$2,017,870
Prepaid expenses	52,000	(275,978)	224,705
Inventory	(2,176,785)	(1,812,506)	1,148,080
Accounts payable and accrued liabilities	(2,172,728)	(2,502,353)	3,418,486
Accrued compensation	(359,814)	(14,111)	612,029

	$(5,132,726)	$(4,939,234)	$7,421,170

  Interest and financing costs paid in the year ended December 31, 2004 totalled $nil (2003 — $1,235,367; 2002 — $nil).

19.   SEGMENTED INFORMATION

  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Corporation's chief decision maker in deciding how to allocate resources and assess performance. The Corporation's chief decision maker is the Chief Executive Officer.

  On September 23, 2003, the Corporation realigned its business operations to focus on commercial operations and to reduce research and development costs. Research and development efforts were refocused to concentrate on developing future products that will evolve from current commercialized technologies and products into next generation technologies and marketable products. Accordingly, the Corporation is no longer organized by multiple operating segments for the purpose of making operating decisions or assessing performance and, as a result, the Corporation operates in one reportable segment.

  The following geographic area data includes revenue based on product shipment destination and long-lived assets based on physical location. The Corporation has locations in Canada, the United States and Europe:

	2004		2003		2002
	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets
United States	$5,343,725	$16,038,366	$4,129,322	$17,023,263	$3,452,779	$18,248,248
Europe	3,033,294	515,011	1,862,335	611,979	2,187,115	—
Canada	510,672	2,892,864	245,424	3,465,176	599,450	3,136,947
Japan	688,070	—	538,726	—	616,114	—
Less: Edwards fee	—	—	—	—	(418,762)	—

	$9,575,761	$19,446,241	$6,775,807	$21,100,418	$6,436,696	$21,385,195

  At December 31, 2004 and 2003 accounts receivable from Edwards comprised 8% and 24%, respectively, of accounts receivable and one other (2003 — one other) account receivable amounted to greater than 10% of the total respective accounts receivable balances. During 2004, Edwards accounted for 7% of revenue and one other customer accounted for 10% of revenue. During 2003, Edwards accounted for 38% of revenue and two other customers accounted for 23% of revenue. During 2002, Edwards accounted for 50% of revenue and no other customer accounted for more than 10% of revenue.

  In conjunction with Edwards' investment in the Corporation and the Corporation's acquisition of the Novacor division from Edwards, the Corporation entered into a distribution agreement (the "Distribution Agreement") whereby Edwards was the sole distributor, except in the United States, of the Corporation's heart assist products for a period of five years commencing July 1, 2000. On December 31, 2003, the Distribution Agreement was amended to reflect Edwards as sole distributor in Japan only. Also on December 31, 2003, the Corporation entered into a transition agreement to acquire certain inventory and capital assets from Edwards. For the year ended December 31, 2004, purchases from Edwards for components were $818,383 (2003 — $674,328; 2002 — $601,580). Edwards agreed to provide administrative services relating to distribution activities on an interim basis. Other purchases from Edwards for research and development materials and support and other services amounted to $180,723 (2003 — $897,121; 2002 — $975,017).

20.   SUBSEQUENT EVENTS

  On January 31, 2005, the Corporation entered into an agreement to acquire all of the assets of MedQuest for 9,300,000 common shares of the Corporation, subject to certain consents, conditions and shareholder approval. In connection with the acquisition of MedQuest, the Corporation has also entered into a private placement agreement with Maverick Venture Management, LLC ("Maverick"). At the closing of the acquisition, Maverick will purchase 8,888,889 common shares of the Corporation at a purchase price of $1.35 per share.

  In addition, as a condition of this transaction, investors that participated in the Corporation's September 2004 convertible debenture transaction (Note 10) have unanimously agreed, subject to shareholder approval of a reduction in the Warrant exercise price from $1.55 to $1.00 per share, to convert their debentures at their stated conversion price of $1.25 per common share into approximately 10,655,000 common shares. The accrued interest will be converted into common shares at a conversion price equal to the market prices at the date of conversion. Subsequent to December 31, 2004, approximately $1.5 million of the debt and approximately $11,300 accrued interest has been converted into approximately 1.4 million common shares of the Corporation. The convertible debenture holders have also agreed to exercise the corresponding warrants into 10,655,000 common shares of the Corporation at an adjusted exercise price of $1.00 per common. The Warrants are currently exercisable until September 2009 at a price of $1.55 per common share. The Company will seek shareholder approval for a $0.55 reduction in the warrant exercise price.

  On January 31, 2005, the Corporation conditionally granted, 3,418,750 options to employees, officers, directors and consultants subject to shareholder approval of an increase in the number of options available under the plan; 1,309,500 of these options are reserved for new directors, officers and employees. The options have an exercise price of $1.48, vest one third on each of the first, second and third anniversaries of the date of grant and expire six years after each vesting date.

21.   FINANCIAL INSTRUMENTS

  Financial instruments recognized in the balance sheet at December 31, 2004 consist of cash and cash equivalents, short-term investments, accounts and other receivables, accounts payable and certain accrued liabilities and convertible debentures. The Corporation does not hold or issue financial instruments for trading purposes.

  The Corporation invests the majority of its excess cash in high-grade instruments and diversifies the concentration of cash among different financial institutions.

  (a)
  Fair value

    The Corporation believes that the carrying values of its financial instruments approximate their fair values because of their short terms to maturity, except for the long-term receivable and the convertible debentures. The long-term receivable is valued at the present value of future cash flows at a rate of 4%. The convertible debentures with a face value of $13,318,750 are presented in their debt and equity components measured at their relative fair values at the time of issue (see Note 10). The current fair value of the convertible debentures is not readily determinable.

  (b)
  Interest rate risk

    The Corporation is subject to interest rate risks from time to time because of the term to maturity of its cash equivalents and short-term investments.

  (c)
  Foreign exchange risk

    The Corporation transacts mainly in U.S. dollars but also in Canadian dollars and Euros. While the Corporation derives revenues in both Euros and Canadian dollars, it currently has net cash outflows in those currencies. The Corporation keeps cash balances on hand in those currencies that it estimates it requires to cover net cash outflow for the next quarter on a rolling basis.

  (d)
  Credit risk

    Financial instruments that potentially subject the Corporation to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Corporation has established guidelines for cash, cash equivalents and short-term investments relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. The Corporation has a limited number of customers, all of which operate in the health-care industry. As at December 31, 2004, approximately 8% (2002 — 24%; 2002 — 68%) of the accounts receivable balance was due from Edwards. The Corporation performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Corporation maintains an allowance for doubtful accounts receivable of $146,307 (2003 — $41,782) based upon the expected collectibility of accounts receivable.

22.   CANADIAN ACCOUNTING PRINCIPLES

  The consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Corporation, for the years ended December 31, 2004, 2003 and 2002 in the following material respects from Canadian GAAP. There are no differences in reported cash flows for the years presented.

  (a)
  Balance sheets — Canadian GAAP
	2004	2003
ASSETS
Current assets	$21,743,636	$28,470,186
Long-term receivable	318,553	—
Cash pledged as collateral for lease	750,000	527,997
Capital assets	2,011,586	3,041,657
Goodwill and intangible assets	17,434,655	18,058,761
Other assets	—	81,468

	$42,258,430	$50,180,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$7,637,819	$10,139,027
Convertible debentures(1)	2,530,659	—
Long-term obligation	16,368	—

	10,184,846	10,139,027

Shareholders' equity (deficiency)
Common shares(2)(3)	187,027,058	184,868,489
Contributed surplus(1)(3)	22,871,780	4,893,750
Cumulative translation adjustment	(6,490,184)	(6,490,184)
Accumulated deficit(1)(2)(3)(4)	(171,335,070)	(143,231,013)

	32,073,584	(40,041,042)

	$42,258,430	$50,180,069

  (b)
  Statements of loss — Canadian GAAP
	2004	2003	2002
Net loss applicable to common shareholders in accordance with U.S. GAAP	$(26,141,798)	$(18,168,304)	$(29,010,753)
Accretion on preferred shares	—	1,614,855	4,458,080
Inducement related to conversion of preferred shares	—	1,924,395	—
Net loss in accordance with U.S. GAAP	(26,141,798)	(14,629,054)	(24,552,673)
Adjustments to reconcile to Canadian GAAP:
Non-cash share based compensation costs(6)	(2,134,707)	—	—
Interest and accretion on convertible debentures(1)	5,469,700	—	—
Amortization of purchased in-process research and development(5)	—	(916,180)	(2,060,095)
Interest on preferred shares(3)	—	(4,322,110)	(4,872,441)
Foreign exchange translation on shares(3)	—	(1,985,669)	(205,650)
Gain on settlement of obligation under research and development arrangement(4)	—	(1,694,300)	—

Net loss in accordance with Canadian GAAP	(22,806,805)	(23,547,313)	(31,690,859)
Inducement related to conversion of preferred shares	—	(1,924,395)	—

Net loss applicable to common shareholders in accordance with Canadian GAAP	$(22,806,805)	$(25,471,708)	$(31,690,859)

Weighted average number of common shares outstanding	15,373,689	6,259,757	2,539,912

Basic and diluted loss per common share	$(1.48)	$(4.07)	$(12.48)

  (c)
  Footnotes

  (1)
  Under U.S. GAAP the proceeds of the issue on the convertible debentures were split between the convertible debentures and the related warrants for common shares based on their relative fair values. As a result of allocating some of the proceeds to the warrants, the convertible debentures contain a beneficial conversion feature equal to the intrinsic value of the convertible debentures on the date of issuance. The value of the warrants and the beneficial conversion feature were recorded in additional paid-in capital. On September 16, 2004, the earliest possible exercise date, the full value of the beneficial conversion feature was charged to interest expense. Under Canadian GAAP the proceeds of the issue were allocated based on the relative fair values of the debentures, the warrants and the conversion option. The net proceeds were allocated as follows:

	September 15, 2004	December 31, 2004
Convertible debentures	$1,734,350	$2,530,659
Warrants	4,504,127	4,504,127
Conversion feature	5,863,191	5,863,191

	$12,101,668	$12,897,977

    The value allocated to the debentures will accrete to the cash value at maturity at the effective interest rate.

    (2)
    Under U.S. GAAP, the difference between the issue price and initial public offering (IPO) price of shares issued within a one-year period prior to the IPO is generally accounted for as an expense and charged against earnings for the period with a corresponding and equal amount recorded as paid-in capital. There is no corresponding requirement under Canadian GAAP. The difference of $32,867,182 related to the Corporation's IPO in 1996, increases the common shares and accumulated deficit reported under U.S. GAAP, with no difference reported in total shareholders' equity.

    (3)
    Under U.S. GAAP, mandatorily redeemable convertible preferred shares are recorded as mezzanine financing at their fair value on the date of issue and excluded from both shareholders' equity and long-term debt. Dividends are accumulated on these shares at the average dividend rate and this amount, together with the amount necessary to accrete the fair value to the redemption price on maturity, are charged first to retained earnings; if no retained earnings, then to accumulated paid-in capital; if no accumulated paid-in capital, then to accumulated deficit. Under Canadian GAAP these shares are treated as compound instruments and divided into their debt and equity components based on the relative fair values at the time of issue and the effective interest related to the debt component is charged to earnings. The different presentation on the balance sheets also results in a difference in the treatment of exchange because, under Canadian GAAP the amount in shareholders' equity is translated at historical rates and the amount in long-term debt is translated at current rates. Under U.S. GAAP, the full value of the preferred shares is translated at current rates.

    (4)
    Under U.S. GAAP, the obligation under the research and development arrangement is classified as a liability. Under Canadian GAAP, this amount is reflected as equity as New Generation Biotech (Equity) Fund Inc. (NewGen) was to receive equity securities of the Corporation upon completion of the R&D arrangement. On January 31, 2003, the Corporation exchanged the 637,000 Series 1 preferred shares held by NewGen for 637,000 common shares of World Heart and 637,000 common share purchase warrants exerciseable into one common share of World Heart at a price of $27.71 per share at any time up to January 24, 2004. As a result of the transaction the Corporation has recorded a gain on the settlement of the obligation and increased share capital by $1,694,300 under U.S. GAAP.

    (5)
    Under U.S. GAAP, acquired in-process research and development is required to be expensed if the related technology has not reached technological feasibility and does not have an alternative future use. Under Canadian GAAP, this amount is capitalized and amortized over its useful life. As a result of an acquisition on June 30, 2000, in-process research and development that was written off for U.S. GAAP is still being amortized under Canadian GAAP.

    (6)
    Under U.S. GAAP, the Corporation accounts for its stock option plan in accordance with APB Opinion No. 25 and provides pro forma net income and pro forma income per share disclosure as if the fair value based method as defined in SFAS No. 123 had been applied to stock-based awards. Under Canadian GAAP, the Corporation accounts for its stock option plan in accordance with CICA 3870 which requires entities to account for employee stock options using the fair value based method, where compensation cost is measured at fair value at the date of grant and is expensed over the stock-based awards vesting period.

23.   NEW ACCOUNTING PRONOUNCEMENTS

  In June 2001, the FASB issued SFAS No. 148,which amended the transitional provisions of SFAS No. 123 for companies electing to recognize employee stock-based compensation using the fair value based method. The provisions of FASB No. 148 will be effective for years beginning on or after January 1, 2006. In addition, during 2004, the FASB issued SFAS No. 123R, which also amended the provisions of SFAS No. 123. The provisions of FASB No. 123R will be effective for years beginning on or after January 1, 2006. The Corporation plans on adopting these new pronouncements in 2006, the impact of which is not known at this time.

  In January 2005, the Canadian Institute of Chartered Accountants ("CICA") released Section 1531, "Comprehensive Income"("Section 1531"), which requires financial instruments to be measured at fair value. The provisions of Section 1531 are effective for years starting on or after October 31, 2006. The Corporation plans on adopting this new pronouncement in 2007, the impact of which is not known at this time.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
SIGNATURES
EXHIBIT INDEX
WORLD HEART CORPORATION
MANAGEMENT'S STATEMENT OF RESPONSIBILITY
AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION
COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCES
WORLD HEART CORPORATION CONSOLIDATED BALANCE SHEETS (United States Dollars)
WORLD HEART CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (United States Dollars)
WORLD HEART CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Deficiency) (United States Dollars)
WORLD HEART CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOW (United States Dollars)
WORLD HEART CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS