Form 10QSB
period 2005-03-31
WORLD HEART CORP
filed 2005-05-16
CIK 1024520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to
                               ---------    --------------------

                       Commission file number: 000-28882
                                               ---------

                             WORLD HEART CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Ontario                                       52-2247240
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                7799 Pardee Lane, Oakland, California, USA, 94621
                    (Address of principal executive offices)

                                 (510) 563-5000
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of March 31, 2005 was 17,101,400.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                TABLE OF CONTENTS

         Item                                                               Page
         ----                                                               ----

Part I   1        Financial Statements                                       3

         2        Management's Discussion and Analysis                      11

         3        Controls and Procedures                                   17

Part II  2        Exhibits and Reports on Form 8-K                          18

                  Signatures                                                19

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.


WORLD HEART CORPORATION
Consolidated Balance Sheets
(United States Dollars)

-------------------------------------------------------------------------------------------------------------
                                                                              March 31,         December 31,
                                                                                   2005                 2004
-------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                    $             4,536,861  $         3,818,767
   Short-term investments                                                             -            4,999,034
   Trade and other receivables                                                4,137,000            4,238,049
   Prepaid expenses                                                             991,467              575,261
   Deferred transaction and financing costs                                     330,247                    -
   Inventory                                                                  8,453,189            8,112,525
                                                               ----------------------------------------------
                                                                             18,448,764           21,743,636
Long-term receivable                                                                  -              318,553
Cash pledged as collateral for lease                                            750,000              750,000
Capital assets                                                                1,937,490            2,011,586
Goodwill                                                                     17,179,643           17,179,643
Intangible assets                                                               127,498              255,012
                                                               ----------------------------------------------
                                                                $            38,443,395  $        42,258,430
                                                               ==============================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities                     $             4,234,969  $         3,854,833
   Taxes payable                                                                744,000              832,000
   Accrued compensation                                                         744,249            1,343,364
   Deferred revenue                                                           1,702,163            1,607,622
                                                               ----------------------------------------------
                                                                              7,425,381            7,637,819
Convertible debentures (note 3)                                               7,473,840            8,177,140
Long-term obligation                                                              8,830               16,368
                                                               ----------------------------------------------
                                                                             14,908,051           15,831,327
                                                               ----------------------------------------------

Shareholders' equity
   Common shares                                                            215,740,523          214,616,061
     Issued and outstanding - 17,101,359 common shares
      (December 31, 2004 - 15,744,522 common shares)
   Additional paid-in capital                                                11,377,442           11,451,267
   Cumulative other comprehensive income                                     (6,285,577)          (6,285,577)
   Accumulated deficit                                                     (197,297,044)        (193,354,648)
                                                               ----------------------------------------------
                                                                             23,535,344           26,427,103
                                                               ----------------------------------------------
                                                                $            38,443,395  $        42,258,430
-------------------------------------------------------------------------------------------------------------

              (The accompanying notes are an integral part of these
                      consolidated financial statements.)

WORLD HEART CORPORATION
Consolidated Statements of Operations and Accumulated Deficit
(United States Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three months ended
                                                                                                  March 31,            March 31,
                                                                                                       2005                 2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)          (unaudited)
Revenue                                                                                   $      3,416,988   $        2,192,343
Cost of goods sold                                                                              (2,111,702)          (1,178,397)
                                                                                          ---------------------------------------

Gross margin                                                                                     1,305,286            1,013,946
                                                                                          ---------------------------------------
Expenses
   Selling, general and administrative                                                          (3,445,829)          (3,035,445)
   Research and development                                                                     (1,187,558)          (1,345,568)
   Restructuring costs (note 5)                                                                   (129,498)                   -
   Amortization of intangibles                                                                    (127,514)            (129,166)
                                                                                          ---------------------------------------
                                                                                                (4,890,399)          (4,510,179)
                                                                                          ---------------------------------------

Operating loss before the undernoted                                                            (3,585,113)          (3,496,233)

Other income (expenses)
   Foreign exchange loss                                                                           (24,372)            (100,467)
   Investment income                                                                                20,026               90,797
   Interest expense and financing costs                                                           (352,937)              (3,704)
                                                                                          ---------------------------------------

Net loss for the period                                                                         (3,942,396)          (3,509,607)

Accumulated deficit, beginning of the period                                                  (193,354,648)        (167,212,850)
                                                                                          ---------------------------------------

Accumulated deficit, end of the period                                                    $   (197,297,044)  $     (170,722,457)
                                                                                          =======================================

Weighted average number of common shares outstanding                                            16,556,950           15,117,096
                                                                                          =======================================

Basic and diluted loss per common share                                                   $          (0.24)  $            (0.23)
---------------------------------------------------------------------------------------------------------------------------------

              (The accompanying notes are an integral part of these
                      consolidated financial statements.)

WORLD HEART CORPORATION
Consolidated Statements of Cash Flow
(United States Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three months ended
                                                                                                     March 31,         March 31,
                                                                                                          2005              2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)        (unaudited)
CASH FLOWS FROM (USED IN)

Operating activities
  Net loss for the period                                                                   $       (3,942,396) $     (3,509,607)
  Items not involving cash -
     Amortization                                                                                      294,522           325,840
     Issuance of options and warrants for services and
        financing costs                                                                                      -             8,201
     Interest and accretion on convertible debentures                                                  347,322                 -
     Unrealized foreign exchange loss                                                                   97,547           123,345
  Change in operating components of working capital                                                   (971,549)       (4,189,108)
                                                                                            -------------------------------------
                                                                                                    (4,174,554)       (7,241,329)
                                                                                            -------------------------------------

Investing activities
  Redemption of short-term investments                                                               4,999,034        11,504,032
  Purchase of capital assets                                                                           (92,912)          (34,251)
  Cash pledged as collateral for lease                                                                       -          (222,003)
                                                                                            -------------------------------------
                                                                                                     4,906,122        11,247,778
                                                                                            -------------------------------------

Financing activities
  Common shares issued through exercise of warrants                                                          -         1,499,404
                                                                                            -------------------------------------
                                                                                                             -         1,499,404
                                                                                            -------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                          (13,474)            27,929
                                                                                            -------------------------------------

Change in cash and cash equivalents for the period                                                     718,094         5,533,782

Cash and cash equivalents, beginning of the period                                                   3,818,767         6,337,677
                                                                                            -------------------------------------
Cash and cash equivalents, end of the period                                                $        4,536,861  $     11,871,459
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Supplementary Cash Flow Information                                                                   Three months ended
                                                                                                     March 31,         March 31,
                                                                                                          2005              2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)        (unaudited)
Convertible debentures settled with the issuance
   of common shares                                                                         $        1,679,461  $              -
Accrued interest on convertible debentures
   settled with the issuance of common shares                                               $           19,977  $              -
---------------------------------------------------------------------------------------------------------------------------------

              (The accompanying notes are an integral part of these
                      consolidated financial statements.)

WORLD HEART CORPORATION
Notes to the Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Going Concern Assumption

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that World Heart Corporation (the "Corporation" or "WorldHeart") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The use of these principles may not be appropriate because, as at March 31, 2005, there was substantial doubt that the Corporation would be able to continue as a going concern. The Corporation's ability to continue as a going concern is dependent upon its ability to obtain additional financing and become commercially successful.

On January 31, 2005, the Corporation announced a definitive agreement to concurrently: acquire all the assets of MedQuest Products, Inc. ("MedQuest") for 9,300,000 common shares; issue 8,888,889 common shares, through a private placement, for gross proceeds of $12,000,000; convert all of its outstanding convertible debentures; and issue 10,655,000 common shares upon the exercise of 10,655,000 warrants for gross proceeds of $10,655,000. During the quarter, $1,679,461 of the convertible debentures and $19,977 of accrued interest were converted into 1,356,837 common shares of the Corporation (see Note 3). There can be no assurance that the Corporation will be successful in completing this transaction and therefore sustain operations for the foreseeable future.

These financial statements do not reflect adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

2.   Significant Accounting Policies

(a)  Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP"), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries; World Heart Inc. and World Heart B.V. All material intercompany transactions and balances have been eliminated. These interim unaudited consolidated financial statements follow the same accounting policies and methods of their application as the Corporation's audited consolidated financial statements for the year ended December 31, 2004. These interim unaudited consolidated financial statements do not conform in all respects to the requirements of GAAP for annual financial statements. These condensed notes to the interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004.

The preparation of these unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the accompanying notes. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. In the opinion of management, these unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented.

3.   Convertible Debentures

On September 15, 2004, the Corporation issued unsecured convertible debentures ("Debentures") and detachable warrants ("Warrants") for gross proceeds of $13,318,750 and net proceeds of $12,101,668 after share issue costs of $1,217,082. The Debentures, which become due on September 15, 2009, are convertible at any time at the holders' option into common shares of the Corporation at a price of $1.25 per share and accumulate non-compounding interest at an annual rate of 3%. Interest is convertible at any time into common shares of the Corporation at a price based on the five day weighted average trading price immediately prior to conversion. The Corporation can redeem the Debentures when the trading price of the Corporation's common shares is greater than $3.00 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Debentures in any 90-day period. In addition, Warrants to purchase 10,655,000 common shares of the Corporation at an exercise price of $1.55 per share and exercisable for a period of five years were issued to the Debenture holders. The Corporation may call the Warrants when the trading price of the Corporation's common shares is greater than $4.50 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Warrants in any 90-day period.

WORLD HEART CORPORATION
Notes to the Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   Convertible Debentures (continued)

The proceeds of the issue were split between the Debentures, the Warrants and the beneficial conversion feature included in the Debentures based on their relative fair values. The respective fair values of the components of the Debentures as at the time of issue, as at December 31, 2004 and as at March 31, 2005 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                         September 15,          December 31,             March 31,
                                                                  2004                  2004                  2005
                                                                                                       (unaudited)
-------------------------------------------------------------------------------------------------------------------
Convertible debentures                                    $   1,911,128        $   8,177,140         $   7,473,840
Warrants                                                      4,369,170            4,369,170             4,369,170
Beneficial conversion feature                                 5,821,370                    -                     -
                                                  -----------------------------------------------------------------

                                                          $  12,101,668        $  12,546,310         $  11,843,010
-------------------------------------------------------------------------------------------------------------------

On September 16, 2004, the earliest possible conversion date, the full value of the beneficial conversion feature was charged to interest expense. Interest and accretion is accrued at the effective rate of the Debentures up to its original maturity value of $15,316,563 on September 15, 2009. As a result, $347,322 of interest and accretion was charged during the three months ended March 31, 2005.

As a condition of the MedQuest transaction, investors that participated in the Corporation's September 2004 convertible debenture transaction have unanimously agreed, subject to shareholder approval of a reduction in the Warrant exercise price from $1.55 to $1.00 per share, to convert their Debentures at their stated conversion price of $1.25 per common share into approximately 10,655,000 common shares. The accrued interest will be converted into common shares at a conversion price equal to the market prices at the date of conversion. The Debenture holders have also unanimously agreed, subject to shareholder approval of the reduction in the Warrant exercise price, to exercise the corresponding Warrants into 10,655,000 common shares of the Corporation at an exercise price of $1.00 per share. The Warrants are currently exercisable until September 2009 at a price of $1.55 per common share. The Corporation is seeking shareholder approval for the $0.55 reduction in the Warrant exercise price.

4.   Stock-based Compensation

The Corporation accounts for its stock option plan in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", which requires companies to recognize as expense, over the vesting period, the fair value of all stock based awards on the date of grant or to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma income per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied to stock-based awards. The Corporation follows this alternative method.

The estimated share-based compensation costs based on stock options granted to directors and employees and the pro forma net loss and loss per share are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended       Three months ended March
                                                                          March 31,                            31,
                                                                               2005                           2004
                                                                        (unaudited)                    (unaudited)
-------------------------------------------------------------------------------------------------------------------
Net loss for the period                               $                 (3,942,396)  $                 (3,509,607)
Share-based compensation costs                                            (331,720)                      (617,503)
                                                      -------------------------------------------------------------

Adjusted pro forma net loss                           $                 (4,274,116)  $                 (4,127,110)
                                                      =============================================================

Reported basic and diluted loss per common share      $                      (0.24)  $                      (0.23)
Share-based compensation costs per common share                              (0.02)                         (0.04)
                                                      -------------------------------------------------------------

Pro forma basic and diluted loss per common share     $                      (0.26)  $                      (0.27)
                                                      -------------------------------------------------------------

WORLD HEART CORPORATION
Notes to the Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   Stock-based Compensation (continued)

On September 23, 2004, the Corporation conditionally granted 2,383,725 options to purchase common shares of the Corporation, to employees, officers, directors, and consultants, subject to shareholder approval of an increase in the number of options available under the employee stock option plan. These options have an exercise price of $1.12 per share, except for 215,000 options which have an exercise price of Cdn $1.43 per share. The options vest one third on each of the first, second and third anniversaries of the date of grant and expire on September 22, 2013. In addition, the Corporation conditionally granted on January 31, 2005, 3,418,750 options to purchase common shares of the Corporation, to employees, officers, directors and consultants, subject to shareholder approval of an increase in the number of options available under the employee stock option plan; 1,309,500 of these options are reserved for new officers and employees. These options have an exercise price of $1.48 per share, vest one third on each of the first, second and third anniversaries of the date of grant and expire six years after each vesting date. The share-based compensation costs and the adjusted pro forma net loss above do not include the charges related to the options conditionally granted by the Corporation. These options will be measured and the resulting compensation cost will be recorded after shareholder approval.

The Corporation did not have any new option issuances requiring measurement during the three months ended March 31, 2005. The weighted average fair value of the options issued during the three months ended March 31, 2004 was $5.09. The fair values of options granted are determined using the Black-Scholes model. For the three months ended March 31, 2004, the following weighted average assumptions were utilized:

------------------------------------------------------------
                                         Three months ended
                                                  March 31,
                                                       2004
------------------------------------------------------------
Expected option life, in years                            6
Volatility                                              73%
Risk free interest rate                               4.00%
Dividend yield                                          Nil
------------------------------------------------------------

5.   Restructuring

On August 25, 2004, the Corporation approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location is expected to reduce ongoing business expenses and improve the Corporation's operational efficiency and effectiveness. The Corporation expects the restructuring to be completed by the end of June 2005 and expects to incur total restructuring charges of $2,661,002 comprised of employee severance costs of $1,535,510; contract settlement costs of $723,685; write down of capital assets to net realizable value of $335,049; and other costs of $66,758.

The amounts accrued and expensed to date are as follows:

--------------------------------------------------------------------------------------------------------------------
                                           Employee         Contract         Write
                                          severance       settlement          down            Other           Total
--------------------------------------------------------------------------------------------------------------------
Costs accrued during 2004               $ 1,396,037        $  57,653     $ 338,595        $  22,509     $ 1,814,794

Costs paid or settled in 2004              (795,923)               -      (338,595)          (8,624)     (1,143,142)
                                      ------------------------------------------------------------------------------

Balance in accrued liabilities as at
   December 31, 2004                        600,114           57,653             -           13,885         671,652

Costs accrued during the period             110,539                -        (3,546)          22,505         129,498

Costs paid or settled in the period        (674,414)               -         3,546          (20,518)       (691,386)
                                      ------------------------------------------------------------------------------

Balance in accrued liabilities as at
   March 31, 2005                       $    36,239        $  57,653     $    -           $  15,872     $   109,764
--------------------------------------------------------------------------------------------------------------------

WORLD HEART CORPORATION
Notes to the Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Canadian Accounting Principles

The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Corporation, for the three month period ended March 31, 2005 and for the balance sheets as at March 31, 2005 and December 31, 2004, in the following material respects from Canadian GAAP. There are no differences in reported cash flows for the periods presented.

(a)  Balance sheets - Canadian GAAP

-------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,        December 31,
                                                                                          2005                2004
-------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
ASSETS
Current assets                                                                   $  18,448,764       $  21,743,636
   Long-term receivable                                                                      -             318,553
   Cash pledged as collateral for lease                                                750,000             750,000
   Capital assets                                                                    1,937,490           2,011,586
   Goodwill and intangible assets                                                   17,307,141          17,434,655
                                                                            ---------------------------------------

                                                                                 $  38,443,395       $  42,258,430
                                                                            =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                              $   7,425,381       $   7,637,819
   Convertible debentures (1)                                                        2,797,869           2,530,659
   Long-term obligation                                                                  8,830              16,368
                                                                            ---------------------------------------

                                                                                    10,232,080          10,184,846
                                                                            ---------------------------------------

Shareholders' equity (deficiency)
   Common shares (2)                                                               188,194,744         187,027,058
   Contributed surplus (1)                                                          22,389,807          22,871,780
   Cumulative translation adjustment                                                (6,490,184)         (6,490,184)
   Accumulated deficit (1) (2)                                                    (175,883,052)       (171,335,070)
                                                                            ---------------------------------------

                                                                                    28,211,315          32,073,584
                                                                            ---------------------------------------

                                                                                 $  38,443,395       $  42,258,430
-------------------------------------------------------------------------------------------------------------------

(b)  Statements of loss - Canadian GAAP

----------------------------------------------------------------------------------------------------------------
                                                                                    March 31,          March 31,
                                                                                         2005               2004
                                                                                  (unaudited)        (unaudited)
----------------------------------------------------------------------------------------------------------------

  Net loss for the period in accordance with U.S. GAAP                           $(3,942,396)       $(3,509,607)
  Adjustments to reconcile to Canadian GAAP:
     Non-cash share based compensation costs (3)                                    (331,720)          (617,503)
     Interest and accretion on convertible debentures (1)                           (273,866)                  -
                                                                           --------------------------------------

  Net loss for the period in accordance with Canadian GAAP                        (4,547,982)        (4,127,110)
                                                                           ======================================

  Weighted average number of common shares outstanding                            16,556,950         15,117,096
                                                                           ======================================

  Basic and diluted loss per common share                                        $     (0.27)       $     (0.27)
-----------------------------------------------------------------------------------------------------------------

WORLD HEART CORPORATION
Notes to the Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Canadian Accounting Principles (continued)

(c)  Footnotes

(1) Under U.S. GAAP the proceeds of the issue on the convertible debentures were split between the convertible debentures, the warrants for common shares, and the beneficial conversion feature based on their relative fair values. The value of the warrants and the beneficial conversion feature were recorded in additional paid-in capital. On September 16, 2004, the earliest possible exercise date, the full value of the beneficial conversion feature was charged to interest expense. Under Canadian GAAP the proceeds of the issue were allocated based on the relative fair values of the debentures, the warrants and the conversion option. The net proceeds were allocated as follows:

--------------------------------------------------------------------------------------------------------------
                                                             September 15,      December 31,         March 31
                                                                      2004              2004             2005
                                                                                                  (unaudited)
--------------------------------------------------------------------------------------------------------------
Convertible debentures                                          $ 1,734,350      $ 2,530,677      $ 2,797,869
Warrants                                                          4,504,127        4,504,127        4,504,127
Conversion feature                                                5,863,191        5,863,191        5,049,501
                                                         -----------------------------------------------------

                                                                $12,101,668      $12,897,995      $12,351,497
--------------------------------------------------------------------------------------------------------------

     The value allocated to the debentures will accrete to the cash value at maturity at the effective interest rate. Due to the conversion of debentures and the related accrued interest during the three months ended March 31, 2005, under U.S. GAAP $1,050,622 was transferred from convertible debentures and $73,825 was transferred from additional paid-in capital to common shares. Under Canadian GAAP, the amount transferred from convertible debentures was $353,996 and from contributed capital was $813,693.

(2) The difference between the issue price and initial public offering (IPO) price of shares issued within a one-year period prior to the IPO is generally accounted for as an expense and charged against earnings for the period with a corresponding and equal amount recorded as paid-in capital. There is no corresponding requirement under Canadian GAAP. The difference of $32,867,182 related to the Corporation's IPO in 1996, increases the common shares and accumulated deficit reported under U.S. GAAP, with no difference reported in total shareholders' equity.

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

7.   New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 148, which amended the transitional provisions of SFAS No. 123 for companies electing to recognize employee stock-based compensation using the fair value based method. The provisions of FASB No. 148 will be effective for years beginning on or after January 1, 2006. In addition, during 2004, the FASB issued SFAS No. 123R, which also amended the provisions of SFAS No. 123. The provisions of FASB No. 123R will be effective for years beginning on or after January 1, 2006. The Corporation plans on adopting these new pronouncements in 2006.

WORLD HEART CORPORATION
Notes to the Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis.

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as "WorldHeart". The following Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") was prepared by management as of April 26, 2005, was approved by the Board of Directors and is an update of our discussion and analysis for the year ended December 31, 2004. This MD&A discusses material changes in WorldHeart's financial condition and results of operations and cash flows for the three months ended March 31, 2005. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart's audited consolidated financial statements for the year ended December 31, 2004, prepared in accordance with accounting principles generally accepted in the United States ("GAAP") included in our Annual Report on Form 10 - KSB for the fiscal year ended December 31, 2004. Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 6 to the unaudited consolidated financial statements for the three months ended March 31, 2005. In this discussion, all amounts are in United States dollars ("U.S. dollars") unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of new products for use in the human body, WorldHeart's need for significant additional funding, successful integration of acquisitions, WorldHeart's need to establish reimbursement mechanisms and product acceptance from third-party payers, extensive government regulation of our products, rapid developments in technology, including developments by competitors, potential lack of anticipated synergies and efficiencies of scale related to the MedQuest Products, Inc. ("MedQuest") acquisition, and potential difficulties in the integration of the MedQuest operations.

OVERVIEW

WorldHeart is a global medical device company currently focused on the development and commercialization of implantable pulsatile ventricular assist devices ("VADs"), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from late-stage congestive heart failure. WorldHeart has facilities in Oakland, California, United States, Ottawa, Ontario, Canada, and Heesch, Netherlands. On August 25, 2004, we approved a plan to consolidate the Ottawa operations into our facility in Oakland. WorldHeart currently derives substantially all of its revenue from its Novacor(R) LVAS (left ventricular assist system) and related peripheral equipment.

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

WorldHeart has commenced a long-term use (Destination Therapy) trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population). Data from the RELIANT Trial is expected to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible, or Destination Therapy. patients in the United States.

WorldHeart is in the process of developing a next-generation implantable pulsatile VAD and, subject to certain approvals, has recently agreed to acquire, from MedQuest, the technology associated with a magnetically levitated centrifugal rotary VAD. Development work on the Novacor II small pulsatile VAD will continue with initial clinical trials in 2007, and initial commercial approvals in Europe in 2008 and in the United States in 2010.

SUMMARY OF QUARTERLY RESULTS

-----------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                -----------------------------------------------------------
                                                      March 31,  December 31,  September 30,      June 30,
                                                           2005          2004           2004          2004
-----------------------------------------------------------------------------------------------------------
Net revenue                                        $ 3,416,988   $ 2,986,980  $   2,250,050   $ 2,146,388
Net loss                                            (3,942,396)   (5,608,818)   (11,620,584)   (5,402,789)
Net loss applicable to common shareholders          (3,942,396)   (6,293,510)   (10,935,893)   (5,402,792)
Basic and diluted loss per share                   $     (0.24)  $     (0.41) $       (0.71)  $     (0.35)
-----------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                -----------------------------------------------------------
                                                      March 31,  December 31,  September 30,      June 30,
                                                           2004          2003           2003          2003
-----------------------------------------------------------------------------------------------------------
Net revenue                                        $ 2,192,343    $  559,704    $ 2,023,170   $ 1,944,702
Net loss                                            (3,509,607)   (4,846,928)    (8,125,804)      (95,642)
Net loss applicable to common shareholders          (3,509,607)   (6,864,152)    (9,222,682)     (308,212)
Basic and diluted loss per share                   $     (0.23)   $    (0.47)   $     (2.24)  $     (0.10)
-----------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2004

Consolidated results of operations

-----------------------------------------------------------------------------------------------------------
                                            Three months ended     As a %    Three months ended     As a %
                                                     March 31,         of             March 31,         of
                                                          2005    revenue                  2004    revenue
-----------------------------------------------------------------------------------------------------------
Revenue                                        $    3,416,988       100%        $    2,192,343        100%

Cost of goods sold                                 (2,111,702)       62%            (1,178,397)        54%
                                        -------------------------------------------------------------------

Gross margin                                        1,305,286        38%             1,013,946         46%

Selling, general and administrative                (3,445,829)                      (3,035,445)
Research and development                           (1,187,558)                      (1,345,568)
Restructuring costs                                  (129,498)                               -
Amortization of intangibles                          (127,514)                        (129,166)
Foreign exchange loss                                 (24,372)                        (100,467)
Investment income                                      20,026                           90,797
Interest and financing expenses                      (352,937)                          (3,704)
                                        -------------------------------------------------------------------

Net loss                                       $   (3,942,396)                  $   (3,509,607)
-----------------------------------------------------------------------------------------------------------

Revenue. The sale of Novacor LVAS implant kits ("implant kits") and related peripheral equipment and services accounts for substantially all of WorldHeart's revenues. WorldHeart primarily sells its products directly, except for certain countries, including Japan, where we sell through distributors.

The composition of revenue is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                   Three months ended         Three months ended
                                                                            March 31,                  March 31,
                                                                                 2005                       2004
                                                                            Number of                  Number of
                                                                   $          Units           $          Units
-----------------------------------------------------------------------------------------------------------------
Implant kits                                                   2,146,326           32      1,729,266          26

Peripherals and other                                          1,270,662                     463,077
                                                             ----------------------------------------------------

Revenue                                                        3,416,988                   2,192,343
-----------------------------------------------------------------------------------------------------------------

Revenue for the first quarter of 2005 increased to approximately $3.4 million representing an increase of 56% over the same quarter in 2004. Novacor LVAS implant kit revenue increased to approximately $2.1 million for the quarter ended March 31, 2005 compared to approximately $1.7 million for the quarter ended March 31, 2004, representing an increase of 24%. Implant kits recognized as revenue in the first quarter of 2005 totaled 32 compared to 26 in the first quarter of 2004. The revenue per implant kit increased during the first quarter of 2005. In the first quarter of 2004 there was a multiple implant kit transaction with a discounted price per implant kit. We expect the average revenue per implant kit to continue to increase as centers become enabled with the required peripheral equipment and increase implant volume under the RELIANT Trial.

An additional five implant kits were shipped and invoiced in the first quarter of 2005; however, revenue relating to these implant kits was deferred at the time of shipment as the transactions did not meet our revenue recognition criteria. As at December 31, 2004, 17 implant kits had been shipped and invoiced but had been deferred as revenue at the time of shipment as the transactions also did not meet our revenue recognition criteria. Revenue was recognized on four of these implant kits during the first quarter of 2005, leaving 18 implant kits in deferred revenue at March 31, 2005. This represents approximately $1.1 million and will be recognized as the earnings process is completed in future periods. The remaining balance in deferred revenue of approximately $564,000 mainly relates to undelivered components of multiple element transactions, which will be recognized when delivered.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales and services for the quarter ended March 31, 2005, were approximately $1.3 million, which represents an increase of 174% over peripherals and other revenue of approximately $460,000 recorded in the quarter ended March 31, 2004. We anticipate that the proportionate sales may shift from hardware, peripheral and service sales to implant kit sales as centers enrolled in our RELIANT Trial increase implant volume under the RELIANT Trial. As at March 31, 2005, there were 10 centers and nine patients enrolled in the RELIANT Trial.

Cost of goods sold. For the first quarter of 2005, the overall cost of goods sold increased to 62% of revenue as compared to 54% for the first quarter of 2004.

Despite continued efforts to improve per unit manufacturing costs, we continued to experience significant production inefficiencies during the first quarter of 2005 caused by supply shortages associated with the acceptance process for components being manufactured by new suppliers and production volumes well below capacity. This resulted in higher Novacor LVAS per unit production costs. We expect the cost per unit to decrease as we continue to address the supply issues and increase production.

Gross Margin. Gross margin for the three months ended March 31, 2005 decreased to 38% of revenues from 46% of revenues for the three months ended March 31, 2004. This decrease was due in part to production inefficiencies. In addition, during the first quarter of 2005, certain lower margin sales were made to new centers for the initial equipment investment needed to begin a Novacor LVAS implant program at those centers. Improvement in gross margin percentage is expected as costs per unit decrease from contract manufacturing of some components and production volume increases. In addition, we expect the effects of higher incentives on start-up equipment initially offered to certain new centers to decrease as the centers shift to purchasing implant kits in response to usage.

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

The composition of selling, general and administrative expenses is as follows:

-------------------------------------------------------------------------------------------------------------
                                                               Three months ended         Three months ended
                                                                        March 31,                  March 31,
                                                                             2005                       2004
-------------------------------------------------------------------------------------------------------------
Selling                                                  $              1,768,114  $               1,196,555
General and administrative                                              1,677,715                  1,838,890
                                                       ------------------------------------------------------

                                                         $              3,445,829  $               3,035,445
-------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses for the three months ended March 31, 2005 increased by approximately $410,000 or 14% over the same period in 2004. Selling expenses increased in the first quarter of 2005, as compared to the first quarter of 2004, as we increased sales personnel and our sales and marketing program initiatives in the United States and Europe. General and administrative expenses have decreased in the first quarter of 2005 compared to the first quarter of 2004 as we have started to experience the costs savings associated with the consolidation of our North American operations.

Research and development. Research and development expenses consist principally of payroll and related expenses for development staff, prototype manufacturing, testing, and configuration of equipment expenses, trial expenses, and regulatory affairs expenses.

Research and development expenses for the three months ended March 31, 2005 decreased by approximately $158,000 or 12% compared to the three months ended March 31, 2004. Gross research and development expenditures excluding the impact of government programs decreased by 20% to approximately $1.2 million in first quarter of 2005 compared to approximately $1.5 million in the first quarter of 2004.

Lower research and development costs for the first quarter of 2005 compared to the same period in 2004 reflect the reduction in expenses due to the consolidation of the North American operations. Development work on the next-generation pulsatile VAD will continue with initial clinical trials expected to begin in 2007.

Investment tax credits for the three months ended March 31, 2004 totalled approximately $137,000 and relate to Canadian provincial government assistance received. We continue to review various tax credit programs but only record a credit when collection of the claim is reasonably assured.

Restructuring costs. On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location is expected to reduce ongoing business expenses and improve operational efficiency and effectiveness.

We expect the restructuring to be completed by the end of June 2005 and expect to incur total restructuring charges of approximately $2.7 million comprised of employee severance costs of approximately $1.6 million; contract settlement costs of approximately $724,000; write down of capital assets to net realizable value of approximately $335,000; and other costs of approximately $67,000. As at March 31, 2005, we revised our estimate of total restructuring costs to reflect additional employee severances of approximately $26,000, changes in our estimates that resulted in an increase in contract settlement costs of approximately $3,800 and other restructuring costs of approximately $23,000 and the receipt of proceeds from the disposition of capital assets of approximately $4,000.

Restructuring costs accrued and expensed to date are as follows:

-----------------------------------------------------------------------------------------------------------------
                                         Employee         Contract         Write
                                        severance       settlement          down            Other          Total
-----------------------------------------------------------------------------------------------------------------
Costs accrued during 2004              $1,396,037        $  57,653     $ 338,595        $  22,509    $ 1,814,794
Costs paid or settled in 2004           (795,923)                -      (338,595)          (8,624)    (1,143,142)
                                   ------------------------------------------------------------------------------

Balance in accrued liabilities
as at December 31, 2004                   600,114           57,653             -           13,885        671,652

Costs accrued during the period           110,539                -        (3,546)          22,505        129,498
Costs paid or settled in the period      (674,414)               -         3,546          (20,518)      (691,386)
                                   ------------------------------------------------------------------------------

Balance in accrued liabilities
as at March 31, 2005                   $   36,239        $  57,653     $       -        $  15,872    $   109,764
-----------------------------------------------------------------------------------------------------------------

During the quarter ended March 31, 2005, actual restructuring costs of approximately $129,000 have been recorded. Employee severance costs that have been recorded represent the amounts employees have earned to March 31, 2005. Contract settlement costs are recorded when notice is provided that the contract is being terminated and WorldHeart ceases to use the right conveyed under the contract. We expect to provide these notices in the second quarter of 2005 with a cease use date of June 30, 2005. The capital assets were written down to their net realizable value when the decision was made to consolidate the North American operations and it was determined that the carrying value of the capital assets was impaired. Other restructuring costs are recognized when the services are actually received.

Amortization of intangibles. Amortization of intangibles for the first quarter of 2005 was approximately $127,000 compared to approximately $129,000 for the same period in 2004. The majority of the intangible assets arose from the purchase of the Novacor business in June 2000. Most of these assets have now reached the end of their original estimated useful life and have been fully amortized. As at March 31, 2005, intangible assets totaling approximately $127,000 remain unamortized.

Interest expense and financing costs. During the first quarter of 2005, interest and financing costs of approximately $353,000 were recorded compared to costs of approximately $4,000 during the first quarter of 2004. Interest expense and financing costs in the three month period ended March 31, 2005, consisted mainly of the interest and accretion related to the convertible debentures. These non-cash interest charges will continue to accrete ratably on the convertible debentures until their conversion or maturity. It is anticipated that all outstanding debentures will be converted in accordance with the terms of the MedQuest acquisition.

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

Liquidity. At March 31, 2005, WorldHeart had cash and cash equivalents of approximately $4.5 million and net working capital of approximately $11.0 million compared to cash, cash equivalents and short-term investments of approximately $8.8 million and net working capital of approximately $14.1 million at December 31, 2004.

Cash, cash equivalents and short-term investments decreased in the first quarter of 2005 by approximately $4.3 million. This primarily related to cash used to fund operating losses of approximately $4.2 million including a net pay down of approximately $307,000 of accounts payable and accrued compensation and an increase in inventory of approximately $341,000 and cash used in investing activities of approximately $93,000 for the purchase of capital assets

On January 31, 2005, WorldHeart announced that it had entered in to a definitive agreement to acquire the assets of MedQuest, subject to certain approvals, consents, conditions and the approval of the shareholders. MedQuest, based in Salt Lake City, Utah, is in the final development stages of its HeartQuest(TM) ventricular assist device, a magnetically levitated centrifugal rotary blood pump. As separate components of that transaction, WorldHeart also announced that it had entered into definitive agreements to issue through a private placement, approximately 8.9 million common shares, at $1.35 per share, for gross proceeds of $12 million and raise approximately $10.7 million through the exercise of
10.7 million existing warrants at an exercise price of $1.00 per share, assuming shareholder approval of a reduction in the Warrant exercise price from $1.55 to $1.00 per share. These transactions are expected to be completed contemporaneously with the MedQuest acquisition in the second quarter of 2005. Upon completion of the private placement and warrant exercise it is anticipated that WorldHeart will receive approximately $22.7 million of cash and extinguish all of its convertible debentures providing adequate resources to fund operations into 2006 when we may be required to obtain additional funding to sustain operations.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations and viability through the expanded sales of Novacor LVAS; increasing revenues through higher average selling prices and enrollment in the RELIANT Trial; decreasing production costs through a manufacturing cost reduction program; the rate of investment in our next-generation technologies, including our under-development pulsatile VAD and the rotary VAD expected to be acquired in the second quarter of 2005; the costs associated with clinical trials and the approval process for the next-generation technologies; and our general efforts to improve operational efficiency and effectiveness.

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

In the United States, WorldHeart commenced a randomized equivalency trial called RELIANT in the second quarter of 2004. In this trial the Novacor LVAS is being randomized to the Thoratec HeartMate(R) XVE LVAS, which will be the control arm. RELIANT is a randomized 40 center equivalency trial where patients will receive a Novacor LVAS or Thoratec Corporation's Heartmate(R)XVE LVAS on a 2:1 ratio. It is expected that data from this trial will support a Premarket Approval Supplement, which will be submitted to the United States Food and Drug Administration for the use of the Novacor LVAS by non-transplant eligible patients (i.e. destination therapy).

We continue to believe that the long-term use or Destination Therapy market will evolve rapidly when devices are accepted as reliable and durable. A wider adoption of VADs as a Destination Therapy will likely occur with the next-generation VADs and we believe that late-stage heart failure will be best served by a combination of pulsatile and rotary flow VADs.

Internal environment. We expect to continue to incur net operating losses on a quarterly basis, through 2006, assuming the completion of the MedQuest acquisition in the second quarter of 2005. We believe that our commercial operations associated with Novacor LVAS will continue to improve. We expect to continue to increase revenues as a result of higher Novacor LVAS Implant Kit sales, particularly in the United States. Enrollment in the RELIANT Trial commenced in the second quarter of 2004 and implantation under the RELIANT Trial commenced in the third quarter of 2004 and is expected to continue through 2005 and 2006. We also expect gross margin contribution to increase through a combination of higher volumes, which should lead to lower per unit manufacturing costs through more efficient and optimal manufacturing levels and continuation of our manufacturing cost reduction program.

In addition, in the third quarter of 2004, a plan was put in place to consolidate the Ottawa operations into our Oakland operations to further improve operating cost structure, increase efficiency and improve effectiveness.

We expect to complete the acquisition of MedQuest in the second quarter of 2005 and commence an initial feasibility clinical trial of its magnetically levitated centrifugal rotary VAD by the beginning of 2006. Initial commercial approvals for the MedQuest rotary VAD are expected to occur in Europe in 2007 with approvals for the MedQuest rotary VAD in the United States two years later.

Development work on the Novacor II pulsatile VAD will continue with anticipated initial clinical trials in 2007, and anticipated initial commercial approvals in Europe in 2008 and in the United States in 2010.

OTHER FACTORS

Current Product. WorldHeart's near-term commercial operations are exclusively focused on its Novacor LVAS Implant Kit and related equipment and support. Commercial success will therefore be dependant on our ability to continue to increase Novacor LVAS sales. Novacor LVAS is approved for use by eligible heart failure patients without limitation, in Europe and Japan and as a bridge-to-transplant device in the United States and Canada. WorldHeart has commenced an equivalency clinical trial in the second quarter of 2004 in the United States called RELIANT in which patients will be randomized to receive either the Novacor LVAS or the Thoratec HeartMate(R) XVE LVAS. It is expected that data from this clinical trial will support a Premarket Approval Supplement, which will be submitted to the United States Food and Drug Administration, for the use of the Novacor LVAS by non-transplant eligible patients (i.e. destination therapy). Implants under this trial are eligible for reimbursement by the Centers for Medicare and Medicaid Services ("CMS") and certain private insurers. We believe that approval of the Novacor LVAS for long-term or destination therapy use in the United States would increase the market for the Novacor LVAS substantially.

Pulsatile VADs. WorldHeart has several competitors with commercially approved pulsatile VADs having pumps that are externally located or abdominally implanted. The devices which are developed by the Corporation's competitors are now primarily used as bridges to transplant, although one product (Thoratec HeartMate(R) XVE) was approved in 2002 for a destination therapy indication for use in the United States. Some of WorldHeart's existing known competitors have significantly greater financial, production and marketing resources. There can be no assurance that the development program, including pre-clinical and human clinical trials will be successful or that the necessary regulatory approvals will be received.

WorldHeart believes that our pulsatile next-generation implantable VAD is the only pulsatile device that is currently at an advanced stage of development. During 2002 management merged the three next-generation VAD development programs into one VAD program. We expect clinical trials for our next-generation implantable pulsatile VAD will commence in 2007. However, there can be no assurance that the development program, including pre-clinical and human clinical trials will be successful or that the necessary regulatory approvals will be received.

Non-pulsatile VADs. As discussed above, subsequent to year-end WorldHeart entered into a definitive agreement to purchase the assets of MedQuest including its rotary flow, centrifugal, magnetically levitated next generation VAD technology. We expect clinical trials for our next-generation implantable non-pulsatile VAD will commence in early 2006. However, there can be no assurance that the development program, including pre-clinical and human clinical trials, will be successful or that the necessary regulatory approvals will be received.
Research and development by WorldHeart's competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received CE Mark in Europe and are in clinical trials in the United States and Europe. It has not been determined whether these non-pulsatile devices will be suitable for long-term use.

Novacor LVAS Sales. Sales of the Novacor LVAS contribute to overhead and other indirect costs of producing the Novacor LVAS product. To date, however, at current volumes the Novacor commercial operations have contributed only modest gross margin or have resulted in gross margin deficits. We expect to continue to increase gross margin through increased sales and reduced manufacturing costs, however, to the extent that we are unable to do so, there is risk that we could be adversely affected and the Novacor operations could continue to consume cash resources.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 148,which amended the transitional provisions of SFAS No. 123 for companies electing to recognize employee stock-based compensation using the fair value based method. The provisions of FASB No. 148 will be effective for years beginning on or after January 1, 2006. In addition, during 2004, the FASB issued SFAS No. 123R, which also amended the provisions of SFAS No. 123. The provisions of FASB No. 123R will be effective for years beginning on or after January 1, 2006. The Corporation plans on adopting these new pronouncements in 2006.

Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the exchange act) as of March 31, 2005, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms are operating in an effective manner.
Changes in internal controls over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 10.1 Letter agreement dated June 23, 2000, as amended on October 28, 2004, between the Company and Jal S. Jassawalla.

Exhibit 31.1        Certification of Principal Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2        Certification of Principal Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1        Certification of Principal Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    1350.

Exhibit 32.2        Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    1350.

(b) During the quarter ended March 31, 2004, the Company filed the following reports on Form 8-K:

Date:              Item:      Description:
-----              ----       ------------

April 11, 2005     8.01       Concerning its announcement that the financial
                              statements for the year ended December 31, 2004 contained a note describing the going concern assumption as it related to the financial statements and requirements for the Company to raise additional capital.

April 28, 2005     2.02       Announcing financial results for the quarter ended
                              March 31, 2005

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              World Heart Corporation
                                              ----------------------------------
                                              (Registrant)

Date     May 16, 2005                         /s/ Jal S. Jassawalla
         --------------------------           ----------------------------------
                                              (Signature)*

Date     May 16, 2005                         /s/ D. Mark Goudie
         --------------------------           ----------------------------------
                                              (Signature)*