Form 10KSB/A
period 2004-12-31
WORLD HEART CORP
filed 2005-06-20
CIK 1024520

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

i

EXPLANATORY NOTE

        This Amendment on Form 10-KSB/A for the year ended December 31, 2004, which amends the Company's Form 10-KSB originally filed on March 31, 2005, is being filed in response to comments received from the Securities and Exchange Commission (the "Commission") in connection with its review of the Company's filing of a Preliminary Proxy Statement with the Commission on March 24, 2005. This filing amends Items 5, 8 and 9 of the original 10-KSB filing. Except for such changes, this amendment does not update any other disclosures contained in the original Form 10-KSB filed on March 31, 2005 to reflect developments since the original date of such filing.

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

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        World Heart Corporation and its subsidiaries are collectively referred to as "WorldHeart". The following Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") was prepared by management as of March 21, 2005, was approved by the Board of Directors and discusses material changes in WorldHeart's financial condition and results of operations and cash flows for the years ended December 31, 2004, 2003 and 2002. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In this discussion, all amounts are in United States dollars ("U.S. dollars") unless otherwise stated.

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

OVERVIEW

        WorldHeart is a global medical device company currently focused on the development and commercialization of implantable pulsatile ventricular assist devices ("VADs"), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from late-stage congestive heart failure. WorldHeart has facilities in Ottawa, Ontario, Canada, Oakland, California, United States and Heesch, Netherlands. WorldHeart currently derives substantially all of its revenue from its Novacor® LVAS (left ventricular assist system) and related peripheral equipment.

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

        Investment tax credits for the year ended December 31, 2004 totaled approximately $137,000 and relate to a Canadian provincial government investment tax credit program. A credit of approximately $2.3 million was recorded against research and development expense for the year ended December 31, 2003 relating to a Canadian federal tax credit program. However, in the same period a provision of approximately $1.7 million was recorded against research and development expense relating to a provincial tax credit program claim that was recorded in a prior period but was, and continues to be, under dispute. The dispute relates to a tax credit recorded as receivable by WorldHeart in the year ended December 31, 2001 related to the Ontario Business Research Institute tax credit ("OBRITC") program in the amount of $2,304,492 that was associated with research payments made by WorldHeart to the Cardiovascular Devices Division of the Ottawa Heart Institute Research Corporation from 1997 to 2000. Following the completion of a provincial audit of the claim and proposed amendments by the province to the OBRITC legislation, WorldHeart received payment of $597,538 of this claim during the year ended December 31, 2003. The Ministry has advised WorldHeart that it believes that additional amounts claimed are ineligible and that it would not be making any further payments. We are disputing the Ministry's decision, but due to the uncertainty of the ultimate resolution of the claim, we recorded a provision for the remaining receivable of $1,706,954 in 2003. WorldHeart continues to review various tax credit programs but only records a credit when collection of the claim is reasonably assured.

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

        Foreign exchange gains and losses.    During the year ended December 31, 2004, a foreign exchange loss of approximately $308,000 was recorded compared to a gain of approximately $10.0 million for the year ended December 31, 2003. The 2004 foreign exchange loss relates to the effect of a strengthening U.S. dollar compared to the Canadian dollar during the first half of the year on net monetary assets, predominately cash and cash equivalents and short-term investments, less current liabilities, denominated in Canadian dollars. The majority of the 2003 foreign exchange gain can be attributed to the impact of a strengthening Canadian dollar on WorldHeart's U.S. dollar denominated preferred shares. From WorldHeart's inception through the end of 2003, its functional currency was the Canadian dollar.

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

        WorldHeart had previously recorded as a credit against research and development expense a tax credit receivable in the amount of approximately $2.3 million related to the provincial Ontario Business Research Institute tax credit ("OBRITC") program. The claim was associated with research payments made to the Cardiovascular Devices Division of the Ottawa Heart Institute Research Corporation ("CVD") from 1997 to 2000. Following the completion of the provincial Ministry of Finance's audit of the claim and proposed amendments to the OBRITC legislation, a payment of approximately $598,000 was received during the year ended December 31, 2003. Subsequent to receipt of this payment, WorldHeart was advised by the Ministry that it was seeking repayment of the amount received and would not be making further payments. We are disputing the Ministry's decision, but due to the uncertainty of the ultimate resolution of the claim, we recorded a provisions for the remaining receivable of $1,706,954 in 2003.

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

        Amortization of intangibles.    Amortization of intangibles for 2003 amounted to approximately $1.9 million compared to approximately $2.6 million for 2002. The majority of the intangible assets arose from the purchase of the Novacor business in June 2000. The decrease in amortization is due to the majority of these assets reaching the end of the original estimated useful life during the year. As at December 31, 2003, intangible assets of approximately $879,000 remain unamortized

        Foreign exchange gains.    A foreign exchange gain of approximately $10.0 million was recorded in 2003 compared to a gain of approximately $509,000 in 2002. Certain balance sheet items are denominated in Canadian dollars. Foreign exchange gains and losses arose when the value of the U.S. dollar changed relative to the value of the Canadian dollar. The majority of the foreign exchange gain can be attributed to the impact of a strengthening Canadian dollar on WorldHeart's U.S. dollar denominated preferred shares. From WorldHeart's inception through the end of 2003, our functional currency was the Canadian dollar.

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

        Internal environment.    We expects to continue to incur net operating losses on a quarterly basis, through 2006, assuming the completion of the MedQuest acquisition, which is expected to be completed in the second quarter of 2005. We believe that our commercial operations associated with Novacor LVAS will continue to improve. We expect to continue to increase revenues as a result of higher Novacor LVAS Implant Kit sales, particularly in the United States. Enrollment in the RELIANT Trial commenced in the second quarter of 2004 and implantation under the RELIANT Trial commenced in the third quarter of 2004 and is expected to continue through 2005 and 2006. We also expect gross margin contribution to increase through a combination of higher volumes which should lead to lower per unit manufacturing costs through more efficient and optimal manufacturing levels and continuation of our manufacturing cost reduction program.

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

Commitments

(a)    Contractual Obligations

The following table sets forth WorldHeart's contractual obligations, excluding MedQuest commitments, as of December 31, 2004:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Operating lease obligations	$3,242,720	$1,440,597	$1,762,450	$39,673
Long-term debt obligations	15,316,563	—	—	15,316,563
Capital lease obligations	—	—	—	—
Purchase obligations	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	$16,368	$—	$16,368	$—

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

Revenue recognition

        Revenue from product sales is recognized when all of the following criteria are met; persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed and determinable;

and collection is reasonably assured. The Corporation derives revenue from the sale of implant kits and peripheral equipment and training for implant centres.

        Revenue from the sale of implant kits and peripheral equipment is generally recognized when such products are shipped. Where the terms of sale provide customers with rights of return or other guarantees, or where collection is uncertain, revenue is deferred until such time as the rights of return or guarantee expire or, where collection is uncertain, payment is received.

        Training revenue is recognized once the training is provided.

        Sales to new implant centers typically include implant kits, related peripheral equipment and training. For these multiple element sales, the Corporation allocates the total contract value to the elements based on their respective fair values. Revenue is recognized from each element in accordance with the criteria set out above. Revenue is deferred for any undelivered element when the undelivered element is not considered essential to the functionality of the delivered elements. If undelivered elements are essential to the functionality of the delivered elements, the entire contract value is deferred. For most customers, the training component is not considered essential to the use of or the functionality of the implant kits, as the customers already possess sufficient expertise and experience to perform implants.

        The Corporation's implantable products and related peripheral equipment are covered by limited warranties. Warranty costs, which are based on historical experience, are estimated and recorded when the related revenue is recognized. Actual warranty costs are charged against the warranty provision as incurred.

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

        In evaluating whether there is an impairment of goodwill, management compares the carrying amount of goodwill with its fair value as required by SFAS No. 142. Because WorldHeart operates in one business segment and all of its goodwill was derived from the purchase of that same business, we are able to determine the value of the reporting unit containing the goodwill by using the trading value of the outstanding common shares and the number of outstanding shares at year-end. We determined the fair value of the goodwill by subtracting the fair value of all of the Corporation's assets and liabilities, excluding goodwill, from the value of the reporting unit. An impairment is recognized to the extent that the fair value of the Goodwill is less than its carrying amount. The enterprise value determined on December 31, 2004 was sufficient to support the carrying value of goodwill.

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

Item 8.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A.    Controls and Procedures.

        Disclosure Controls and Procedures.    WorldHeart's management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, WorldHeart's disclosure controls and procedures are effective in timely alerting WorldHeart's management to material information relating to us to be included in the reports that we file or submit pursuant to the Exchange Act.

        Internal Control Over Financial Reporting.    There have been no changes in WorldHeart's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXEMPTION FROM NASDAQ CORPORATE GOVERNANCE RULES

        Prior to March 22, 2005, WorldHeart was a "foreign private issuer" as defined in the Exchange Act, with its shares of common stock listed on The NASDAQ National Market, Inc. ("NASDAQ") and the Toronto Stock Exchange (the "TSX"). As such, we were eligible for exemptions from certain NASDAQ rules, which are granted to foreign private issuers in situations where such rules are contrary to foreign law or generally accepted business practices in the foreign private issuer's home country. Upon consolidation of WorldHeart's operations to Oakland, California, WorldHeart ceased to be a foreign private issuer and is subject to all of the reporting requirements of the Exchange Act and the NASDAQ rules applicable to U.S. domestic issuers.

        In September, 2004, in accordance with Rule 4350(a)(1) of the Rules of Corporate Governance of NASDAQ, we received an exemption from the shareholder approval requirements of NASDAQ Rule 4350(i)(6). NASDAQ Rule 4350(a)(1) permits a foreign private issuer to follow its home country practice in lieu of the requirements of Rule 4350, provided, however, that such an issuer shall: comply with Rules 4350(b)(1)(B), 4350(j) and 4350(m), have an audit committee that satisfies Rule 4350(d)(3), and ensure that such audit committee's members meet the independence requirement in Rule 4350(d)(2)(A)(ii). A foreign private issuer that follows a home country practice in lieu of one or more provisions of Rule 4350 shall disclose in its annual reports filed with the Commission each requirement of Rule 4350 that it does not follow and describe the home country practice followed by the issuer in lieu of such requirements. WorldHeart did not follow Rule 4350(i)(6) (shareholder approval) but instead followed its home country practice, as described below.

        Shareholder Approval of Issuance of Shares:    The NASDAQ requires that shareholder approval be obtained for the sale, issuance or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. In September, 2004, we issued $13,318,750 principal amount of 3% unsecured convertible debentures due September 15, 2009 and warrants exercisable for shares of our common stock. The common stock that may become issuable as a result of the private placement constitutes approximately 155% of WorldHeart's total number of common shares outstanding prior to such issuance.

        As permitted by the TSX (consistent with the TSX's general practice where neither share compensation plans nor "backdoor listings" are involved), we obtained approval by written consent from the holders of a majority of WorldHeart's shares and, under these circumstances, requiring distribution of a proxy statement or information circular to WorldHeart's shareholders would have been contrary to generally accepted business practices under the TSX Rules.

        The foregoing is consistent with the laws, customs and practices under the TSX Rules.

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
Exhibit 10.2	Consulting Agreement, dated July 13, 2004, between the Company and Synergistic Business Solutions.**
Exhibit 10.3	Letter Agreement, dated October 22, 2004, between the Company and Daniela Kennedy.**
Exhibit 10.4	Letter Agreement, dated April 1, 2002, as amended on September 20, 2003 and November 5, 2004, between the Company and D. Mark Goudie.**
Exhibit 10.5	Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Company and Piet Jansen.**
Exhibit 10.6	Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Company and John Marinchak.**
Exhibit 10.7	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Company and Phillip J. Miller.**
Exhibit 10.8	Agreement, dated July 28, 2004, among the Company, SC Stormont Corporation, and Roderick M. Bryden.**
Exhibit 10.9	Purchase Agreement, dated as of January 31, 2005, between the Company and Maverick Venture Management, LLC (incorporated by reference to the Company's Report on Form 6-K, Dated February 1, 2005).
Exhibit 23.1	Consent of Independent Accountants.*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 99.1	Amended and Restated Code of Conduct of the Company, adopted on October 26, 2004.**

*
Filed herewith.

**
Incorporated by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005 (Commission File No. 0-28882).

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
Exhibit 10.2	Consulting Agreement, dated July 13, 2004, between the Company and Synergistic Business Solutions.**
Exhibit 10.3	Letter Agreement, dated October 22, 2004, between the Company and Daniela Kennedy.**
Exhibit 10.4	Letter Agreement, dated April 1, 2002, as amended on September 20, 2003 and November 5, 2004, between the Company and D. Mark Goudie.**
Exhibit 10.5	Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Company and Piet Jansen.**
Exhibit 10.6	Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Company and John Marinchak.**
Exhibit 10.7	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Company and Phillip J. Miller.**
Exhibit 10.8	Agreement, dated July 28, 2004, among the Company, SC Stormont Corporation, and Roderick M. Bryden.**
Exhibit 10.9	Purchase Agreement, dated as of January 31, 2005, between the Company and Maverick Venture Management, LLC (incorporated by reference to the Company's Report on Form 6-K, Dated February 1, 2005).
Exhibit 23.1	Consent of Independent Accountants.*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 99.1	Amended and Restated Code of Conduct of the Company, adopted on October 26, 2004.**

*
Filed herewith.

**
Incorporated by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005 (Commission File No. 0-28882).

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

        On March 11, 2005, we reported separately to the shareholders of the Corporation on the consolidated financial statements for the same period, prepared in accordance with accounting principles generally accepted in Canada.

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

  (g)
  Goodwill and other intangible assets

    Goodwill is not amortized but is tested for impairment on at least an annual basis as required under Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"). Intangible assets with a definite life, consisting of purchased technology, patents, trademarks and other identified rights, are amortized over their legal or estimated useful lives, whichever is shorter, which generally ranges from 3 to 5 years.

    The Corporation reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items.

    In evaluating whether there is an impairment of goodwill, management compares the carrying amount of goodwill with its fair value as required by SFAS No. 142. Because WorldHeart operates in one business segment and all of its goodwill was derived from the purchase of that same business, we are able to determine the value of the reporting unit containing the goodwill by using the trading value of the outstanding common shares and the number of outstanding shares at year-end. We determined the fair value of the goodwill by subtracting the fair value of all of the Corporation's assets and liabilities, excluding goodwill, from the value of the reporting unit. An impairment is recognized to the extent that the fair value of the goodwill is less than its carrying amount.

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

  (j)
  Revenue recognition

    Revenue from product sales is recognized when all of the following criteria are met; persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collection is reasonably assured. The Corporation derives revenue from the sale of implant kits and peripheral equipment and training for implant centres.

    Revenue from the sale of implant kits and peripheral equipment is generally recognized when such products are shipped. Where the terms of sale provide customers with rights of return or other guarantees, or where collection is uncertain, revenue is deferred until such time as the rights of return or guarantee expire or, where collection is uncertain, payment is received.

    Training revenue is recognized once the training is provided.

    Sales to new implant centers typically include implant kits, related peripheral equipment and training. For these multiple element sales, the Corporation allocates the total contract value to the elements based on their respective fair values. Revenue is recognized from each element in accordance with the criteria set out above. Revenue is deferred for any undelivered element when the undelivered element is not considered essential to the functionality of the delivered elements. If undelivered elements are essential to the functionality of the delivered elements, the entire contract value is deferred. For most customers, the training component is not considered essential to the use of or the functionality of the implant kits, as the customers already possess sufficient expertise and experience to perform implants.

    The Corporation's implantable products and related peripheral equipment are covered by limited warranties. Warranty costs, which are based on historical experience, are estimated and recorded when the related revenue is recognized. Actual warranty costs are charged against the warranty provision as incurred.

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

  (m)
  Government assistance

    Government assistance is recognized when the expenditures that qualify for assistance are made and the Corporation has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when the conditions arise that cause the assistance to become repayable. Goverment assistance recognized to date consists of government programs that provide refundable credits for qualifying scientific research and development expenditures such as the Ontario Business Research Institute tax credit program described in Note 13, the Technology Partnerships Canada program described in Note 17(c) and other similar regimes that the Corporation claims under from time to time.

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

	2004	2003	2002
Net loss applicable to common shareholders	$(26,141,798)	$(18,168,304)	$(29,010,753)
Share-based compensation costs	(2,134,707)	(1,579,378)	(1,653,660)

Adjusted pro forma net loss	$(28,276,505)	$(19,747,682)	$(30,664,413)

Reported basic and diluted loss per share	$(1.70)	$(2.90)	$(11.42)
Share-based compensation costs per share	(0.14)	(0.25)	(0.65)

Pro forma basic loss per share	$(1.84)	$(3.15)	$(12.07)

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

16.   INCOME TAXES

  The Corporation operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Corporation's effective tax rate is as follows:

	2004	2003	2002
Canadian loss	$(15,789,595)	$(10,114,669)	$(7,922,019)
United States' loss	(9,052,555)	(4,185,394)	(16,630,654)
European loss	(1,299,648)	(328,991)	—

Loss before income taxes	$(26,141,798)	$(14,629,054)	$(24,552,673)

Expected statutory rate	36.12%	36.62%	38.62%
Expected recovery of income tax	$(9,440,000)	$(5,360,000)	$(9,490,000)
Effect of foreign tax rate differences	(510,000)	(350,000)	(490,000)
Permanent differences	2,316,000	(1,860,000)	(40,000)
Change in valuation allowance	7,930,000	12,360,000	8,240,000
Effect of changes in SR&ED carryforwards	2,256,000	760,000	800,000
Effect of tax rate changes	268,000	270,000	1,360,000
Effect of exchange rate differences	(2,820,000)	(5,820,000)	(380,000)

Recovery of income taxes	$—	$—	$—

  The Canadian statutory income tax rate of 36.12% is comprised of federal income tax at approximately 22.12% and provincial income tax at approximately 14.00%. For the years ended December 31, 2003 and 2002, the permanent differences relate primarily to imputed interest expense on the Preferred Shares and goodwill amortization.

  The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	2004	2003
Deferred tax assets:
SR&ED expenditures	$10,280,000	$9,390,000
Net operating losses	37,750,000	32,190,000
Investment tax credits	5,540,000	4,660,000
Share issue costs	4,790,000	4,500,000
Asset basis differences	1,500,000	1,320,000

	59,860,000	52,060,000
Less: valuation allowance	(59,570,000)	(51,630,000)

	290,000	430,000
Deferred tax liabilities:
Asset basis differences	(290,000)	(430,000)

Net deferred income tax liability	$—	$—

  As at December 31, 2004 the Corporation has unclaimed Scientific Research and Experimental Development ("SR&ED") expenditures, income tax loss carryforwards and investment tax credits. The unclaimed amounts and their expiry dates are as follows:

	2004	2003
SR&ED expenditures — carried forward without expiry	$28,500,000	$25,610,000
Income tax loss carryforwards:
Federal (Canada) (expire 2005-2011)	57,054,000	49,210,000
Provincial (expire 2005-2011)	55,900,000	52,290,000
United States (expire 2010-2020)	49,100,000	46,430,000
Europe	1,400,000	140,000
Investment tax credits (expire 2006-2014)	7,100,000	6,170,000

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