Form 10QSB
period 2005-06-30
WORLD HEART CORP
filed 2005-08-09
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-28882

WORLD HEART CORPORATION

(Exact name of Company as specified in its charter)

Ontario

52-2247240

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7799 Pardee Lane, Oakland, California, USA, 94621

(Address of principal executive offices)

(510) 563-5000

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of June 30, 2005 was 17,101,359.

Transitional Small Business Disclosure Format (Check one):       Yes ☐      No ☒

TABLE OF CONTENTS

	Item		Page
Part I	1	Financial Statements	3

	2	Management’s Discussion and Analysis	11

	3	Controls and Procedures	19

Part II	6	Exhibits and Reports on Form 8-K	20

		Signatures	21

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

WORLD HEART CORPORATION

Consolidated Balance Sheets

(United States Dollars)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,811,931	$3,818,767
Short-term investments	—	4,999,034
Trade and other receivables	2,679,684	4,238,049
Prepaid expenses	931,442	575,261
Inventory	8,816,864	8,112,525
	14,239,921	21,743,636

Long-term Assets
Long-term receivable	—	318,553
Cash pledged as collateral for lease	750,000	750,000
Deferred financing and transaction costs	1,063,854	—
Capital assets	1,772,509	2,011,586
Goodwill	17,179,643	17,179,643
Intangible assets	—	255,012
	20,766,006	20,514,794
Total Assets	$35,005,927	$42,258,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,070,795	$3,854,833
Taxes payable	326,000	832,000
Accrued compensation	725,449	1,343,364
Accrued financing and transaction costs	794,898	—
Deferred revenue	1,391,862	1,607,622
	8,309,004	7,637,819
Long-term liabilities
Convertible debentures (note 3)	7,804,317	8,177,140
Long-term obligation	—	16,368
	7,804,317	8,193,508
Total Liabilities	16,113,321	15,831,327
Shareholders’ equity
Common shares	215,740,523	214,616,061
Issued and outstanding—17,101,359 common shares (December 31, 2004—15,744,522 common shares)
Additional paid-in capital	11,377,442	11,451,267
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(201,939,782)	(193,354,648)
Total Shareholders’ equity	18,892,606	26,427,103
Total Liabilities & Shareholders’ equity	$35,005,927	$42,258,430

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Operations and Accumulated Deficit

(United States Dollars)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,449,178	$2,146,388	$5,866,166	$4,338,731

Cost of goods sold	2,142,266	1,701,765	4,253,968	2,880,162

Gross margin	306,912	444,623	1,612,198	1,458,569

Expenses
Selling, general and administrative	3,017,330	3,802,357	6,463,159	6,837,802
Research and development	1,274,510	1,684,835	2,462,068	3,030,403
Restructuring costs (note 5)	211,905	—	341,403	—
Amortization of intangibles	127,513	129,166	255,027	258,332
	4,631,258	5,616,358	9,521,657	10,126,537

Loss before the undernoted	(4,324,346)	(5,171,735)	(7,909,459)	(8,667,968)

Other income (expenses)
Foreign exchange loss	7,093	(267,442)	(17,279)	(367,909)
Investment income	11,742	33,887	32,240	124,684
Interest expense and financing costs	(337,230)	2,498	(690,639)	(1,206)

Net loss for the period	(4,642,741)	(5,402,792)	(8,585,137)	(8,912,399)

Accumulated deficit, beginning of the period	(197,297,041)	(170,722,457)	(193,354,645)	(167,212,850)

Accumulated deficit, end of the period	$(201,939,782)	$(176,125,249)	$(201,939,782)	$(176,125,249)

Weighted average number of common shares outstanding	17,101,359	15,273,689	16,830,658	15,195,392
Basic and diluted loss per common share	$(0.27)	$(0.35)	$(0.51)	$(0.59)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Cash Flow

(United States Dollars)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM (USED IN)

Operating activities
Net loss for the period	$(4,642,741)	$(5,402,792)	$(8,585,137)	$(8,912,399)
Items not involving cash—
Amortization	315,246	346,068	609,771	671,908
Issuance of options and warrants for services and financing costs	—	73,265	—	81,466
Interest and accretion on convertible debentures	330,479	—	677,801	—
Unrealized foreign exchange loss	179,451	63,901	276,999	187,246
Change in operating components of working capital	1,389,873	(1,456,862)	422,161	(5,645,966)
	(2,427,692)	(6,376,420)	(6,598,405)	(13,617,745)
Investing activities
Redemption of short-term investments	—	—	4,999,034	11,504,032
Purchase of capital assets	(22,768)	(119,911)	(115,680)	(154,162)
Cash pledged as collateral for lease	—	—	—	(222,003)
	(22,768)	(119,911)	4,883,354	11,127,867
Financing activities
Deferred financing and transaction costs paid	(265,122)	—	(268,956)	—
Common shares issued through exercise of warrants	—	—	—	1,499,404
	(265,122)	—	(268,956)	1,499,404

Effect of exchange rate changes on cash and cash equivalents	(9,348)	(102,275)	(22,829)	(74,350)
Change in cash and cash equivalents for the period	(2,724,930)	(6,598,606)	(2,006,836)	(1,064,824)
Cash and cash equivalents, beginning of the period	4,536,861	11,871,459	3,818,767	6,337,677
Cash and cash equivalents, end of the period	$1,811,931	$5,272,853	$1,811,931	$5,272,853

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Supplementary Cash Flow Information

Convertible debentures settled with the issuance of common shares	$—	$—	$1,679,461	$—
Accrued interest on convertible debentures settled with the issuance of common shares	$—	$—	$19,977	$—

(The accompanying notes are an integral part of these consolidated financial statements.)

1.              Going Concern Assumption

These interim unaudited consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that World Heart Corporation (the “Company” or “WorldHeart”) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

In the previous quarter, the Company concluded that the use of these principles may not be appropriate as there was substantial doubt that the Company would be able to continue as a going concern at that time.  The Company continued to experience losses and a net cash outflow in the second quarter.  Subsequent to June 30, 2005 the Company received $23.0 million in gross proceeds from the exercise of warrants and a private placement financing (see Note 6) which management believes will be sufficient to sustain operations until mid-year 2006.  The Company’s ability to continue as a going concern beyond that time is dependent upon its ability to obtain additional financing, control expenses and become commercially successful.

These financial statements do not reflect adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  Such adjustments could be material.

2.              Significant Accounting Policies

(a) Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V.  All material inter-company transactions and balances have been eliminated.  These interim, unaudited consolidated financial statements follow the same accounting policies and methods of their application as the Company’s audited consolidated financial statements for the year ended December 31, 2004.  These interim unaudited consolidated financial statements do not conform in all respects to the requirements of GAAP for annual financial statements.  These condensed notes to the interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004.  In the opinion of management, these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented.

The preparation of these interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the accompanying notes. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

3.     Convertible Debentures and Warrants

On July 29, 2005, the Company completed the acquisition of the assets MedQuest Products, Inc. (“MedQuest”).  As part of this transaction, the Company issued tender offers to the holders of its unsecured convertible debentures (the “Debentures”) and the holders of its common stock purchase warrants (the “Warrants”).  The holders of the Debentures unanimously agreed, to convert all of the outstanding Debentures at the stated conversion price of $1.25 per common share and the holders of the Warrants unanimously agreed, following shareholder approval on July 18, 2005 to reduce the Warrant exercise price from $1.55 to $1.00 per share, to exercise the 10,655,000 Warrants into 10,655,000 common shares.  The accrued interest on the Debentures was also converted into an additional 236,097 common shares at a conversion price equal to the market price at the date of conversion.  (See Note 6)

The Company had issued the Debentures and the Warrants (which were issued as detachable warrants in conjunction with the Debenture issue) on September 15, 2004 resulting in net proceeds of $12,101,668 after share issue costs of $1,217,082.  The Debentures, which would have become due on September 15, 2009, were convertible at any time at the holder’s’ option into common shares of the Company at a price of $1.25 per share and accumulated non-compounding interest at an annual rate of 3%. The interest was convertible at any time into common shares of the Company at a price based on the five day weighted average trading price immediately prior to conversion.

The Company could have redeemed the Debentures when the trading price of the Company’s common shares was greater than $3.00 for 20 consecutive days, subject to a maximum of 20% of the initially issued Debentures in any 90-day period.  The Warrants allowed the holders to purchase 10,655,000 common shares of the Company at an exercise price of $1.55 per share and were exercisable for a period of five years.  WorldHeart could have called the Warrants when the trading price of the Company’s common shares was greater than $4.50 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Warrants in any 90-day period.

4.   Stock-based Compensation

The Company accounts for its stock option plan in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, which requires companies to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma income per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied to stock-based awards.  The Company follows this alternative method.

The estimated share-based compensation costs based on stock options granted to directors and employees and the pro forma net loss and loss per share are as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Net loss for the period	$(4,642,741)	$(5,402,792)	$(8,585,137)	$(8,912,399)
Share-based compensation costs	317,584	599,980	649,304	1,217,483
Adjusted pro forma net loss	$(4,960,325)	$(6,002,772)	$(9,234,441)	$(10,129,882)
Reported basic and diluted loss per common share	$(0.27)	$(0.35)	$(0.51)	$(0.59)
Share-based compensation costs per common share	(0.02)	(0.04)	(0.04)	(0.08)
Pro forma basic and diluted loss per common share	$(0.29)	$(0.39)	$(0.55)	$(0.67)

On September 23, 2004, the Company conditionally granted 2,383,725 options to purchase common shares of the Company to employees, officers, directors, and consultants, subject to shareholder approval of an increase in the number of options available under the employee stock option plan.  Shareholder approval occurred on July 18, 2005.  These options have an exercise price of $1.12 per share, except for 215,000 options which have an exercise price of Cdn $1.43 per share.  The options vest one third on each of the first, second and third anniversaries of the date of grant and expire on September 22, 2013.  In addition, on January 31, 2005 the Company conditionally granted 3,418,750 options to purchase common shares of the Company to employees, officers, directors and consultants, with 1,309,500 of these options reserved for new officers and employees.  These grants were also subject to shareholder approval of an increase in the number of options available under the employee stock option plan.  Shareholder approval occurred on July 18, 2005.  The options granted on January 31, 2005 have an exercise price of $1.48 per share, vest one third on each of the first, second and third anniversaries of the date of grant and expire six years after each vesting date.  The share-based compensation costs and the adjusted pro forma net loss above do not include the charges related to the options conditionally granted by the Company.  These options will be measured and the resulting compensation cost will be recorded in the periods following shareholder approval.

The Company did not have any new option issuances requiring measurement during the six months ended June 30, 2005.  The weighted average fair value of options issued during the three and six months ended June 30, 2004 was $4.44.  The fair values of options granted are determined using the Black-Scholes model.  For the three months and six months ended June 30, 2004, the following weighted average assumptions were utilized:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Expected option life, in years	6	6
Volatility	73%	73%
Risk free interest rate	4.00%	4.00%
Dividend yield	Nil	Nil

5.   Restructuring

On August 25, 2004, the Company approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor® LVAS is manufactured.  The consolidation of the North American operations into one location has reduced ongoing business expenses and management expects it will continue to improve the Company’s operational efficiency and effectiveness.  The majority of the consolidation was completed by the end of June 2005.

The amounts accrued and expensed to date are as follows:

	Employee severance	Contract settlement	Write down	Other	Total

Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities as at December 31, 2004	600,114	57,653	—	13,885	671,652

Costs accrued during the period	110,539	—	(3,546)	22,505	129,498
Costs paid or settled in the period	(674,414)	—	3,546	(20,518)	(691,386)
Balance in accrued liabilities as at March 31, 2005	36,239	57,653	—	15,872	109,764

Costs accrued during the period	20,186	192,012	(3,255)	2,962	211,905
Costs paid or settled in the period	(56,425)	—	3,255	—	(53,170)
Balance in accrued liabilities as at June 30, 2005	—	$249,665	$—	$18,834	$268,499

6.   Subsequent Events

On January 31, 2005, the Company announced a definitive agreement to concurrently: acquire all the assets of MedQuest for 9,300,000 common shares; issue 8,888,889 common shares, through a private placement to Maverick Venture Management, LLC (“Maverick”), for gross proceeds of $12,000,000 (the “Private Placement”); convert all of its outstanding Debentures; and issue 10,655,000 common shares upon the exercise of 10,655,000 Warrants for gross proceeds of $10,655,000.  Upon approval by shareholder vote on July 18, 2005 and unanimous tendering of the Debentures and Warrants, the Company successfully completed the MedQuest asset acquisition and the Private Placement in July 2005.

The Company will begin consolidating the results of operations of MedQuest in its financial statements from the date the transaction was consummated.  This is expected to result in a one-time charge to earnings for the value of the In-Process Research and Development acquired of approximately $17 million in the period ended September 30, 2005 and an increase in the Company’s loss per quarter of approximately $1.2 million to reflect the research and development costs and additional general and administrative costs associated with MedQuest.

7.     Canadian Accounting Principles

The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP.  These principles differ, as they affect the Company, for the three and six month periods ended June 30, 2005 and for the balance sheets as at June 30, 2005 and December 31, 2004, in the following material respects from Canadian GAAP.  There are no differences in reported cash flows for the periods presented.

(a)           Balance sheets—Canadian GAAP

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets	$14,239,921	$21,743,636
Long-term receivable	—	318,553
Deferred financing and transaction costs	1,063,854	—
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,772,509	2,011,586
Goodwill and intangible assets	17,179,643	17,434,655
Total Assets	$35,005,927	$42,258,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$8,309,004	$7,637,819
Convertible debentures(1)	3,399,892	2,530,659
Long-term obligation	—	16,368
Total Liabilities	11,708,896	10,184,846
Shareholders’ equity (deficiency)
Common shares (2)	188,194,744	187,027,058
Contributed surplus(1)	22,710,529	22,871,780
Cumulative translation adjustment	(6,490,185)	(6,490,184)
Accumulated deficit(1)(2)	(181,118,057)	(171,335,070)
Total Shareholders’ equity	23,297,031	32,073,584
Total Liabilities & Shareholders’ equity	$35,005,927	$42,258,430

(b)          Statements of loss—Canadian GAAP

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss for the period in accordance with U.S. GAAP	$(4,642,741)	$(5,402,792)	$(8,585,137)	$(8,912,399)
Adj to reconcile to Canadian GAAP:
Non-cash share-based compensation costs(3)	320,721	599,980	652,441	1,217,483
Interest and accretion on convertible debentures(1)	261,372	—	535,238	—
Net loss for the period in accordance with Canadian GAAP	$(5,224,834)	$(6,002,772)	$(9,772,816)	$(10,129,882)

Weighted average number of common shares outstanding	17,101,359	15,273,689	16,830,658	15,195,392

Basic and diluted loss per common share	$(0.31)	$(0.39)	$(0.58)	$(0.67)

(c)           Footnotes

(1)          Under U.S. GAAP the proceeds of the issue of the Debentures were allocated between the Debentures, the Warrants, and the beneficial conversion feature based on their relative fair values.  The value of the Warrants and the beneficial conversion feature were recorded in additional paid-in capital.  On September 16, 2004, the earliest possible exercise date, the full value of the beneficial conversion feature was charged to interest expense.  Under Canadian GAAP the proceeds of the issue were allocated based on the relative fair values of the Debentures, the Warrants and the conversion option.  The net proceeds were allocated as follows:

September 15, 2004

Convertible Debentures	$1,734,350
Warrants	4,504,127
Conversion feature	5,863,191
Total	$12,101,668

The value allocated to the debentures will accrete to the cash value at maturity at the effective interest rate.  Due to the conversion of Debentures and the related accrued interest during the six months ended June 30, 2005, under U.S. GAAP $1,050,622 was transferred from convertible Debentures and $73,825 was transferred from additional paid-in capital to common shares.  Under Canadian GAAP, the amount transferred from convertible Debentures was $353,996 and from contributed surplus was $813,693.

(2)          The difference between the issue price and initial public offering (IPO) price of shares issued within a one-year period prior to the IPO is generally accounted for as an expense and charged against earnings for the period with a corresponding and equal amount recorded as paid-in capital.  There is no corresponding requirement under Canadian GAAP.  The difference of $27,545,779 related to the Company’s IPO in 1996 increases the common shares and accumulated deficit reported under U.S. GAAP, with no difference reported in total shareholders’ equity.

(3)          Under U.S. GAAP, the Company accounts for its stock option plan in accordance with APB Opinion No. 25 and provides pro forma net income and pro forma income per share disclosure as if the fair value based method as defined in SFAS No. 123 had been applied to stock-based awards.  Under Canadian GAAP, the Company accounts for its stock option plan in accordance with the Canadian Institute of Chartered Accountants (“CICA”) Handbook section 3870, “Stock-based Compensation and Other Stock-based Payments”, which requires entities to account for employee stock options using the fair value based method, where compensation cost is measured at fair value at the date of grant and is expensed over the stock-based awards vesting period.

8.     New Accounting Pronouncements

During 2004, the FASB issued SFAS No. 123R, requiring companies to recognize employee stock-based compensation using the fair value based method.   The provisions of FASB No. 123R will be effective for years beginning on or after January 1, 2006.  The Company plans on adopting these new pronouncements in 2006.

ITEM 2.   MANAGEMENT’S DISCUSSION and ANALYSIS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart”.  The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared by management as of August 4, 2005, was approved by the Board of Directors and is an update of our discussion and analysis for the three month period ended December 31, 2004.  This MD&A discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and six months ended June 30, 2005.  Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2004, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) included in our Annual Report on Form 10 – KSB/A for the fiscal year ended December 31, 2004.  Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 7 to the interim unaudited consolidated financial statements for the three and six months ended June 30, 2005.  In this discussion, all amounts are in United States dollars (“U.S. dollars”) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information.  The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information.  Potential risks and uncertainties include, without limitation, numerous uncertainties inherent in the development of new products for use in the human body, WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers, extensive government regulation of our products, rapid developments in technology, including developments by competitors, lack of anticipated synergies and efficiencies related to the MedQuest Products, Inc. (“MedQuest”) acquisition and the need for and ability to raise additional funding.

OVERVIEW

WorldHeart is a global medical device company currently focused on the development and commercialization of implantable ventricular assist devices (“VADs”), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from late-stage congestive heart failure.  WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands.  During the second quarter 2005, we consolidated the Ottawa operations into our Oakland facility.  WorldHeart currently derives substantially all of its revenue from its Novacor LVAS  (left ventricular assist system) and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in Japan and certain other countries.

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

WorldHeart is conducting a long-term use (“Destination Therapy”) pivotal trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population).  Data from the RELIANT Trial is expected to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible or Destination Therapy patients in the United States.

WorldHeart is developing a next-generation small implantable pulsatile VAD (the “Novacor II”) and has recently acquired MedQuest’s technology and development programs associated with a magnetically levitated centrifugal rotary VAD.   Development work on the Novacor II continues with a successful initial animal implant completed in July 2005, and further animal trials planned for late 2005 and human trials beginning in 2007.  Pre-clinical animal testing of the MedQuest rotary VAD is underway and an initial feasibility clinical study is planned by early 2006.

SUMMARY OF QUARTERLY RESULTS

	Three months ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Net revenue	$2,449,178	$3,416,988	$2,986,980	$2,250,050
Net loss	(4,642,741)	(3,942,396)	(5,608,818)	(11,620,584)
Net loss applicable to common shareholders	(4,642,741)	(3,942,396)	(6,293,510)	(10,935,893)
Basic and diluted loss per share	$(0.27)	$(0.24)	$(0.41)	$(0.71)

	Three months ended
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Net revenue	$2,146,388	$2,192,343	$559,704	$2,023,170
Net loss	(5,402,792)	(3,509,607)	(4,846,928)	(8,125,804)
Net loss applicable to common shareholders	(5,402,792)	(3,509,607)	(6,864,152)	(9,222,682)
Basic and diluted loss per share	$(0.35)	$(0.23)	$(0.47)	$(2.24)

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTH PERIOD ENDED JUNE 30, 2004

Consolidated results of operations

	Three months ended
	June 30, 2005	June 30, 2004

Revenue	$2,449,178	$2,146,388
Cost of goods sold	(2,142,266)	(1,701,765)
Gross margin	306,912	444,623
% of Revenue	13%	21%

Selling, general and administrative	(3,017,330)	(3,802,357)
Research and development	(1,274,510)	(1,684,835)
Restructuring costs	(211,905)	—
Amortization of intangibles	(127,513)	(129,166)
Foreign exchange loss	7,093	(267,442)
Investment income	11,742	33,887
Interest and financing expenses	(337,230)	2,498
Total Costs and Expenses	(4,949,653)	(5,847,415)
Net loss	$(4,642,741)	$(5,402,792)

Revenue:  The sale of Novacor LVAS implant kits (“implant kits”) and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues.  WorldHeart primarily sells its products directly, except for certain countries including Japan, where we sell through distributors.

The composition of revenue is as follows:

	Three months ended
	June 30, 2005		June 30, 2004
	$	Units	$	Units
Implant kits	1,545,408	23	1,730,184	24
Peripherals and other	903,770		416,204
Revenue	2,449,178		2,146,388

Revenue for the second quarter of 2005 increased to approximately $2.45 million representing an increase of 14% over the same quarter in 2004.  Novacor LVAS implant kit revenue decreased to approximately $1.55 million for the three months ended June 30, 2005 compared with approximately $1.73 million for the three months ended June 30, 2004, representing a decrease of 11%.  Implant kits recognized as revenue in the second quarter of 2005 totaled 23 compared with 24 in the second quarter of 2004.  The revenue per implant kit was $67,192 in the second quarter, up slightly from the revenue recognized per implant kit in the first quarter of 2005, and down seven percent compared with the second quarter of 2004.  We continue to provide some discount to new centers that are purchasing peripheral equipment along with their first implant kits.  We expect the average revenue per implant kit to begin to increase as centers become enabled with the required peripheral equipment and increase implant volume under the RELIANT Trial.

As at March 31, 2005, 18 implant kits had been shipped and invoiced but deferred as revenue as the transactions did not meet our revenue recognition criteria.  Revenue was recognize on three of the prior deferred implant kits during the second quarter of 2005; however, revenue relating to 2 implant kits shipped and invoiced in the second quarter was deferred at the time of shipment as the transactions did not meet our revenue recognition criteria, leaving 17 implant kits in deferred revenue at June 30, 2005.  These kits, plus some undelivered components of multiple element transactions, have resulted in deferred revenue as at June 30, 2005 of approximately $1.4 million that will be recognized in future periods.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales and services, were $904,000 and $416,000 for the three months ended June 30, 2005 and June 30, 2004, respectively.  We anticipate that the proportion of sales may shift from hardware, peripheral and service sales to implant kit sales as centers enrolled in our RELIANT Trial increase implant volume.

Cost of goods sold:  For the three months ended June 30, 2005, the overall cost of goods sold increased to 87% of revenue from 79% for the three months ended June 30, 2004.  Although we continued to implement programs to reduce manufacturing costs, we experienced greater production inefficiencies during the second quarter of 2005, versus the comparable quarter last year, caused primarily by production volumes further below standard capacity resulting in higher Novacor LVAS manufacturing costs.  We expect our cost per unit to remain at current high levels until we reach sustainable increased production volumes.

Gross Margin:  Gross margin for the three months ended June 30, 2005 decreased to 13% of revenues from 21% of revenues for the three months ended June 30, 2004.  This decrease was due primarily to production inefficiencies, as described above.  In addition, during the second quarter of 2005, certain lower margin sales were made to new centers for the initial equipment investment needed to begin a Novacor LVAS implant program at those centers.  Improvement in gross margin percentage is contingent on implementation of cost reduction programs and production volume increases.  In addition, we expect the effects of higher incentives on start-up equipment initially offered to certain new centers to decrease as the centers shift to purchasing implant kits in response to usage.

Selling, general and administrative:  Selling, general and administrative expenses consist primarily of salaries and related expenses, sales, marketing, accounting and administrative personnel, professional fees, travel expenses, promotional activities, customer service and technical support, insurances, facility costs and other general corporate expenses.

The composition of selling, general and administrative expenses is as follows:

	Three months ended
	June 30, 2005	June 30, 2004

Selling	$1,617,472	$1,761,858
General and administrative	1,399,858	2,040,499
Total: Selling, general and administrative expense	$3,017,330	$3,802,357

Selling, general and administrative expenses for the three months ended June 30, 2005 decreased by approximately $785,000 or 21% over the same period in 2004.  Selling expenses decreased in the second quarter of 2005, compared with the second quarter of 2004 despite increased sales personnel and our sales and marketing program initiatives in the United States and Europe.  General and administrative expenses have decreased in the second quarter of 2005 compared with the second quarter of 2004, primarily due to cost savings associated with the consolidation of our North American operations. These expenses are expected to increase in the next several quarters resulting from the additional general and administrative expenses of MedQuest beginning in August 2005, and costs associated with the implementation of Sarbanes-Oxley compliance programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for development personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses.

Research and development expenses for the three months ended June 30, 2005 decreased by $410,000 or 24% compared with the three months ended June 30, 2004.  Lower research and development costs for the second quarter of 2005 compared with the same period in 2004 reflect the reduction in expenses due to the consolidation of the North American operations.  Development work on the next-generation Novacor II and MedQuest rotary VAD will increase in preparation for initial animal and human clinical trials.

Restructuring costs:  On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured.  The consolidation of the North American operations into one location is expected to reduce ongoing business expenses and improve operational efficiency and effectiveness. The majority of the restructuring was completed by the end of June 2005.

Restructuring costs accrued and expensed to date are as follows:

	Employee severance	Contract settlement	Write down	Other	Total

Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities as at December 31, 2004	600,114	57,653	—	13,885	671,652

Costs accrued during the period	110,539	—	(3,546)	22,505	129,498
Costs paid or settled in the period	(674,414)	—	3,546	(20,518)	(691,386)
Balance in accrued liabilities as at March 31, 2005	36,239	57,653	—	15,872	109,764

Costs accrued during the period	20,186	192,012	(3,255)	2,962	211,905
Costs paid or settled in the period	(56,425)	—	3,255	—	(53,170)
Balance in accrued liabilities as at June 30, 2005	—	$249,665	$—	$18,834	$268,499

During the three months ended June 30, 2005, actual restructuring costs of approximately $212,000 have been recorded.  Employee severance costs that have been recorded represent the amounts employees have earned to June 30, 2005.  Various contract settlement costs, primarily Ottawa facility related, were recorded when notice was provided that the contract was being terminated and WorldHeart ceased to use the right conveyed under the contract.  We provided these notices in the second quarter of 2005 with a cease use date of June 30, 2005.  The capital assets were written down to their net realizable value when the decision was made to consolidate the North American operations and it was determined that the carrying value of the capital assets was impaired.

Amortization of intangibles:  Amortization of intangibles for the three months ended June 30, 2005 was $128,000.  The majority of the intangible assets arose from the purchase of the Novacor business in June 2000, and have been amortized on a straight-line basis.  As at June 30, 2005, these assets reached the end of their original estimated useful life and have been fully amortized.

Foreign Exchange: Foreign exchange transactions resulted in a gain of approximately $7,000 for the period ending June 30, 2005 compared with a  $267,000 expense for the three-month period ending June 30, 2004.  The change was due primarily to the strengthening of the U.S. dollar this year.  Exchange gains or losses are expected to diminish in the future with the winding down of our Canadian operations.

Interest expense and financing costs:  During the three months ended June 30, 2005, interest and financing costs were $337,000 compared with  $2,500 gain during the three months ended June 30, 2004.  Interest expense and financing costs for the three months ended June 30, 2005, consisted mainly of the interest and accretion related to convertible debentures.  All outstanding debentures were converted in July 2005 and will result in a significant reduction in the third quarter and elimination of these non-cash interest changes in future reporting periods.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTH PERIOD ENDED JUNE 30, 2004

Consolidated results of operations

	Six months ended
	June 30, 2005	June 30, 2004

Revenue	$5,866,166	$4,338,731
Cost of goods sold	(4,253,968)	(2,880,162)
Gross margin	1,612,198	1,458,569
% of Revenue	27%	34%

Selling, general and administrative	(6,463,159)	(6,837,802)
Research and development	(2,462,068)	(3,030,403)
Restructuring costs	(341,403)	—
Amortization of intangibles	(255,027)	(258,332)
Foreign exchange loss	(17,279)	(367,909)
Investment income	32,240	124,684
Interest and financing expenses	(690,639)	(1,206)
Total Costs and Expenses	(10,197,335)	(10,370,968)
Net loss	$(8,585,137)	$(8,912,399)

Revenue:  The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues.  WorldHeart primarily sells its products directly, except for certain countries, including Japan, where we sell through distributors.

The composition of revenue is as follows:

	Six months ended
	June 30, 2005		June 30, 2004
	$	Units	$	Units
Implant kits	3,691,734	55	3,459,450	50
Peripherals and other	2,174,432		879,281
Revenue	5,866,166		4,338,731

Revenue during the first six months of 2005 increased approximately $1.5 million representing an increase of 35% over the same period in 2004.  Novacor LVAS implant kit revenue increased by 7% to approximately $3.7 million for the six months ended June 30, 2005 compared with approximately $3.5 million for the six months ended June 30, 2004.  Implant kits recognized as revenue for the six months ended June 30, 2005 totaled 55 compared with 50 during the same period of 2004.  The revenue per implant kit decreased approximately 3% during the six months ended June 30, 2005 compared with the same period in 2004.  We expect the average revenue per implant kit to increase as centers become enabled with the required peripheral equipment and increase implant volume under the RELIANT Trial.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales and services, for the six months ended June 30, 2005, were approximately $2.2 million, which represents an increase of 147% over peripherals and other revenue of approximately $879,000 recorded in the period ended June 30, 2004.  This increase relates to the sale of required peripheral equipment to new medical centers joining the RELIANT Trial. We anticipate that the proportion of sales may shift from hardware, peripheral and service sales to implant kit sales as centers enrolled in our RELIANT Trial increase implant volume.

Cost of goods sold:  For the six months ended June 30, 2005, the overall cost of goods sold increased to 73% of revenue compared with 66% in the six months ended June 30, 2004.  We experienced greater production inefficiencies during the first half of 2005 versus the first half of 2004 caused by supply shortages associated with the acceptance process for components being manufactured by new suppliers and production volumes well below capacity.  This resulted in higher Novacor LVAS manufacturing costs.  We expect the cost per unit to remain at current high levels for the rest of this year with subsequent decreases as we continue to address the supply issues and increase production volumes.

Gross Margin:  Gross margin for the six months ended June 30, 2005 decreased to 27% of revenues from 34% of revenues for the six months ended June 30, 2004.  This decrease was due in part to production inefficiencies, as described above.  In addition, during the first half of 2005, certain lower margin sales were made to new medical centers for the initial equipment investment needed to begin a Novacor LVAS implant program at those centers.  Improvement in gross margin percentage is contingent on implementation of cost reduction programs, contract manufacturing of some components and production volume increases.  In addition, we expect the effects of higher incentives on start-up equipment initially offered to certain new centers to decrease as the centers shift to purchasing implant kits in response to usage.

Selling, general and administrative:  Selling, general and administrative expenses consist primarily of salaries and related expenses, sales, marketing, accounting and administrative personnel, professional fees, travel expenses, promotional activities, customer service and technical support, insurances, facility costs and other general corporate expenses.

The composition of selling, general and administrative expenses is as follows:

	Six Months Ended
	June 30, 2005	June 30, 2004

Selling	$3,335,204	$3,124,454
General and administrative	3,127,955	3,713,348
Total: Selling, general and administrative expense	$6,463,159	$6,837,802

Selling expenses for the six months ended June 30, 2005 increased by approximately $211,000, or 7%, over the same period in 2004.  General and administrative expenses decreased in the first half of 2005 compared with the first half of 2004 primarily due to cost savings associated with the consolidation of our North American operations. These expenses are expected to increase in the next several quarters resulting from the additional general and administrative expenses of MedQuest beginning in August 2005, and costs associated with the implementation of Sarbanes-Oxley compliance programs.

Research and development:  Research and development expenses consist principally of salary and related expenses for development personnel, prototype manufacturing, testing, clinical trial expenses and factory costs.  Research and development expenses for the six months ended June 30, 2005 decreased by approximately $568,000 or 19% compared with the six months ended June 30, 2004.

Lower research and development costs for the first six months of 2005, compared with the same period in 2004, reflect the reduction in expenses due to the consolidation of our North American operations.  Development work on the next-generation Novacor II and MedQuest rotary VAD will increase in preparation for initial animal and human clinical trials.

Investment tax credits for the six months ended June 30, 2004 totalled approximately $137,000 and relate to Canadian provincial government assistance received.  We continue to review various tax credit programs but only record a credit when collection of the claim is reasonably assured.

Restructuring costs:  On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured.  The consolidation of the North American operations into one location has already reduced, and is expected to continue to reduce, ongoing business expenses and improve operational efficiency and effectiveness. The majority of the restructuring was completed by the end of June 2005.

Restructuring costs accrued and expensed to date are as follows:

	Employee severance	Contract settlement	Write down	Other	Total

Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities as at December 31, 2004	600,114	57,653	—	13,885	671,652

Costs accrued during the period	110,539	—	(3,546)	22,505	129,498
Costs paid or settled in the period	(674,414)	—	3,546	(20,518)	(691,386)
Balance in accrued liabilities as at March 31, 2005	36,239	57,653	—	15,872	109,764

Costs accrued during the period	20,186	192,012	(3,255)	2,962	211,905
Costs paid or settled in the period	(56,425)	—	3,255	—	(53,170)
Balance in accrued liabilities as at June 30, 2005	—	$249,665	$—	$18,834	$268,499

During the six months ended June 30, 2005, actual restructuring costs of approximately $341,000 have been recorded.  Employee severance costs represent the amounts employees have earned to June 30, 2005.  Various contract settlement costs, primarily Ottawa facility related, were recorded when notice was provided that the contract was being terminated and WorldHeart ceased to use the right conveyed under the contract.  We provided these notices in the second quarter of 2005 with a cease use date of June 30, 2005.  The capital assets were written down to their net realizable value when the decision was made to consolidate the North American operations and it was determined that the carrying value of the capital assets was impaired.

Amortization of intangibles:  Amortization of intangibles for the six months ended June 30, 2005 was approximately $255,000 compared with approximately $258,000 for the same period in 2004.  The majority of the intangible assets arose from the purchase of the Novacor business in June 2000.  As at June 30, 2005, these assets reached the end of their original estimated useful life and have been fully amortized.

Interest expense and financing costs:  During the six months ended June 30, 2005, interest and financing costs of approximately $691,000 were recorded compared with an expense of approximately $1,000 during the six months ended June 30, 2004.  Interest expense and financing costs in the six months ended June 30, 2005, consisted mainly of the interest and accretion related to the convertible debentures.  These non-cash interest charges have been brought to an end with the completion of the MedQuest acquisition and conversion of the convertible debentures.  (See Note 6)

LIQUIDITY AND CAPITAL RESOURCES

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

Liquidity:  At June 30, 2005, we had cash and cash equivalents of approximately $1.8 million.   Net working capital was $5.9 million, including cash and cash equivalents.  At March 31, 2005 cash, cash equivalents and short-term investments were $4.5 million and net working capital was $11.0 million.

Cash, cash equivalents and short-term investments decreased in the second quarter of 2005 by approximately $2.7 million.  This primarily related to cash used to fund operating activities of approximately $2.4 million consisting primarily of the net loss for the period of $4.6 million offset by an increase in working capital of $1.4 million.  Working capital changes included a net increase of $1.2 million of accounts payable and accrued liabilities and an increase in accrued financing and transaction costs of $800,000 offset by a net decrease in trade and other receivables of approximately $1.6 million.

In July 2005, we completed the acquisition of the MedQuest assets.  MedQuest, based in Salt Lake City, Utah, is in the development stage of its HeartQuest™ ventricular assist device, a magnetically levitated centrifugal rotary blood pump.  As part of the acquisition transaction in July 2005, we completed a private placement to Maverick, issuing 8.9 million common shares at $1.35 per share, for gross proceeds of $12 million.  The Company also raised $10.7 million through the exercise of 10.7 million warrants at an exercise price of $1.00 per share. At August 1, 2005, after completion of the private placement and warrant exercise, offset by certain transaction costs, other operating expenses incurred in July 2005 and the repayment by MedQuest to Maverick of a $3.5 million bridge loan netted from the proceeds of the private placement, we had approximately $20.0 million in cash and cash equivalents.  In addition, in July 2005, all of the Company’s debenture holders converted their outstanding debentures, which had a value at maturity of approximately $15 million, into common shares of the Company. With the completion of these transactions, we believe that we have adequate resources to fund operations into mid-year 2006.   We will likely be required to obtain additional funding during the first half of 2006.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations; expanded sales of Novacor LVAS through higher average selling prices and enrollment in the RELIANT Trial; decreasing production costs through a manufacturing cost reduction program; the rate of investment in our next-generation technologies, including our Novacor II VAD and MedQuest rotary VAD; the clinical trials costs and the approval process for the next-generation products; and our general efforts to improve operational efficiency and conserve cash including planned synergies from the MedQuest acquisition.

OUTLOOK

External environment:  The market for effective pharmacological, electro-physiological or device treatments for late-stage heart failure continues to grow, and despite significant progress on many fronts, no competitive breakthroughs have been announced or are believed to be imminent.  The number of diagnosed heart failure patients is increasing as a result of both population demographic trends, and also as a response to the increasing number of survivors from sudden cardiac events, many of whom subsequently develop congestive heart failure.  We believe the potential market for heart assist devices continues to be approximately 100,000 patients per annum in North America, Europe, Japan and certain other countries.

There is growing evidence of increasing clinical acceptance of the use of mechanical circulatory assist therapies in the treatment of late stage heart failure, and on two separate occasions in March 2003 and May 2004, the Centers for Medicare and Medicaid Services (“CMS”) in the United States announced the extension of reimbursement coverage for both bridge and destination therapy VAD use.  These extensions have resulted in increased payments for procedures using such devices. These developments are expected to continue to accelerate the use of VADs both in the United States and elsewhere.  Also, effective April 1, 2004, reimbursement in Japan for implantable VADs was approved. The Novacor LVAS is the only approved device of its kind in Japan.

Current Product:  WorldHeart’s near-term commercial operations are exclusively focused on its Novacor LVAS implant and related equipment and support.  Commercial success will therefore be dependant on our ability to continue to increase Novacor LVAS sales.  Novacor LVAS is approved for use by eligible heart failure patients without limitation in Europe and Japan and as a bridge to transplant device in the United States, Japan and Canada.  WorldHeart commenced an equivalency clinical trial in the second quarter of 2004 in the United States called RELIANT in which patients will be randomized to receive either the Novacor LVAS or the

Thoratec HeartMate® XVE LVAS.  It is expected that data from this clinical trial will support a Pre-market Approval Supplement, which will be submitted to the United States Food and Drug Administration, for the use of the Novacor LVAS by non-transplant eligible patients (i.e., Destination Therapy). Implants under this trial are eligible for reimbursement by the CMS and certain private insurers.  We believe that approval of the Novacor LVAS for long-term or Destination Therapy use in the United States would increase the market for the Novacor LVAS substantially.

Pulsatile VADs:  WorldHeart has several competitors with commercially approved pulsatile VADs having pumps that are externally located or abdominally implanted.  The devices that are developed by the Company’s competitors are now primarily used as bridges to transplant, although one product (Thoratec HeartMate® XVE) was approved in 2002 for a Destination Therapy indication for use in the United States.  Some of WorldHeart’s existing known competitors have significantly greater financial, production and marketing resources.  There can be no assurance that the development program, including pre-clinical and human clinical trials will be successful, completed on a timely basis or that the necessary regulatory approvals will be received.

Non-pulsatile VADs:  In July 2005, WorldHeart completed the acquisition of MedQuest, including its rotary flow, centrifugal, magnetically levitated next generation VAD technology.  We expect initial feasibility clinical trials for the rotary VAD to begin early in 2006.  However, there can be no assurance that the development program, including pre-clinical and human clinical trials, will be successful or that the necessary regulatory approvals will be received.

Research and development by WorldHeart’s competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices.  Certain of these devices have received the CE Mark in Europe and are advancing through clinical trials in the United States and Europe.  It has not been determined whether these non-pulsatile devices will be suitable for long-term use.

We continue to believe that the long-term use or Destination Therapy market will evolve rapidly when devices are accepted as reliable and durable.  A wider adoption of VADs for Destination Therapy will likely occur with the next-generation VADs and we believe that late-stage and end-stage heart failure will be best served by a combination of rotary and pulsatile flow VADs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 148,which amended the transitional provisions of SFAS No. 123 for companies electing to recognize employee stock-based compensation using the fair value based method.  The provisions of FASB No. 148 will be effective for years beginning on or after January 1, 2006.  In addition, during 2004, the FASB issued SFAS No. 123R, which also amended the provisions of SFAS No. 123.  The provisions of FASB No. 123R will be effective for years beginning on or after January 1, 2006.  The Company plans on adopting these new pronouncements in 2006.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures:  Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the exchange act) as of June 30, 2005, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms are operating in an effective manner.

Changes in internal controls over financial reporting:  There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)       Exhibits

Exhibit 4.1	Registration rights agreement between the Company, MedQuest Products, Inc and Maverick Venture Management, LLC dated July 29, 2005

Exhibit 10.1	Employment offer letter for John J. Vajda dated May 19, 2005

Exhibit 10.2	Employment offer letter for Richard Juelis dated May 27, 2005

Exhibit 10.3	Employment offer letter for Pratap Khanwilkar dated July 29, 2005

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)       During the quarter ended June 30, 2005, the Company filed the following reports on Form 8-K:

Date:	Item:	Description:
April 11, 2005	8.01

Concerning its announcement that the financial statements for the year ended December 31, 2004 contained a note describing the going concern assumption as it related to the financial statements and requirements for the Company to raise additional capital.

April 28, 2005	2.02	Announcing financial results for the quarter ended March 31, 2005.

May 18, 2005	5.02	Announcing D. Mark Goudie’s resignation as Vice President, Finance and Chief Financial Officer of the Company.

June 2, 2005	5.02	Announcing the appointment of Richard Juelis as Vice President, Finance and Chief Financial Officer of the Company.

June 20, 2005	8.01	Announcing the commencement of the Company’s tender offers for outstanding debentures and warrants.

June 29, 2005	8.01	Announcing the First Patient in the United States to be Successfully weaned from the Novacor Left Ventricular Assist System.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Heart Corporation
(Registrant)

Date	August 9, 2005	/s/ Jal S. Jassawalla
(Signature)*

Date	August 9, 2005	/s/ Richard Juelis
(Signature)*