Form 10QSB
period 2005-09-30
WORLD HEART CORP
filed 2005-11-10
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For quarterly period ended   September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☒             No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                         Yes ☐                                    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of November 3, 2005 was 55,479,549.

Transitional Small Business Disclosure Format (Check one):                   Yes ☐             No ☒

TABLE OF CONTENTS

Item

Part I	1	Financial Statements

	2	Management’s Discussion and Analysis or Plan of Operation

	3	Controls and Procedures

Part II	1	Legal Proceedings

	2	Unregistered Sales of Equity Securities and Use of Proceeds

	3	Defaults Upon Senior Securities

	4	Submission of Matters to a Vote of Security Holders

	5	Other Information

	5	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Consolidated Balance Sheets

(United States Dollars)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,921,833	$3,818,767
Short-term investments	—	4,999,034
Trade and other receivables	3,048,358	4,238,049
Prepaid expenses	885,172	575,261
Inventory	9,222,074	8,112,525
	28,077,437	21,743,636
Long-term assets
Long-term receivable	—	318,553
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,953,524	2,011,586
Goodwill	17,179,643	17,179,643
Intangible assets	734,162	255,012
	20,617,329	20,514,794
Total assets	$48,694,766	$42,258,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,478,981	$3,854,833
Indirect taxes payable	344,027	832,000
Accrued compensation	638,510	1,343,364
Deferred revenue	1,240,308	1,607,622
	6,701,826	7,637,819
Long-term liabilities
Convertible debentures (Note 4)	—	8,177,140
Long-term obligation	—	16,368
	—	8,193,508
Total liabilities	6,701,826	15,831,327

Shareholders’ equity
Common shares	271,864,300	214,616,061
Issued and outstanding - 55,479,549 common shares (December 31, 2004 - 15,744,522 common shares)
Additional paid-in-capital	6,465,360	11,451,267
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(230,051,143)	(193,354,648)
Total shareholders’ equity	41,992,940	26,427,103

Total liabilities and shareholders’ equity	$48,694,766	$42,258,430

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Operations and Accumulated Deficit

(United States Dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue	$2,149,751	$2,250,050	$8,015,917	$6,588,781

Cost of goods sold	(1,726,158)	(1,805,515)	(5,980,126)	(4,685,677)

Gross margin	423,593	444,535	2,035,791	1,903,104

Operating expenses
Selling, general and administrative	2,540,113	3,246,213	9,003,272	10,084,015
Research and development	1,913,941	1,585,102	4,376,010	4,615,505
Restructuring costs (Note 6)	(8,373)	1,176,445	333,030	1,176,445
Amortization of intangibles	31,491	129,166	286,518	387,498
Acquired in-process research and development	18,147,341	—	18,147,341	—
Total operating expenses	22,624,513	6,136,926	32,146,171	16,263,463

Operating loss before the undernoted	(22,200,920)	(5,692,391)	(30,110,380)	(14,360,359)

Other income (expenses)
Foreign exchange gain (loss)	(51,279)	(10,882)	(68,558)	(378,787)
Investment income	91,841	10,778	124,081	135,462
Loss on disposal of capital assets	—	(44,024)	(959)	(44,024)
Interest expense and financing costs	(90,750)	(5,199,376)	(780,429)	(5,200,582)

Net loss for the period	(22,251,108)	(10,935,895)	(30,836,245)	(19,848,290)

Effect of warrant exchange	(5,860,250)	—	(5,860,250)	—

Net loss applicable to common shareholders	(28,111,358)	(10,935,895)	(36,696,495)	(19,848,290)

Accumulated deficit, beginning of the period	(201,939,785)	(176,125,249)	(193,354,648)	(167,212,854)

Accumulated deficit, end of the period	$(230,051,143)	$(187,061,144)	$(230,051,143)	$(187,061,144)

Weighted average number of common shares outstanding	43,797,104	15,355,573	25,918,252	15,249,176

Basic and diluted loss per common share	$(0.64)	$(0.71)	$(1.42)	$(1.30)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Cash Flow

(United States Dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
CASH FLOWS FROM (USED IN)	2005	2004	2005	2004

Operating activities
Net loss for the period	$(22,251,108)	$(10,935,895)	$(30,836,245)	$(19,848,290)
Items not involving cash –
Amortization and depreciation	196,479	366,108	765,540	1,038,018
Loss on disposal of capital assets	—	44,024	588	44,024
In-process research and development	18,147,341	—	18,147,341	—
Write down of capital and intangible assets	—	342,460	36,842	342,460
Non-cash expense on issuance of options	160,935	—	160,935	81,466
Interest on debt	93,153	5,199,016	770,954	5,166,011
Unrealized foreign exchange loss (gain)	108,496	(16,460)	385,495	266,282
Change in operating components of working capital	(1,235,921)	(453,999)	(1,079,436)	(6,162,465)
	(4,780,625)	(5,454,746)	(11,647,986)	(19,072,494)

Investing activities
Purchase and redemption of short-term investments	—	—	4,999,035	11,504,032
Purchase of capital assets	(12,274)	(143,523)	(127,954)	(297,685)
Deferred transaction costs paid	(1,255,696)	—	(1,255,696)	—
Cash pledged as collateral for lease	—	—	—	(222,003)
	(1,267,970)	(143,523)	3,615,385	10,984,344

Financing activities
Convertible debenture proceeds	—	13,318,750	—	13,318,750
Repayment of bridge loan	(3,500,000)	—	(3,500,000)	—
Issuance of common shares through private placement	12,000,000	—	12,000,000	—
Common shares issued through exercise of warrants	10,655,000	—	10,655,000	1,499,404
Payment of expenses relating to convertible debentures	—	(378,166)	—	(378,166)
	19,155,000	12,940,584	19,155,000	14,439,988

Effect of exchange rate changes on cash and cash equivalents	3,497	98,679	(19,333)	24,332

Change in cash and cash equivalents for the period	13,109,902	7,440,994	11,103,066	6,376,170

Cash and cash equivalents, beginning of the period	1,811,931	5,272,853	3,818,767	6,337,677

Cash and cash equivalents, end of the period	$14,921,833	$12,713,847	$14,921,833	$12,713,847

	Three months ended September 30,		Nine months ended Septembr 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Supplementary Cash Flow Information

Convertible debentures settled with the issuance of common shares	$11,639,289	$—	$13,318,750	$—
Accrued interest on convertible debentures settled with the issuance of common shares	301,988	—	320,988	—

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLDHEART CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

The Company continued to experience losses and a net cash outflow in the third quarter. During July 2005, the Company received approximately $22.7 million in gross proceeds from the exercise of warrants and a private placement financing (see Notes 3 and 4) which management believes will be sufficient to sustain operations until mid-year 2006. The Company’s continuance as a going concern beyond that time is dependent upon its ability to obtain additional financing, control expenses or becoming commercially successful.

These financial statements do not reflect adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

2.              Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited consolidated financial statements follow the same accounting policies and methods of their application as the Company’s audited consolidated financial statements for the year ended December 31, 2004. These interim unaudited consolidated financial statements do not conform in all respects to the requirements of GAAP for annual financial statements. These condensed notes to the interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004. In the opinion of management, these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented.

Use of estimates

The preparation of these interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim unaudited consolidated financial statements and the accompanying notes. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, WorldHeart reviews the carrying value of long-lived assets including goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items.

In accordance with the SFAS No. 142 “Goodwill and Other Intangible Assets”, management annually completes an impairment test of goodwill by comparing the carrying amount of goodwill with its fair value. As of the end of the fiscal 2004, it was determined that goodwill was not impaired. An impairment test of goodwill will be performed at the end of 2005.

3.              MedQuest Acquisition

On July 29, 2005, the Company completed its acquisition (“MedQuest Acquisition”), of MedQuest Products, Inc. (“MedQuest”), the developer of the WorldHeart rotary VAD (previously called the HeartQuest Rotary VAD), a small rotary pump at its advanced stage of development for aggregate consideration of 9,300,000 common shares of WorldHeart. The acquisition was accounted for as an acquisition of assets as the operations of MedQuest did not meet the definition of a business as defined in Emerging Issues Task Force Issue (“EITF”) Abstract No. 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value of the acquisition consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired by approximately $3.9 million. In accordance with SFAS No. 142, such excess is to be allocated to the relative fair values of the non-monetary assets acquired. Amounts allocated to identifiable intangible assets are amortized over their estimated useful lives. Amounts allocated to purchased research and development were expensed immediately.

The value of the acquisition consideration is as follows:

Issuance of WorldHeart common shares	$14,694,000
Transaction costs	1,255,696
Total purchase price	$15,949,696

The fair value of the WorldHeart common shares on January 31, 2005, the announcement date of the acquisition, was $1.58 per share.

The allocation of the purchase price, based on the estimated fair values of the assets and liabilities assumed, at the acquisition date of July 29, 2005 is as follows:

Current assets	$765,027
Property and equipment	264,183
Acquired workforce	765,684
Purchased in-process research and development	18,147,341
Current liabilities	(3,992,539)
Net assets acquired	$15,949,696

The in-process research and development (“IPR&D) was valued at approximately $18.1 million. We used an income approach and applied risk-adjusted discount rates to the estimated future revenues and expenses attributable to IPR&D programs at MedQuest. The most significant in-process program relates primarily to the development of the WorldHeart rotary VAD, an advanced, next generation, rotary blood pump intended for the Destination Therapy (DT) market. The WorldHeart rotary VAD has an estimated fair value of approximately $9.6 million. The other major development program called MagLev Plus has an estimated fair value of approximately $5.0 million.

An aggregate amount of $14.6 million was allocated to purchased research and development. The estimated fair value of the purchased research and development was increased by approximately $3.5 million related to the excess of the purchase price over the estimated fair value of the net assets acquired. The Company recorded a non-cash charge to operations in the third quarter of 2005 of approximately $18.1 million for the purchased research and development.

Pro forma Financial Information

The MedQuest Acquisition was completed on July 29, 2005 and MedQuest’s results of operations subsequent to that date are included in the Company’s interim unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2005. However, the Company has prepared unaudited pro forma financial information showing revenues and net loss for the combined entity for the three and nine months ended September 30, 2005 as if the acquisition occurred as of January 1, 2005. The following unaudited pro forma financial information should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months ended	Nine months ended
	September 30, 2005

Revenues	$2,149,751	$8,015,917
Net loss	$(28,491,752)	$(37,260,875)
Basic and diluted net loss per common share	$(0.51)	$(0.67)

The interim unaudited pro forma net loss per share is computed by dividing the interim unaudited pro forma net loss by the interim unaudited pro forma weighted average number of shares outstanding, assuming WorldHeart had acquired MedQuest on January 1, 2005. The pro forma weighted average number of shares outstanding for both the three and nine-month periods ended September 30, 2005 is as follows:

Proforma weighted average shares outstanding from January 1, 2005 to September 30, 2005

WorldHeart common shares outstanding at January 1, 2005	15,744,522
Common shares issued for MedQuest assets	9,300,000
Common shares issued to MedQuest majority shareholders	8,888,889
Common shares issued upon exercise of 10,655,000 warrants	10,655,000
Common shares issued upon conversion of convertible debenture principal and interest	10,891,138
55,479,549

Private Placement

In connection with the MedQuest acquisition on July 29, 2005, WorldHeart entered into a private placement agreement with Maverick Venture Management, LLC, (“Maverick”) which was the majority shareholder of MedQuest. Maverick purchased 8,888,889 common shares of WorldHeart at a purchase price of $1.35 per share for total gross proceeds of approximately $12.0 million. Pursuant to the asset purchase agreement between MedQuest and WorldHeart, WorldHeart assumed certain liabilities of MedQuest including approximately $3.5 million owed to Maverick in connection with the ongoing operations of the MedQuest business and repayed that amount to Maverick upon closing of the MedQuest Acquisition. As a result, WorldHeart received net proceeds of approximately $8.5 million from the private placement. The common stock issued in connection with these transactions, including 9,300,000 shares for the acquisition and 8,888,889 for the private placement were registered with the Securities and Exchange Commission in a Form S-3 which was declared effective on September 23, 2005.

4.              Convertible Debentures and Warrants

As part of the MedQuest Acquisition, the Company issued tender offers to the holders of its unsecured convertible debentures (the “Debentures”) and the holders of its common stock purchase warrants issued to investors in September 2004 (the “Warrants”). The holders of the Debentures unanimously agreed to convert all of the outstanding Debentures at the stated conversion price of $1.25 per common share along with all accrued interest. On July 18, 2005, the shareholders approved a reduction in the Warrant exercise price from $1.55 to $1.00 per share on the condition that the Warrant holders exercise the Warrants immediately. The holders of the Warrants unanimously agreed to exercise the 10,655,000 Warrants into 10,655,000 common shares. During the last two weeks of July 2005, all of the Warrants were exercised into common shares and the remaining outstanding Debentures were converted to common shares. In addition, the accrued interest on the Debentures was also converted into an additional 236,097 common shares at a conversion price equal to the volume weighted average stock price at the date of conversion.

The Debentures, which would have become due on September 15, 2009, were convertible at any time at the holder’s option into common shares of the Company at a price of $1.25 per share and accumulated non-compounding interest at an annual rate of 3%. The interest was convertible at any time into common shares of the Company at a price equal to the volume weighted average stock price at the date of conversion.

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

As a result of the change in fair value attributed to the decrease in the exercise price of the Warrants from $1.55 to $1.00, $5,860,250 was recorded in the third quarter of 2005 as an increase in net loss applicable to common shareholders and an increase in the carrying value of the Warrants included in additional paid-in capital.

5.              Stock-based Compensation

The Company accounts for its stock option plan in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, which requires companies to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma income per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied to stock-based awards. The Company follows this alternative method.

The estimated stock-based compensation costs based on stock options granted to directors and employees and the pro forma net loss and loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss applicable - to common shareholders	$(28,111,358)	(10,935,895)	(36,696,495)	(19,848,290)
Adjustment for stock based costs included in net loss	160,931	—	160,931	—
Stock-based costs under fair value method	(1,214,519)	(476,090)	(1,863,823)	(1,693,573)
Adjusted pro forma net loss	$(29,164,946)	$(11,411,985)	$(38,399,387)	$(21,541,863)

Reported basic and diluted loss per common share	$(0.64)	$(0.71)	$(1.42)	$(1.30)
Stock-based compensation costs per common share	(0.01)	(0.03)	(0.03)	(0.11)
Pro forma basic and diluted net loss per common share	$(0.65)	$(0.74)	$(1.45)	$(1.41)

On September 23, 2004, the Company conditionally granted 2,383,725 options to purchase common shares of the Company to employees, officers, directors, and consultants, subject to shareholder approval of an increase in the number of options available under the employee stock option plan. Shareholder approval occurred on July 18, 2005. These options have an exercise price of $1.12 per share, except for 215,000 options which have an exercise price of Cdn $1.43 per share. The options vest one third on each of the first, second and third anniversaries of the date of grant and expire on September 22, 2013. The Company recognized a non-cash stock compensation expense of $146,000 in the third quarter of 2005 related to the intrinsic value of these September 2004 grants. The intrinsic value of these options was determined to be $0.18 per option. This intrinsic value will be amortized over the three year vesting period beginning September 23, 2004.

In addition, on January 31, 2005, the Company conditionally granted a total of 3,290,750 options to purchase common shares of the Company to employees, officers, directors and consultants. These grants were also subject to shareholder approval of an increase in the number of options available under the employee stock option plan. Shareholder approval occurred on July 18, 2005. The exercise price is $1.48 per share and these options vest one third on each of the first, second and third anniversaries of the date of grant and each one third expires six years after vesting date. The share-based compensation costs and the adjusted pro forma net loss above include the charges related to these options.

The weighted average fair value of options issued during the three and nine months ended September 30, 2005 was $1.28. The fair values of options granted is determined using the Black-Scholes model. For the three months and nine months ended September 30, 2005, the following weighted average assumptions were utilized:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Expected options life, in years	6	6	6	6
Volatility	83%	73%	78%	73%
Risk free interest rate	4.17%	4.00%	4.00%	4.00%
Dividend yield	Nil	Nil	Nil	Nil

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

6.              Restructuring

On August 25, 2004, the Company approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor® LVAS is manufactured. The consolidation of the North American operations into one location has reduced ongoing business expenses and management expects it will continue to improve the Company’s operational efficiency and effectiveness. The consolidation was completed by June 30, 2005.

During the three months ended September 30, 2005, no restructuring costs were recorded. During the nine months ended September 30, 2005, restructuring costs of $341,000 were recorded, $230,000 of the June 30, 2005 accrued balance was paid, $8,300 was settled in the third quarter of 2005 and a $48,000 accrual balance remains at September 30, 2005.

The amounts accrued and expensed to date are as follows:

	Employee severance	Contract settlement	Write down	Other	Total

Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities at December 31, 2004	600,114	57,653	—	13,885	671,652

Costs accrued during the period	$110,539	$—	$(3,546)	$22,505	$129,498
Costs paid or settled in the period	(674,414)	—	3,546	(20,518)	(691,386)
Balance in accrued liabilities at March 31, 2005	36,239	57,653	—	15,872	109,764

Costs accrued during the period	$20,186	$192,012	$(3,255)	$2,962	$211,905
Costs paid or settled in the period	(56,425)	—	3,255	—	(53,170)
Balance in accrued liabilities at June 30, 2005	—	249,665	—	18,834	268,499

Costs accrued during the period	$—	$—	$—	$—	$—
Costs paid or settled in the period	—	(220,894)	—	—	(220,894)
Balance in accrued liabilities at September 30, 2005	$—	$28,771	$—	$18,834	$47,605

7.              Canadian Accounting Principles

The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Company, for the three and nine month periods ended September 30, 2005 and for the balance sheets as at September 30, 2005 and December 31, 2004, in the following material respects from Canadian generally accepted accounting principles (“Canadian GAAP”). There are no differences in adjustment for acquired in-process research and development due to Canadian GAAP reported cash flows for the periods presented.

(a)   Balance sheets – Canadian GAAP

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets	$28,077,437	$21,743,636
Long-term receivable	—	318,553
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,953,524	2,011,586
In-process research and development, net (4)	17,542,429	—
Goodwill and intangible assets	17,913,805	17,434,655
Total Assets	$66,237,195	$42,258,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$6,701,825	$7,637,819
Convertible debentures (1)	—	2,530,659
Long-term obligation	—	16,368
Total Liabilities	6,701,825	10,184,846

Shareholders’ equity (deficiency)
Common shares (1)	245,087,350	187,027,058
Contributed surplus (1) (3)	13,742,281	22,871,780
Cumulative translation adjustment	(6,490,184)	(6,490,184)
Accumulated deficit (1) (2) (3) (4)	(192,804,077)	(171,335,070)
Total Shareholders’ equity	59,535,370	32,073,584

Total Liabilities & Shareholders’ equity	$66,237,195	$42,258,430

(b)          Statements of loss – Canadian GAAP

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss for the period in accordance with U.S. GAAP	$(28,111,358)	$(10,935,895)	$(36,696,495)	$(19,848,290)

Adjustment to reconcile to Canadian GAAP:

Stock-based costs under fair value method (3)	(1,214,519)	(476,090)	(1,864,123)	(1,693,573)

Stock-based costs included in net loss under US GAAP (3)	160,931	—	160,931	—

Interest and accretion on convertible debentures (1)	(73,673)	(49,300)	(608,910)	(49,300)
In-process research and development (4)	18,147,341	—	18,147,341	—
Amortization of in-process research and development (4)	(604,912)		(604,912)

Net loss for the period in accordance with Canadian GAAP	$(11,696,193)	$(11,461,285)	$(21,466,168)	$(21,591,163)

Weighted average number of common shares outstanding	43,797,104	15,355,573	25,918,252	15,249,176

Basic and diluted loss per common	$(0.27)	$(0.75)	$(0.83)	$(1.42)

Footnotes

(1)          Under U.S. GAAP, the proceeds of the issue of the Debentures were allocated between the Debentures, the Warrants, and the beneficial conversion feature based on their relative fair values. The value of the Warrants and the beneficial conversion feature were recorded in additional paid-in capital. On September 16, 2004, the earliest possible exercise date, the full value of the beneficial conversion feature was charged to interest expense. Under Canadian GAAP, the proceeds of the issue were allocated based on the relative fair values of the Debentures, the Warrants and the conversion feature. The net proceeds were allocated as follows:

September 15, 2004

Convertible Debentures	$1,734,350
Warrants	4,504,127
Conversion feature	5,863,191
Total	$12,101,668

The value allocated to the Debentures will accrete to the cash value at maturity at the effective interest rate. Due to the conversion of the Debentures and the related accrued interest during the nine months ended September 30, 2005, under U.S. GAAP, $8,948,106 was transferred from convertible Debentures and $585,463 was transferred from additional paid-in capital to common shares. Under Canadian GAAP, the amount transferred to common shares were $3,910,540 related to convertible debentures, $4,504,127 related to the warrant exercise and $5,863,191 related to the conversion feature.

(2)          The difference between the issue price and initial public offering (IPO) price of shares issued within a one-year period prior to the IPO is generally accounted for as an expense and charged against earnings for the period with a corresponding and equal amount recorded as paid-in capital. There is no corresponding requirement under Canadian GAAP. The difference of $26,776,950 related to the Company’s IPO in 1996 increases the common shares and accumulated deficit reported under U.S. GAAP, with no difference reported in total shareholders’ equity.

(3)   Under U.S. GAAP, the Company accounts for its stock option plan in accordance with APB Opinion No. 25 and provides pro forma net income and pro forma loss per share disclosure as if the fair value based method as defined in SFAS No. 123 had been applied to stock-based awards. Under Canadian GAAP, the Company accounts for its stock option plan in accordance with the Canadian Institute of Chartered Accountants (“CICA”) Handbook section 3870, “Stock-based Compensation and Other Stock-based Payments”, which requires entities to account for employee stock options using the fair value based method, where compensation cost is measured at fair value at the date of grant and is expensed over the stock-based awards vesting period.

(4)          Under U.S. GAAP, the Company charged the in-process research and developed acquired in the MedQuest Acquisition to earnings at the time the acquisition was completed. Under Canadian GAAP, the Company accounts for this as an acquired intangible and amortizes the $18.1 million value originally assigned to it against earnings on a straight-line basis over its estimated useful life of five years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart”. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is an update of our discussion and analysis of the three and six month period ended June 30, 2005. This MD&A discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and nine months ended September 30, 2005. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2004, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10 – KSB/A for the fiscal year ended December 31, 2004. Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 7 to the interim unaudited consolidated financial statements for the three and nine months ended September 30, 2005. In this discussion, all amounts are in United States dollars (“U.S. dollars”) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: numerous uncertainties and time delays inherent in the development of new products for use in the human body; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors who have significantly greater financial, production and marketing resources; lack of anticipated synergies and efficiencies related to the MedQuest Acquisition, slower than anticipated growth in the Destination Therapy (DT) market and the need for and our ability to raise additional funding.

OVERVIEW

WorldHeart is a global technology leader in mechanical circulatory support systems currently developing and commercializing implantable ventricular assist devices (“VADs”), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands. During the second quarter 2005, we consolidated the Ottawa operations into our Oakland facility. WorldHeart currently derives substantially all of its revenue from its Novacor® LVAS (left ventricular assist system) and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in Japan and certain other countries.

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

WorldHeart is conducting a long-term use pivotal trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population). Data from the RELIANT Trial is expected to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible or DT patients in the United States.

WorldHeart is developing a next-generation small implantable pulsatile VAD (the “Novacor II”) and during the third quarter of 2005 has acquired MedQuest’s technology and development programs associated with a magnetically levitated centrifugal rotary VAD (the “WorldHeart rotary VAD”). Development work on the Novacor II continues with a successful initial animal implant completed in July 2005 and further animal trials are planned for 2006 followed by human trials. Pre-clinical animal testing of the WorldHeart rotary VAD is underway with an initial feasibility clinical study planned for early 2006.

Research and development by WorldHeart’s competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received the CE Mark in Europe and are advancing through clinical trials in the United States and Europe. It has not been determined whether these non-pulsatile devices will be suitable for long-term use.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, we believe that the DT market will evolve more rapidly when devices are accepted as reliable and durable. A wider adoption of VADs for DT will likely occur with the next-generation VADs and we believe that late-stage and end-stage heart failure will be best served by a combination of rotary and pulsatile flow VADs.

MEDQUEST ACQUISITION

On January 31, 2005, WorldHeart announced a definitive agreement to concurrently: acquire all the assets of MedQuest for 9,300,000 common shares; issue 8,888,889 common shares through a private placement to Maverick Venture Management, LLC (“Maverick”), for gross proceeds of $12,000,000; issue 10,655,000 common shares upon the exercise of 10,655,000 warrants for gross proceeds of $10,655,000 and convert all of WorldHeart’s outstanding convertible debentures.

Upon approval by shareholder vote on July 18, 2005, and unanimous tendering of the debentures and warrants, WorldHeart successfully completed, on July 29, 2005, the acquisition of all assets of MedQuest, raised approximately $22.7 million in gross financing proceeds from the private placement with Maverick and the exercise of all the outstanding warrants. The Company also converted all of its remaining convertible debentures.

WorldHeart began consolidating the results of operations of MedQuest in its financial statements from the date the transaction was consummated. This resulted to a one-time charge to earnings for the value of the acquired in-process research and development of approximately $18.1 million in the period ended September 30, 2005.

SUMMARY OF QUARTERLY RESULTS

	Three months ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004

Net revenue	$2,149,751	$2,449,178	$3,416,988	$2,986,980
Net loss for the period	$(22,251,108)	$(4,642,741)	$(3,942,396)	$(5,608,818)
Net loss applicable to common shareholders	$(28,111,358)	$(4,642,741)	$(3,942,396)	$(6,293,510)
Basic and diluted loss per share	$(0.64)	$(0.27)	$(0.24)	$(0.41)

	Three months ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003

Net revenue	$2,250,050	$2,146,388	$2,192,343	$559,704
Net loss for the period	$(10,935,895)	$(5,402,792)	$(3,509,603)	$(4,846,928)
Net loss applicable to common shareholders	$(10,935,895)	$(5,402,792)	$(3,509,603)	$(6,864,152)
Basic and diluted loss per share	$(0.71)	$(0.35)	$(0.23)	$(0.47)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue	$2,149,751	$2,250,050	$8,015,917	$6,588,781
Cost of goods sold	(1,726,158)	(1,805,515)	(5,980,126)	(4,685,677)
Gross margin	423,593	444,535	2,035,791	1,903,104
% of Revenue	20%	20%	25%	29%

Operating expenses:
Selling, general and administrative	2,540,113	3,246,213	9,003,272	10,084,015
Research and development	1,913,941	1,585,102	4,376,010	4,615,505
Restructuring costs	(8,373)	1,176,445	333,030	1,176,445
Amortization of intangibles	31,491	129,166	286,518	387,498
Acquired in-process research and development	18,147,341	—	18,147,341	—
Total operating expenses	22,624,513	6,136,926	32,146,171	16,263,463

Other income (expense):
Foreign exchange loss	(51,279)	(10,882)	(68,558)	(378,787)
Investment income	91,841	10,778	124,081	135,462
Loss on disposal of assets	—	(44,024)	(959)	(44,024)
Interest and financing expenses	(90,750)	(5,199,376)	(780,429)	(5,200,582)
Total other income (expense)	(50,188)	(5,243,504)	(725,865)	(5,487,931)

Total expenses	22,674,701	11,380,430	32,872,036	21,751,394

Net loss for the period	(22,251,108)	(10,935,895)	(30,836,245)	(19,848,290)

Effect of warrant exchange	(5,860,250)	—	(5,860,250)	—

Net loss applicable to common shareholders	$(28,111,358)	$(10,935,895)	$(36,696,495)	$(19,848,290)

Revenue: The sale of Novacor LVAS implant kits (“implant kits”) and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues. WorldHeart primarily sells its products directly, except for certain countries including Japan, where we sell through distributors.

The composition of revenue is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	$	Units	$	Units	$	Units	$	Units

Implant kits	$1,481,748	22	$1,658,645	29	$5,173,482	77	$5,118,095	79
Peripherals and other	668,003	—	591,405	—	2,842,435	—	1,470,686	—

Revenue	$2,149,751	22	$2,250,050	29	$8,015,917	77	$6,588,781	79

Revenue for the third quarter of 2005 decreased by $100,000 to approximately $2.1 million representing a decrease of 4% versus the same quarter in 2004. Implant kit revenue decreased by $177,000 to approximately $1.5 million for the three months ended September 30, 2005, compared with approximately $1.7 million for the three months ended September 30, 2004, representing a decrease of 11%. Implant kits recognized as revenue in the third quarter of 2005 totaled 22, compared with 29 in the third quarter of 2004. The revenue per implant kit was $67,000 in the recent quarter, a slight increase in the revenue recognized per implant kit in the second quarter of 2005, and up 18% compared with the third quarter of 2004. In future periods, we expect implant kit revenue to increase and the average revenue per implant kit to continue at current levels, assuming new centers become enabled with the required peripheral equipment and increase implant volume under the RELIANT Trial.

As of June 30, 2005, 17 implant kits had been shipped and invoiced, however the revenue was deferred as the transactions did not meet revenue recognition criteria. Revenue was recognized on three of these previously shipped implant kits during the third quarter of 2005 when revenue recognition criteria were met. There was no new deferred revenue relating to implant kits shipped and invoiced in the third quarter as all shipments met revenue recognition criteria. There are 14 implant kits remaining in deferred revenue at September 30, 2005. These kits, plus some undelivered components of multiple element transactions, have resulted in deferred revenue as at September 30, 2005 of approximately $1.2 million that will be recognized in future periods.

Revenue during the first nine months of 2005 increased by approximately $1.4 million, or 22%, to approximately $8.0 million, over the same period in 2004. Implant kit revenue increased by 1% to approximately $5.2 million for the nine months ended September 30, 2005, compared with approximately $5.1 million for the nine months ended September 30, 2004. Implant kits recognized as revenue for the nine months ended September 30, 2005 totaled 77, compared with 79 during the same period of 2004. The revenue per implant kit increased approximately 4% during the nine months ended September 30, 2005, compared with the same period in 2004.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales and services, were $668,000 and $591,000 for the three months ended September 30, 2005 and September 30, 2004, respectively, which represents an increase of 13%. Peripherals and other revenues for the nine months ended September 30, 2005, were approximately $2.8 million, which represents an increase of 93% over peripherals and other revenue of approximately $1.4 million recorded in the period ended September 30, 2004. This increase relates to the sale of required peripheral equipment to new medical centers joining the RELIANT Trial. We believe that sales may shift from hardware, peripheral and services to implant kit sales assuming centers enrolled in our RELIANT Trial increase implant volume.

Cost of goods sold: For the three months ended September 30, 2005, the cost of goods sold as a percent of revenue remained consistent at 80%, compared with the three months ended September 30, 2004. We have experienced production inefficiencies caused primarily by production volumes below standard capacity resulting in higher Novacor LVAS manufacturing costs. Although we are continuing to implement cost improvement programs to reduce manufacturing costs and control inventory, we expect our cost per unit to remain at current levels until we reach sustainable increased production volumes.

For the nine months ended September 30, 2005, the overall cost of goods sold increased to 75% of revenue, compared with 71% in the nine months ended September 30, 2004. We experienced greater production inefficiencies during the first nine months of 2005 versus the same prior year period caused by supply shortages associated with the acceptance process for components being manufactured by new suppliers and production volumes well below capacity.

Gross Margin: Gross margin for the three months ended September 30, 2005 is consistent at 20% of revenues compared with the three months ended September 30, 2004. Gross margin for the nine months ended September 30, 2005 decreased to 25% of revenues from 29% of revenues for the nine months ended September 30, 2004. These decreases were due primarily to production inefficiencies, as described above. In addition, certain lower margin sales were made to new centers for the initial equipment needed to begin a Novacor LVAS implant program at those centers. Improvement in gross margin percentage is contingent on implementation of cost reduction programs and production volume increases. We expect the effects of higher incentives on start-up equipment initially offered to certain new centers to continue to decrease as the centers shift to purchasing implant kits in response to usage.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing, accounting and administrative personnel, as well as, professional fees, travel expenses, promotional activities, customer service and technical support, insurance, facility costs and other general corporate expenses.

The composition of selling, general and administrative expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Selling	$1,020,537	$1,608,229	$4,355,741	$4,566,642
General and administrative	1,519,576	1,637,984	4,647,531	5,517,373
Total	$2,540,113	$3,246,213	$9,003,272	$10,084,015

Selling, general and administrative expense for the three months ended September 30, 2005 decreased $706,000, or 22%, versus the same period in 2004, and for the nine months ended September 30, 2005 decreased approximately $1,081,000, or 11%, versus the same period in 2004.

Selling expenses for the three months ended September 30, 2005 decreased by $588,000, or 36%, compared with the same period in 2004 and for the nine month period decreased by $211,000, or 5%, compared with the same period last year. Selling expenses decreased due to lower medical conference and promotional costs, as well as, lower salaries and selling commissions.

General and administrative expenses decreased by $118,000, or 7%, in the third quarter of 2005, compared with the third quarter of 2004 and by $870,000, or 16%, for the year over year nine-month period. These reductions are primarily due to cost savings associated with the consolidation of our North American operations. Administrative expenses are expected to decrease in the next several quarters resulting from additional cost reduction programs offset somewhat by costs associated with the implementation of Sarbanes-Oxley Act compliance programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended September 30, 2005 increased by approximately $329,000, or 21%, compared with the three months ended September 30, 2004. Research and development expenses for the nine months ended September 30, 2005 decreased by about $239,000, or 5%, compared with the nine months ended September 30, 2004. The MedQuest Acquisition in the third quarter of 2005 resulted in $560,000 of additional research and development expenses. Research and development costs decreased by $240,000, or 5%, for the first nine months of 2005, compared with the same period in 2004, reflecting the reduction in expenses due to the consolidation of the North American operations. Development work and related expenses on the next-generation Novacor II and WorldHeart rotary VAD are expected to increase in preparation for continuing animal and initial human clinical trials.

Restructuring costs: On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location was and is expected to continue to reduce ongoing business expenses and improve operational efficiency and effectiveness. The restructuring was completed by the end of June 2005. During the three months ended September 30, 2005, no restructuring costs were recorded. During the nine months ended September 30, 2005, restructuring costs of $341,000 were recorded, $230,000 of the June 30, 2005 accrued balance was paid, $8,300 was settled in the third quarter of 2005 and a $48,000 accrual balance remains at September 30, 2005.

Acquired in-process research and development: During the third quarter of 2005, we recorded a one-time, non-cash charge of approximately $18.1 million associated with the MedQuest Acquisition. The $18.1 million valuation was based on an income approach, applying risk-adjusted discount rates to the estimated future revenues and expenses attributable to in-process research and development programs at MedQuest. An aggregate amount of approximately $14.6 million was allocated to purchased research and development. The estimated fair value of the purchased research and development was increased by approximately $3.5 million, the amount by which the value of the acquisition consideration of approximately $15.9 million exceeded the fair value of net assets acquired of approximately $12.4 million.

Amortization of intangibles: Amortization of intangibles for the three months ended September 30, 2005 was $31,000. These intangible assets were recorded as part of the MedQuest Acquisition and represent the estimated intangible value of the MedQuest workforce of $765,000, which is being amortized on a straight-line basis over 4 years. The amortization of the Novacor asset intangibles for the nine-month period ended September 30, 2005 was $255,000. At June 30, 2005, the Novacor assets were fully amortized and no amortization was recorded in the third quarter of 2005.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $51,000 for the three-month period ended September 30, 2005, compared with a loss of $11,000 for the three-month period ended September 30, 2004. Foreign exchange transactions resulted in a loss of approximately $69,000 for the nine-month period ended September 30, 2005, compared with a loss of $379,000 for the nine-month period ended September 30, 2004.  Exchange gains or losses are expected to diminish in the future with the winding down of our Canadian operations.

Effect of warrant exchange: We recorded a one-time charge of approximately $5.9 million in the third quarter of 2005 resulting from a reduction in the exercise price of warrants originally issued, with convertible debentures, in a private placement in September 2004 and subsequently exercised during July 2005. The exercise price of these warrants was reduced by $0.55 from $1.55 to $1.00. This exercise price reduction applied to about 10.7 million warrants that resulted in the approximately $5.9 million charge to net loss applicable to shareholders.

Other Income (Expense): Interest and financing expenses during the three months ended September 30, 2005 were $91,000, compared with $5,199,000 during the three months ended September 30, 2004. During the nine months ended September 30, 2005, interest and financing expenses were $781,000, compared with $5,201,000 during the nine months ended September 30, 2004. Interest and financing expenses consisted of non-cash interest and accretion related to the convertible debentures. All outstanding debentures were converted in July 2005 resulting in a significant expense reduction in the third quarter of 2005. These non-cash interest charges will be eliminated in future periods. Interest income increased to $92,000 in the third quarter of 2005, compared with $11,000 in the third quarter of 2004. This increase was the result of the higher cash balance in the third quarter of 2005 resulting from the private placement and the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Historically, WorldHeart has funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenues, these funds have provided us with the resources to operate our business, attract and retain key personnel, fund our research and development program and clinical trials, apply for and obtain the necessary regulatory approvals and develop our technology and products.

Liquidity: At September 30, 2005, we had cash, cash equivalents and short-term investments of approximately $14.9 million, compared with approximately $1.8 million at June 30, 2005 and approximately $8.8 million at December 31, 2004.

Cash and cash equivalents increased during the third quarter of 2005 by approximately $13.1 million. This increase was related to financing activities which provided net cash of approximately $19.2 million, resulting from the private placement of approximately $12.0 million and the warrant exercise of approximately $10.7 million, offset by a repayment of the Maverick bridge loan of $3.5 million. During the third quarter of 2005, cash used to fund operating activities was approximately $4.8 million, consisting primarily of the net loss for the period of approximately $22.2 million affected primarily by:

•                  the non-cash in-process research and development charge of $18.1 million related to the MedQuest Acquisition; and

•                  working capital changes that required cash of $1.2 million, consisting primarily of a decrease of $1.5 million in accounts payables and other liabilities, and offset by $0.3 million of all other working capital changes.

In addition, investing activities for the third quarter of 2005 required cash of approximately $1.3 million consisting primarily of approximately $1.3 million in deferred transaction costs related to the MedQuest Acquisition.

At August 1, 2005, after the MedQuest Acquisition and including the completion of the private placement and warrant exercise, offset by other operating expenses incurred in July 2005 and the repayment by MedQuest to Maverick of a bridge loan netted from the proceeds of the private placement, we had approximately $20.0 million in cash and cash equivalents. With the completion of these transactions and through cost reduction programs to re-align our cost structure in light of slower than anticipated Destination Therapy adoption rates we ended the third quarter of 2005 with $14.9 million in cash and cash equivalents. We believe that we currently have sufficient cash to fund operations into mid-year 2006, and intend to obtain additional funding through financings and corporate collaborations during the first half of 2006.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations; expanded Novacor LVAS kit sales and enrolment in the RELIANT Trial; decreasing production costs through a manufacturing cost reduction program; the rate of investment in our next-generation technologies, including our Novacor II VAD and WorldHeart rotary VAD; the clinical trials costs and the approval process for the next-generation products; our general efforts to improve operational efficiency and conserve cash, including anticipated synergies from the MedQuest Acquisition and other cost improvement programs.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-14(e) under the Exchange Act) as of September 30, 2005, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms are operating in an effective manner.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(None)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in a Current Report on Form 8-K filed with the SEC on August 2, 2005, in July 2005, WorldHeart completed its acquisition of MedQuest by issuing 9,300,000 common shares to MedQuest for substantially all of the assets of MedQuest. In conjunction with the acquisition, the Company also raised gross proceeds of approximately $22.7 million through the exercise of 10,655,000 outstanding warrants to purchase common shares of the Company at an adjusted exercise price of $1.00 per share and from a private placement financing with Maverick Venture Management, LLC, the principal MedQuest shareholder, through the issuance to Maverick of 8,888,889 common shares at a purchase price of $1.35 per share. Each of the above transactions was done in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

In addition, all of the Company’s outstanding convertible debentures were converted at a conversion price of $1.25 per common share, resulting in the issuance of approximately 10.7 million common shares. Accrued interest on the convertible debentures was converted into additional 236,097 common shares at a conversion price equal to the volume weighted average stock price at the date of conversion.

The Company has made no repurchases of common shares during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously disclosed in a Current Report on Form 8-K filed with the SEC on July 21, 2005, World Heart held its annual and special shareholders meeting on July 18, 2005. The complete voting results have been published as an exhibit to the above Current Report on Form 8-K.

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 22.1(1)	Voting Results Report from the Annual and Special Meeting of Shareholders held on July 18, 2005.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(1) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 21, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Heart Corporation
(Registrant)

Date November 9, 2005	/s/ Jal S. Jassawalla
(Signature)*

Date November 9, 2005	/s/ Richard Juelis
(Signature)*