Form 10KSB
period 2005-12-31
WORLD HEART CORP
filed 2006-03-27
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission File No. 0-28882

WORLD HEART CORPORATION

Canada	52-2247240
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7799 Pardee Lane
Oakland, California, USA	94621
(Address of Principal Executive Office)	(Zip Code)

(510) 563-5000
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Shares, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $11,645,954.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2006 was $24,677,138.

The number of common shares outstanding as of March 15, 2006 was 55,479,549.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes ☐      No ☒

i

PART I

Item 1.                        Description of Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements contain information that is generally stated to be anticipated, expected or projected by World Heart Corporation (WorldHeart), and involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance of WorldHeart to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation, the uncertainties inherent in the development of a new product for use in the human body, our potential need for significant additional funding, our need for acceptance from third-party payers, extensive government regulation of our products, and rapid developments in technology, including developments by competitors. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

•       our ability to successfully complete on a timely basis pre-clinical and clinical development of our products;

•       our ability to grow our revenue and expand acceptance of our products by medical centers and hospitals in the United States and worldwide;

•       the continued availability of capital to finance our activities in the event that we do not achieve profitability;

•       decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our products;

•       our ability to successfully integrate technologies or companies that we may acquire from time to time.

•       our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products;

•       our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property;

•       our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products;

•       the competitive environment and impact of technological change; and

•       other factors we discuss under the heading “Risk Factors.”

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CORPORATE STRUCTURE

Name, Address and Incorporation

WorldHeart was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. Our head office is located at 7799 Pardee Lane, Oakland, California, USA, 94621 and our head office telephone number is 510-563-5000. We have an office at Cereslaan 34, 5384 VT, Heesch, Netherlands and a research facility at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116. Our registered office is located at 40 Elgin St, Suite 1400, Ottawa, Ontario, Canada, K1P 5K6 and our telephone number is (613) 238-2000.

Our articles of incorporation were amended on June 22, 2000 to create a first series of 1,374,750 preferred shares designated as Cumulative Redeemable Convertible Preferred Shares, Series A (the Series A Shares), in connection with the acquisition by WorldHeart of the Novacor division (Novacor) of Edwards Lifesciences LLC (Edwards). On November 26, 2003, our articles were amended to amend the rights and privileges of the Series A Shares in connection with the conversion by Edwards Lifesciences (U.S.) Inc. of its Series A Shares as part of our financing transaction completed in September 2003. Our articles were amended again on December 1, 2003, to effect a one common share for seven common shares share consolidation. WorldHeart filed articles of continuance on December 14, 2005, associated with the reincorporation under the laws of Canada from the Province of Ontario. In conjunction with the continuance, a new by-law was adopted by our directors. The shareholders of WorldHeart will be asked to confirm the by-law at the next annual meeting of shareholders.

Intercorporate Relationships

World Heart Inc. is our wholly-owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. World Heart Inc. acquired the assets and liabilities of the Novacor division of Edwards in June 2000 and is responsible for the manufacturing and primary sales, marketing and support of the Novacor left ventricular assist system (Novacor® LVAS) as well as next-generation product development.

World Heart B.V. is our wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004, through which we carry on sales, sales support and distribution in Europe.

2007262 Ontario Inc. (2007262), was an associated research and development company of WorldHeart, incorporated under the laws of the Province of Ontario on November 29, 2001 to carry out specified research and development for us. WorldHeart and New Generation Biotech (Equity) Fund Inc. (NewGen), an Ontario labour-sponsored venture capital corporation, each held 100 common shares of 2007262. On January 1, 2006, WorldHeart purchased the 100 common shares of NewGen and became the sole shareholder of 2007262. WorldHeart is in the process of a voluntary dissolution of 2007262 as there are no active operations in 2007262.

BUSINESS OF WORLDHEART

The Company

WorldHeart’s business is focused on the development, production, sales and support of ventricular assist devices (VADs). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. WorldHeart believes that it has the broadest next-generation product platform under development for long-term circulatory support and that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. The Corporation believes that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support or functional replacement. Alternatively, rotary devices are best suited to late-stage patients, with some contractility, who require only partial support or an assist.

VADs are used for treatment of patients with severe heart failure including primarily patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-transplant therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination Therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant.

The Novacor LVAS represents WorldHeart’s current generation implantable pulsatile VAD. WorldHeart’s next-generation implantable pulsatile VAD, Novacor II, is currently under development. The first animal implant of the Novacor II was completed in July 2005 and we intend to continue pre-clinical testing in animals in 2006. The Novacor II is being designed to be an implantable heart assist device to provide long-term pulsatile blood flow to patients suffering from heart failure and to permit the recipient to return to near normal activities. The WorldHeart rotary VAD, which we acquired as part of our acquisition of the assets of MedQuest Products, Inc. (MedQuest) in July 2005, is WorldHeart’s smallest device. It uses a magnetically-levitated rotor resulting in a pump with no moving parts subject to wear, which is expected to provide multi-year support. The WorldHeart rotary VAD is in an advanced development stage with an initial human feasibility clinical trial, which began in early March 2006 in Europe.

The Novacor LVAS is commercially available as a bridge-to-transplantation in Europe, Japan, the United States and Canada. In Europe, it is also available as an alternative-to-transplantation and as a bridge-to-recovery to support patients who may be able to recover the use of their natural heart. In Japan, the Novacor LVAS is approved for use by cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative therapy other than heart transplantation. The Novacor LVAS has been implanted in over 1,600 patients worldwide. In July 2004, we received unconditional approval of our Investigational Device Exemption Supplement for the RELIANT (Randomized Evaluation of the Novacor® LVAS In A Non-Transplant Population) clinical trial from the United States Food and Drug Administration (FDA). The data from the RELIANT Trial is intended to support a Pre-market Approval Supplement (PMA Supplement) that will request a revision to the indication for use of the Novacor LVAS to include end-stage heart failure patients that are ineligible for cardiac transplantation. At March 15, 2006, there are 21 centers and 32 patients enrolled in the RELIANT Trial.

Three Year History and Development of WorldHeart

Since early 2003, a number of important events have occurred indicating the increasing acceptance by the medical community of VAD-based therapy for treatment of end-stage heart failure that we expect will continue to positively impact WorldHeart’s business as well as the businesses of our competitors. Important industry developments include two increases in reimbursement for VADs in the United States (October 2003 and October 2004) which significantly increased average reimbursements for VAD implantation to between $130,000 and $140,000.

Regulatory Developments

A number of significant regulatory developments related specifically to WorldHeart’s Novacor LVAS products have also occurred over the last few years:

•       Approval was given by the FDA in January 2003, and by Health Canada in March 2003, of our expanded polytetrafluoroethylene (ePTFE) inflow conduit as a component of the Novacor LVAS product, which has been shown to reduce stroke rate.

•       Approval was given by the FDA in January 2004, and Health Canada in September 2003, of product enhancements to the Novacor LVAS aimed at improving the recipient’s quality of life—quieter pump operation, new battery packs that are 40% lighter and operate for 60% longer, and a smaller, quieter battery charging system. These enhancements have been commercially available in Europe since June 2002.

•       Approval of the Novacor LVAS was given in Japan for use in August 2001, importation in January 2002 and reimbursement effective during April 2004.

•       Approval was given by the FDA in July 2004 of a PMA Supplement application for a revision to the labeling of the Novacor LVAS to reflect the current device reliability data available to patients and physicians. The revised labeling indicates the demonstrated performance longevity of the Novacor LVAS, which encompasses implant duration from zero to more than 36 months. The revised labeling, which is based upon statistical analysis of 1,077 device implants, shows the chance for reoperation to either fix or replace the Novacor LVAS is 1.6% between zero and 6 months; 2.1% between 6 and 12 months; 11% between 12 and 24 months; and 16% between 24 and 36 months.

•       Unconditional approval was given by the FDA in July 2004 of our Investigational Device Exemption Supplement for the RELIANT Trial. The RELIANT Trial will be conducted in up to 40 clinical centers and is expected to enroll up to 390 patients. The data from the RELIANT Trial will support a PMA Supplement that will request a revision to the indication for use of the Novacor LVAS to include end-stage heart failure patients that are ineligible for heart transplantation. The RELIANT Trial randomizes patients who enter the RELIANT Trial to receive either a Novacor LVAS or a Thoratec Corporation (Thoratec) HeartMate ® XVE LVAS, (the HeartMate XVE), on a 2:1 ratio. Costs of implants, including device costs, for both the Novacor LVAS and HeartMate XVE are eligible for reimbursement by Centers of Medicare and Medicaid Services (CMS) on the same basis as is available for reimbursement of HeartMate XVE when used for Destination Therapy treatment outside the RELIANT Trial.

Other Developments

In 2003, we rationalized and reallocated our workforce to focus on sales, production and support of the Novacor LVAS, on a basis consistent with the development plans and strategy for WorldHeart’s next-generation PulsatileVAD.

In September 2003, we completed a significant equity financing and restructuring. In summary, the financing and restructuring included:

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

•       The conversion of the Series A Shares of WorldHeart held by Edwards Lifesciences (U.S.) Inc. at a value of $20 million plus accrued dividends into 500,000 common shares of WorldHeart and 1,000,000 warrants, with each warrant exercisable for one common share of WorldHeart at an exercise price of Cdn$7.49 per common share; and

•       A consolidation of WorldHeart’s common shares on the basis of one post-consolidation common share for seven pre-consolidation common shares.

Effective January 1, 2004, we assumed full sales and support responsibility for the Novacor LVAS worldwide with the exception of Japan. Edwards was previously our exclusive distributor for the Novacor LVAS in all countries other than the United States. We continue to distribute the Novacor LVAS through Edwards in Japan and through other distributors in selected markets.

On March 18, 2004, our common shares, which had been delisted from the Nasdaq Global Market (Nasdaq) on October 15, 2002, were re-listed on Nasdaq under the symbol WHRT.

On April 22, 2004, with the announcement of our first quarter results, we commenced reporting our results in United States dollars.

On July 12, 2004, we announced that our first quarter results would be restated, and on August 12, 2004, we released our restated quarterly results. Restated revenues for the first quarter decreased by $1.3 million to $2.2 million, as a result of a decrease in kit shipments recognized as revenue by 25 kits to a total of 26 kits, which also increased the net loss for the period.

In July 2004, we announced certain management changes including the appointment of Jal S. Jassawalla as President and Chief Executive Officer replacing Roderick M. Bryden who resigned from those positions and from the board of directors of WorldHeart. In August 2004, Mark Goudie, Vice President, Finance and Chief Financial Officer was appointed to the board of directors to fill the vacancy created by the resignation of Mr. Bryden.

In August 2004, we announced the consolidation of our operations from Ottawa, Ontario to Oakland, California. The consolidation was substantially completed by June 30, 2005.

On September 16, 2004, we completed the sale of $13,318,750 aggregate principal amount of convertible debentures and warrants. The debentures were convertible, at the option of the holder, into common shares at a conversion rate of $1.25 per common share until September 15, 2009. The purchasers of the convertible debentures were also issued a total of 10,655,000 warrants to purchase common shares at an exercise price of $1.55 per common share exercisable until September 15, 2009.

On January 31, 2005 we entered into an asset purchase agreement with MedQuest, as amended by amendment no. 1 dated March 22, 2005, under which we agreed to purchase all of the assets of MedQuest for a total purchase price of approximately $16.0 million plus the assumption of certain liabilities of approximately $3.5 million, subject to certain conditions, including shareholder approval (the MedQuest Acquisition).

Also, on January 31, 2005, we entered into a purchase agreement, as amended by amendment no. 1 dated March 22, 2005 with Maverick Venture Management, LLC (Maverick) pursuant to which Maverick agreed to purchase in a private placement approximately 8.9 million common shares of WorldHeart at $1.35 per common share for an aggregate purchase price of $12 million. The closing of the private placement was contingent on the closing of the transactions contemplated in the MedQuest Acquisition and other closing conditions.

On March 22, 2005, WorldHeart announced that it had ceased to be a “foreign private issuer” as defined under the Exchange Act as a result of the consolidation and relocation of its headquarter operations to Oakland, California.

On June 2, 2005, Richard Juelis was appointed Vice-President, Finance and Chief Financial Officer, replacing Mark Goudie, and on June 9, 2005, John Vajda was appointed Vice President, Manufacturing.

On July 18, 2005, WorldHeart held its annual and special meeting of shareholders and received approval from its shareholders for the issuance of common shares of WorldHeart to MedQuest in connection with the MedQuest Acquisition, the issuance of common shares of WorldHeart to Maverick in connection with the private placement, and a reduction of the exercise price from $1.55 to $1.00 of certain warrants of WorldHeart in connection with the conversion of all of the convertible debentures and exercise of all of the warrants issued in September 2004. Matters related to the WorldHeart employee stock option plan were also approved as well as the continuance of WorldHeart under the Canada Business Corporations Act.

Upon approval by shareholder vote, and unanimous tendering of the debentures and warrants, WorldHeart successfully completed, on July 29, 2005, the acquisition of all assets of MedQuest, raised approximately $22.7 million in gross financing proceeds from the private placement with Maverick and the exercise of all the outstanding warrants and converted all of its convertible debentures. At the closing of the transactions, Maverick and the shareholders of MedQuest held approximately 33% of the common shares of WorldHeart. Maverick was given the right to nominate up to two designees to WorldHeart’s Board of Directors so long as it holds or controls at least 25% of our issued and outstanding common shares.

Upon completion of the acquisition, WorldHeart retained most of MedQuest’s employees at its facility in Salt Lake City, Utah, which continues to serve as the development site for our WorldHeart rotary VAD product. We also named Pratap Khanwilkar as Vice President, Rotary Systems and Business Development.

On December 15, 2005, we reincorporated in Canada from the Province of Ontario and subsequently intend to reincorporate from Canada to the United States, likely in Delaware, during 2006. In conjunction with our reincorporation in Canada, Jal S. Jassawalla, President and Chief Executive Officer, was appointed to the Board of Directors and Mark Goudie resigned from the Board.

On December 21, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors.

On March 8, 2006, WorldHeart announced the first in human implant of its next-generation WorldHeart rotary VAD. The procedure, performed at St. Lukes’s Hospital in Thessaloniki, Greece, was the beginning of the rotary VAD feasibility trial.

Our Products

Our current business is based on two generations of implantable VADs. The current generation, commercially available product is our Novacor LVAS. Our development-stage, next-generation VADs include the Novacor II and WorldHeart rotary VAD product candidates. Specifically:

•       the Novacor LVAS is currently commercially available as a bridge-to-transplant in the United States, Canada, Europe and Japan. In Europe, it is also commercially available for Destination Therapy and as a bridge-to-recovery. In the United States, it is under evaluation in a pivotal study, the RELIANT Trial, for Destination Therapy;

•       the Novacor II is a small, bearingless, next-generation, pulsatile VAD currently under development. A successful animal experiment was conducted in July 2005 with additional studies planned for 2006 and 2007; and

•       the WorldHeart rotary VAD is a small, next-generation, magnetically levitated, centrifugal, rotary, non-pulsatile VAD, which is now at an advanced stage of development. An initial human feasibility clinical trial began in March 2006 in  Europe.

The Novacor LVAS

The Novacor LVAS is our commercially available, implantable, pulsatile VAD, which has been in clinical use for more than 20 years and has been implanted in more than 1,600 patients worldwide. The Novacor LVAS is an electromagnetically-driven pump, about the size of a human heart, that provides circulatory support for patients with life-threatening heart failure by taking over part or all of the workload of the left ventricle of the heart. It is implanted within the abdominal wall and mimics the natural heart by creating a pulsing flow of blood. The natural heart continues to deliver what it can, and may recover partially while assisted by the Novacor LVAS. The Novacor LVAS is self-regulating, responding instantaneously to the recipient’s changing heartbeat and circulatory demands.

The Novacor LVAS is currently approved for a bridge-to-transplant in Europe, the United States and Canada. In Europe, it is also available with an unrestricted indication for Destination Therapy. In Japan, the Novacor LVAS is the only approved implantable VAD for use by cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except for a heart transplant.

WorldHeart commenced an equivalency clinical trial in the second quarter of 2004 in the United States, called the RELIANT Trial, in which patients are randomized to receive either the Novacor LVAS or the Thoratec HeartMate® XVE. It is expected that data from this clinical trial will support a PMA Supplement, which will be submitted to the FDA, for the long-term use of the Novacor LVAS by non-transplant eligible patients, also referred to as Destination Therapy. Implants under this trial are eligible for reimbursement by the CMS and certain private insurers. We believe that approval of the Novacor LVAS for Destination Therapy use in the United States would increase the market for the Novacor LVAS substantially.

Sales of the Novacor LVAS contribute to overhead and other indirect costs of producing the Novacor LVAS product. To date, however, at current volumes the Novacor sales have contributed only modestly to gross margins. We expect to continue to increase gross margin through increased sales and reduction of manufacturing costs, however, to the extent that we are unable to do so, our financial condition could be adversely affected and the Novacor operations would continue to consume cash resources.

Next-Generation VAD Platform

Pulsatile VAD

Our next-generation pulsatile VAD, Novacor II, is currently under development and is expected to result in an  implantable, pulsatile VAD designed specifically for Destination Therapy patients. Novacor II is being developed to be approximately 50% of the size of the Novacor LVAS, with no mechanical bearings. For the fully implantable configuration, its dual chamber design eliminates the need for volume compensation and the need for external venting, and incorporates remote power and monitoring (i.e. across-the-skin power and data transfer) and an implanted controller/battery. These features are expected to provide recipients with an enhanced quality of life by allowing freedom of movement and minimal limitations to their regular activities. It is magnetically-driven, allowing for simple operation with no wearing elements or precision components. Initially, the Novacor II will be available with a percutaneous lead to provide clinicians and patients with the simplest possible implant configuration. A first animal implant of the Novacor II took place in July 2005 with further pre-clinical and animal testing planned for 2006, and we intend to begin human feasibility testing in 2007. If clinical testing is successfully completed and regulatory approvals are obtained, we would expect commercial approvals by approximately 2008 in Europe and in the United States by approximately 2009 or 2010.

WorldHeart Rotary VAD

Through the acquisition of MedQuest in July of 2005, we obtained the WorldHeart rotary VAD, an advanced, next-generation, rotary blood pump intended for Destination Therapy. Unlike the initial generation of rotary pumps with blood-lubricated bearings, the WorldHeart rotary VAD is a compact, bearingless, magnetically-levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates wear mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient’s blood for suspension. The WorldHeart rotary VAD’s levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of optimal simplicity.

The WorldHeart rotary VAD is now at an advanced stage of development and has begun an initial human feasibility clinical trial in Europe in early March 2006. We expect to complete feasibility testing in 2006 and begin more advanced clinical trials in 2007. If clinical testing is successfully completed and regulatory approvals are obtained, we would expect commercial approvals by approximately 2007 or 2008 in Europe and in the United States by approximately 2009 or 2010.

Research and Development Expenditures

WorldHeart’s research and development expenditures were $7,388,385, $5,838,754 and $9,604,080 in 2005, 2004, and 2003, respectively. Research and development spending is expected to increase in 2006 with the addition of our Salt Lake City operations and the WorldHeart rotary VAD development program.

Third-party Reimbursement for VADs

The United States currently provides for public reimbursement of VADs used as a bridge-to-transplant. In addition, certain private insurance carriers in the United States provide reimbursement for VAD use. In October 2003, a National Coverage Decision by the CMS in the United States extended reimbursement to VADs approved by the FDA for Destination Therapy. In October 2004, CMS implemented a previously announced increase in reimbursements for centers implanting VADs resulting in average domestic reimbursement rates of $130,000 to $140,000. In October 2005, CMS updated Healthcare Common Procedural Coding System (HCPCS) codes to include coverage of VADs.

Several countries in Europe provide reimbursement for VADs. Reimbursements, however, vary between countries. Also, effective April 1, 2004, reimbursement in Japan for implantable VADs was approved.

Application of VADs in Patient Care

Current Treatment Methods for End-Stage Heart Failure

Research is on-going for an effective treatment for end-stage heart failure. While providing some benefit,  therapies such as medication and transplantation have significant limitations, and alternative emerging technologies, such as xenografts (animal organs or tissue transplanted into humans, with rejection being an even greater challenge), cardiomyoplasty (the use of another muscle wrapped around the heart and electrically stimulated to augment heart function), genetic tissue engineering, multiple site pacing (pacing wires placed on two to three separate ventricular sites), passive constraint devices and implantable artificial hearts (total artificial hearts and ventricular assist devices, pulsatile and non-pulsatile), are being investigated. The following are treatment methods currently being employed for advanced heart failure:

•       Medication.   Pharmaceutical drugs are the first line of defense against heart failure; however, in spite of many advances, drug therapies continue to be able to provide only limited benefit particularly in advanced heart failure patients. Drug therapies usually do not treat the underlying disorder and, thus, can only slow the disease’s progression. Moreover, a significant number of heart failure patients may be resistant to treatment with drug therapies and often such therapies have adverse side-effects.

•       Heart Transplantation.   Heart transplantation is currently the intervention of choice for some patients with end-stage heart failure. According to data from the American Heart Association (AHA), patients receiving heart transplants have a 71% five-year survival rate. However, the availability of donor organs as well as other major limitations, described below, has limited the number of transplants worldwide to about 4,000 per year. In the United States, the number of heart transplants has averaged just over 2,000 annually over the last several years, according to the AHA, despite the fact that the AHA estimates that each year at least 40,000 Americans under age 65 would benefit from heart transplants. Limited availability of and waiting times for suitable donor hearts, as well as, high costs have limited the utility of heart transplantation.

•       Artificial Heart Technology.   Both VADs and total artificial hearts (each a form of mechanical circulatory support) have been shown to be viable treatments for end-stage heart failure. These devices have saved thousands of lives during temporary use as a bridge-to-transplant and have selectively been used for bridge-to-recovery or as an alternative to transplantation. Adoption rates for long-term use are continuing to increase, although at a slower rate than anticipated.

Advantages of VADs

VADs that are either externally placed or abdominally implanted have been demonstrated as being effective in supporting blood circulation in patients with a failing heart. To date, more than 10,000 patients have been supported by pulsatile VADs.

The following advantages over other treatments generally apply to VADs that are currently approved and in use, including the Novacor LVAS. Although certain advantages may not apply in every situation or for all patients, we expect that these potential advantages will also apply to our Novacor II and the WorldHeart rotary VAD:

•       Unlimited Supply.   As a manufactured device, VADs are available as and when needed, including on an emergency basis, to treat advanced heart failure patients.

•       Reduced Hospitalization.   Unlike transplant patients, VAD patients go to surgery without a protracted wait for a donor organ, and in the case of implantable VADs, patients are generally able to leave the hospital after a relatively shorter recovery period, thus potentially reducing health care costs.

•       Improved Patient Health.   After VAD implantation, blood circulation is improved throughout the body and most patients experience improved levels of health as shown in a number of clinical studies, including those for the Novacor LVAS.

•       Reduction in Medication Use.   Unlike transplants, VADs typically do not cause rejection responses and, as a result, VAD patients typically do not need the administration of immuno-suppressive medication. Patients are accordingly not subject to the risks and costs associated with long-term administration of these medications.

•       Natural Heart Recovery.   Unlike total artificial heart systems, VADs leave the natural heart intact and assist it when it is unable to provide sufficient cardiac function to maintain blood circulation. Several patients have been weaned from the Novacor LVAS in Europe and the first domestic patient was weaned from the Novacor LVAS in August 2005 at the Yale-New Haven Hospital in Connecticut after regaining sufficient natural heart functionality.

Marketing, Manufacturing and Distribution Strategy

Since the acquisition of the Novacor division of Edwards in 2000, WorldHeart has had access to most key medical centers involved in cardiac transplantation in North America, Europe and Japan. We currently sell directly within the United States through a dedicated sales force. Before 2004, the Novacor LVAS was represented by Edwards outside the United States. In January 2004, we assumed full sales and support responsibility for the Novacor LVAS primarily in Europe but excluding Japan. WorldHeart continues to distribute its products through Edwards in Japan and through other distributors in selected markets. Approximately 77% of WorldHeart’s 2005 revenue came from the United States.

The United States and European-based operations of our Novacor business have experienced clinical and technical personnel who actually support key medical centers, as well as their leading clinicians and medical staff.

WorldHeart manufactures, distributes and services its commercial and clinical-stage products at its Oakland, California facility. Manufacturing is highly specialized, requiring qualified personnel and a facility that is compliant with the provisions of the United States Quality System Regulations and ISO Standards that pertain to the manufacture, inspection, and distribution of medical devices.

Intellectual Property

We have been granted 11 active United States patents for the Novacor LVAS and its associated subsystems. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Japan.

To date, we have been granted one United States patent and a second patent application is pending for the Novacor II, and corresponding applications are also pending in Europe, Japan and Canada. The Transcutaneous Energy Transfer technology licensed to WorldHeart from the Ottawa Heart Institute intended to be incorporated in Novacor II has been patented in the United States, Canada and the United Kingdom.

As part of the MedQuest acquisition, WorldHeart now holds various patents and licenses to patents related to the WorldHeart rotary VAD and other potential future products. These licenses are through university research foundations and other organizations. WorldHeart has ownership and/or exclusive licenses to 11 patents related to the MedQuest implantable blood pump technology. In addition, two patents are non-exclusively licensed related to control of rotary blood pumps. Additional patents are pending.

We have a number of trademarks, and we have federally registered several, including the WORLDHEART logo mark and the NOVACOR mark. As part of the MedQuest acquisition, we also now own a number of additional marks, most of which are also federally registered, including the MEDQUEST mark, the HEARTQUEST mark and the AUTOME mark. Pending applications for registration of other marks include the MAGLEV mark.

We generally enter into confidentiality and invention agreements with our employees and consultants, and control access to and distribution of information related to our technology and products, documentation and other proprietary information.

License Agreements

Licenses related to the WorldHeart rotary VAD include an exclusive license with the University of Utah on four issued patents and on which WorldHeart has no future obligations. The University of Virginia agreement is an exclusive royalty-based license on four patents. The agreement with Magnetic Moments, Inc. (d.b.a. LaunchPoint Technologies) is an exclusive royalty-based license on four issued and pending patents.

In addition to the WorldHeart rotary VAD product, we hold a fully paid and royalty-based license from the University of Pittsburgh on patents related to a right ventricular assist device (RVAD), and a pediatric ventricular assist device (PVAD). There is also a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the WorldHeart rotary VAD.

Competition

Overview

In addition to competing with other less-invasive therapies for heart failure, the Novacor LVAS and our next-generation VADs will compete with existing VADs and VADs under development, sold by a number of existing and emerging companies. Competition from medical device companies and medical device subsidiaries of healthcare companies is intense and may increase. Many of our competitors may have substantially greater financial, technical, manufacturing, distribution and marketing resources.

At present, only two companies in North America have developed implantable, electric VADs approved for commercial sale in the United States:  WorldHeart and Thoratec. Thoratec has two pulsatile left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pneumatically driven (Heartmate IP LVAS), and the other is electrically driven (HeartMate XVE). The HeartMate XVE and the Novacor LVAS have been approved for commercial sale for bridge-to-transplant indications in the United States and without restriction for use for heart-failure patients in Europe. The HeartMate XVE has maintained a dominant market share having also received regulatory approval for Destination Therapy in the United States in April 2003.

WorldHeart commenced the RELIANT Trial in 2004, in which study subjects are being randomized to be implanted with either the Novacor LVAS (Study Arm) or to the HeartMate XVE (Control Arm). It is expected that data from this trial, if successfully completed, will support a PMA Supplement which will be submitted to the FDA for the use of the Novacor LVAS for Destination Therapy.

Thoratec, and other companies such as Abiomed, Inc. (Abiomed) have VADs that are designed for temporary use but are not typically implanted in the body. Their pumps are external and are attached to the natural heart via connecting tubes running through the recipient’s skin and tissue. Abiomed’s VAD is approved by the FDA for in-hospital use only. In 2001, Thoratec received approval from the FDA for a portable console driver for its VAD that can enable recipients to leave the hospital.

In Europe and certain other countries outside North America, Berlin Heart Institute and Medos Medizentechnik AG provide external VADs comparable to those manufactured and distributed by Thoratec.

Future Product Competition

Pulsatile versus Rotary Flow (Non-Pulsatile) VADs

Currently, most heart assist devices intended for use in end stage heart failure patients are pulsatile, mimicking the natural heart’s pumping action. Non-pulsatile, or continuous blood flow VADs, are under development and have been tested in animals and in human trials as a bridge-to-transplant or bridge-to-recovery. Continuous flow VADs are expected to be smaller, less complex and valveless, to have lower energy needs and to be potentially less costly. There is a lack of long-term clinical data on non-pulsatile pump reliability and on human physiological and haematological responses, including the determination of the human body’s requirement for a pulsatile blood flow for long-term health.

We believe that effective treatment of advanced heart failure will require both pulsatile and rotary pumps to treat the full spectrum of clinical needs of end and late-stage heart failure patients. We believe that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support (or, functional replacement); while rotary devices are better suited for late-stage patients, with some left ventricular contractility, who require only partial support (or, assist). We believe the only fully implantable, bearingless, pulsatile VAD under development is our next-generation VAD, Novacor II.

Rotary Flow VADs

There is a large number of non-pulsatile, or rotary flow, VADs in varying stages of development. One such device, which has been undergoing United States clinical trials (as a bridge-to-transplant and for Destination Therapy) and which is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. This device provides continuous left ventricular assist via a small rotary pump that is implanted in the abdomen and is powered via wires that perforate the skin, connected to an external controller and rechargeable battery pack. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, Inc., is a similar device at a comparable state of development. The Incor rotary pump from Berlin Heart is also approved for use in Europe.

We believe that the WorldHeart rotary VAD under development is a unique, technologically advanced, next generation, rotary pump. This bearingless, centrifugal, magnetically-levitated rotor results in a pump with no moving parts subject to wear, in a small device expected to provide multi-year support over a wide range of flows.

Combining the WorldHeart rotary VAD with our clinical and commercialization infrastructure and our current and next-generation, long-term use, pulsatile Novacor systems will be critical in expanding our activities in the Destination Therapy market. WorldHeart is currently the only company that has small, silent, next-generation pulsatile and rotary systems under development, as well as a current-generation, pulsatile device in the market today.

Government Regulations

Overview

Most countries, including the United States, Canada and countries that comprise the European Community (EC), require regulatory approval prior to the commercial distribution of medical devices. In particular, active implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, in the EC and in other countries. The approval process for our Novacor II and WorldHeart’s rotary VAD will be expensive and time consuming.

United States Regulation

In the United States, the FDA regulates the manufacture, distribution, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the FDC Act. The Novacor LVAS, Novacor II and WorldHeart’s rotary VAD devices are regulated as Class III medical devices. Human clinical trials are conducted pursuant to an Investigational Design Exemption (IDE) in the United States, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the medical device.

Before commercial distribution of our devices is permitted in the United States, an application for Premarket Approval must be approved by the FDA.

In addition, any medical device distributed in the United States is subject to continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with the Quality System Regulation. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Failure to comply with these requirements could result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval.

Canadian Regulation

The sale and advertising of medical devices in Canada are governed by the Food and Drugs Act (Canada) through the Medical Devices Regulations, administered by the Medical Devices Bureau of Health Canada (MDB). The current Medical Devices Regulations are undergoing revisions that may align the Canadian regulatory process with those of Canada’s international trading partners. We believe that international harmonization of the regulatory process will be more likely to accelerate, rather than slow, the approval process as it relates to WorldHeart’s next-generation VAD, Novacor II, and the WorldHeart rotary VAD.

Our Novacor II and the WorldHeart rotary VADs are expected to be classified as Class IV medical devices under the Medical Devices Regulations, requiring WorldHeart to apply for authorization from the MDB to conduct investigational testing on human subjects in Canada. At the conclusion of the human clinical trials, we plan to apply for a medical device license that will allow for general marketing of the device.

Regulatory Requirements in Other Countries

It is also our intention to market the Novacor II and the WorldHeart rotary VADs in the EC and other countries. We will be required to meet the applicable medical devices standards in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

We intend to apply for “CE” marking, an international symbol of quality and compliance, for the Novacor II and the WorldHeart rotary VADs. The International Standards Organization (ISO) is a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries, including the United States and Canada. ISO standards are integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO. ISO certification is widely regarded as essential to enter Western European markets. All companies are required to obtain ISO certification and the “CE” mark, in order to market medical devices in Europe. ISO 13485:2003 certification is the most current and most stringent standard in the ISO series and covers design, production, installation and servicing of products. WorldHeart received ISO 13485:2003 certification in September 2005. WorldHeart received the “CE” mark for the Novacor LVAS in 1993.

Other Regulatory Requirements

We are also subject to various Canadian and United States federal, provincial, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with WorldHeart’s research, development and production work. The manufacture of biomaterials is also subject to compliance with various federal environmental regulations and those of various provincial, state and local agencies. Although we believe that we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant cost to comply with environmental and health and safety regulations in the future.

Our Employees

At March 15, 2006, we had 117 full time employees. Of these employees, 85 are located in Oakland, California, 25 in Salt Lake City, Utah, 5 in Heesch, Netherlands and 2 in Canada. Approximately 64% of our employees are involved with research, development, manufacturing, quality, clinical affairs and regulatory, 17% are in sales and clinical support, and 19% are in finance and administration.

We currently maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. We believe that the success of our business will depend, to a significant extent, on our ability to attract and retain such personnel. We have access to skilled labor resources in Oakland and Salt Lake City where there are well-developed technology industries. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages.

RISK FACTORS

You should carefully consider the following risk factors in evaluating WorldHeart. Additional risks and uncertainties not presently known to us or that we currently consider not material may also impair our business, financial condition and results of operations. If any of the events described below actually occurs, our business, financial condition and results of operations could be materially adversely affected.

Risk Factors Relating to our Business

We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

Since its inception in 1996, WorldHeart has incurred cumulative losses of approximately $252 million a significant portion of which relates to the costs of internally developed and acquired technologies. Research and development expenses have been reduced in the past two years but are expected to increase in relation to the completion and regulatory approval of products currently under development.

MedQuest, acquired by WorldHeart in 2005, has also generated losses from operations and did not have a commercially available revenue-generating product. We are committed to making significant additional expenditures for development of the Novacor II and WorldHeart rotary VAD in 2006 and subsequent fiscal years, which will likely result in additional losses from these activities in future periods. These expenditures include costs associated with performing pre-clinical and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

We will require significant capital investment to bring future products and product enhancements to market, and if adequate funding is not available, our financial condition will be adversely affected and we may have to curtail or eliminate our development programs and significantly reduce our expenses.

Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Novacor II and WorldHeart rotary VAD technologies, require a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, we may be required to reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants. The inability to obtain additional financing when needed will have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain regulatory approvals, which will prevent us from selling our products and generating revenue.

Most countries, including the United States, Canada and countries in Europe, require regulatory approval prior to the commercial distribution of medical devices. In particular, implanted medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada (e.g., Health Canada), and in European and other countries. The approval process is expensive and time consuming. Non-compliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, government refusal to grant marketing approval for devices, withdrawal of marketing approvals and criminal prosecution. The inability to obtain the appropriate regulatory approvals for our products in the United States, Canada and the rest of the world will prevent us from selling our products which would have a material adverse effect on our business, financial condition and results of operations.

In the United States, WorldHeart commenced its RELIANT Trial in the second quarter of 2004. It is expected that data from this trial will support a PMA Supplement, which will be submitted to the FDA for the use of the Novacor LVAS for Destination Therapy. Although we are pursuing opportunities to change the trial inclusion criteria and to reduce the number of patients required for approvability, there can be no assurances based on current, slower than anticipated, enrolment in the RELIANT Trial that we will complete the trial on a timely basis. In addition, there can be no assurance that even if the trial is completed that the FDA will act quickly or favorably in the review of this application to market.

The Novacor II’s first animal implant occurred in July 2005, and we intend to progress pre-clinical testing in animals in 2006. The WorldHeart rotary VAD began an initial human feasibility clinical trial in March 2006 in Europe.

There can be no assurance that the FDA, Health Canada or any other regulatory authority will act favorably or quickly in its review of our applications, if and when made, and we may face significant difficulties and costs obtaining such approvals that could delay or preclude us from selling our next-generation products in the United States, Europe, Canada and elsewhere. Failure to receive, or delays in receiving, such approvals, including the need for extended clinical trials or additional data as a prerequisite to approval, limitations on the intended use of our next-generation products, the restriction, suspension or revocation of any approvals obtained or any failure to comply with approvals obtained could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of products.

To date, all of our revenues have resulted from sales of the Novacor LVAS and related technologies. Our future financial performance depends on the successful sales and marketing of the Novacor LVAS and the development, regulatory approval, introduction, customer acceptance and successful sales and marketing of Novacor II and the WorldHeart rotary VAD  We currently have no clinical data relating to our products under development. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the successful commercialization of the Novacor II and of the WorldHeart rotary VAD. Any significant delays in, or premature termination of, clinical trials of our products under development could have a material adverse effect on our business, financial condition and results of operations.

Market acceptance of our technologies and products is uncertain and our selling and distribution capability is limited.

The Novacor LVAS and our next-generation Novacor II and WorldHeart rotary VAD represent ventricular assist technologies that must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although WorldHeart believes that the Destination Therapy market opportunity for VADs is significant, adoption rates have continued to be slower than anticipated.

We have a limited number of sales and technical support personnel compared with other medical device companies in our industry segment, which may put us at a competitive disadvantage in the marketplace. Our limited staffing may result in longer lead times to train new hospital personnel before they are capable of using our device. Failure of our products to achieve significant market acceptance due to competitive therapies or limited selling and distribution could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition and technological obsolescence of our products.

In addition to competing with other less-invasive therapies for heart failure, including medications and pacing technology, our products will compete with ventricular assist technology being developed and sold by a number of other companies. Competition from medical device companies and medical device subsidiaries of healthcare and pharmaceutical companies is intense and expected to increase.

Some of our competitors have financial, technical, manufacturing, distribution and marketing resources substantially greater than ours. Third parties may succeed in developing or marketing technologies and products which are more effective and more timely than those developed or marketed by us which could render our technology and products non-competitive or obsolete, or we may not be able to keep pace with technological developments or our competitors’ time frames, all of which could have a material adverse effect on our business, financial condition and results of operations.

There are limitations on third-party reimbursement for the cost of implanting our devices.

Individual patients will seldom be able to pay directly for the costs of implanting our devices. Successful commercialization of our products will depend in large part upon the availability of adequate reimbursement for the treatment and medical costs from third-party payers, including governmental and private health insurers and managed care organizations. Consequently, we expect that our products will typically be purchased by healthcare providers, clinics, hospitals and other users who will bill various third-party payers, such as government programs and private insurance plans, for the healthcare services provided to their patients.

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

There can be no assurance with respect to any markets in which we seek to distribute our products that third-party coverage and reimbursement will be adequate, that current levels of reimbursement will not be decreased in the future or that future legislation, regulation or reimbursement policies of third-party payers will not otherwise adversely affect the demand for our products or our ability to sell our products on a profitable basis, particularly if the installed cost of our systems and devices should be more expensive than competing products or procedures. The unavailability of third-party payer coverage or the inadequacy of reimbursement would have a material adverse effect on our business, financial condition and results of operations.

If we cannot protect our intellectual property, our business could be adversely affected.

Our intellectual property rights, including those recently acquired from MedQuest, are and will continue to be a critical component of our success. The loss of critical licenses, patents or trade secret protection for technologies or know-how relating to our current product and our products in development could adversely affect our business prospects. Our business will also depend in part on our ability to defend our existing and future intellectual property rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage and could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under United States intellectual property law, and may not adequately protect our proprietary information.

Our competitors may independently develop proprietary non-infringing technologies and processes that are substantially similar to ours, or design around our patents. In addition, others could develop technologies or obtain patents, which would render our patents and patent rights obsolete. Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on our business. We could encounter legal and financial difficulties in enforcing our licenses and patent rights against alleged infringers. The medical device industry and cardiovascular device market, in particular, is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense and significant diversion for WorldHeart’s technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities or require us to seek additional licenses from third parties, pay damages and/or royalties that may be substantial or force us to redesign the related product. These alternatives may be uneconomical or impossible. Furthermore, we cannot assure you that if additional licenses are necessary that they would be available on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to product liability claims.

Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of the Novacor LVAS, and if and when regulatory approvals are received, the Novacor II and the WorldHeart rotary VAD, by device recipients in whom the devices are implanted or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by WorldHeart. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition. Claims against WorldHeart, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician endorsement of our products, to expand our business or obtain insurance in the future which could have a material adverse effect on our business and results of operations.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party manufacturers, and risks related to dependence on sole suppliers.

The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. Achieving continued cost reductions will depend upon our ability to reduce material costs and reduce the time required to complete certain manufacturing processes. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party manufacturers, unanticipated technological problems and delays. WorldHeart, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material adverse effect on our business, financial condition and results of operations.

We are currently dependent on single-source third-party manufacturers for several of the components used in the Novacor LVAS. We do not have agreements with many of such single-source manufacturers and purchase these components pursuant to purchase orders placed from time to time in the ordinary course of business. We are substantially dependent on the ability of these manufacturers to provide adequate inventories of these components on a timely basis and on favorable terms. These manufacturers also produce components for certain of our competitors, as well as other large customers, and there can be no assurance that such manufacturers will have sufficient production capacity to satisfy our inventory or scheduling requirements during any period of sustained demand, or that we will not be subject to the risk of price fluctuations and periodic delays. Although we believe that our relationships with our manufacturers are satisfactory and that alternative sources for the components we currently purchase from single-source suppliers are currently available, the loss of the services of such manufacturers or substantial price increases imposed by such manufacturers, in the absence of readily available alternative sources of supply, would have a material adverse effect on us. Failure or delay by such manufacturers in supplying components to us on favorable terms could also adversely affect our operating margins and our ability to develop and deliver our products on a timely and competitive basis which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel.

As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals. Currently, WorldHeart does not have key man insurance for the Chief Executive Officer of WorldHeart or any other executive officers.

In the past, MedQuest depended heavily on the contributions of several principal members of its technical, regulatory and clinical, operating management and staff. Although most of the key MedQuest employees became employees of WorldHeart upon completion of the MedQuest Acquisition, there is no assurance that we will be able to retain these individuals.

The price of our shares is highly volatile.

As a small capitalization medical device company, the price of our common shares has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, introduction of new products, delays in the introduction of new products or changes in product pricing policies by us or our competitors, acquisition or loss of significant customers, partners, distributors and suppliers, changes in earnings estimates or our ratings by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of our common shares to fluctuate substantially. There can be no assurance that the market price of our common shares will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Currently WorldHeart’s common shares are quoted on the Nasdaq Global Market and listed on the Toronto Stock Exchange. We must satisfy certain minimum listing maintenance requirements to maintain the Nasdaq quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number or market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share.

On November 29, 2005, we received notification from Nasdaq stating that, because our stock price had traded below $1.00 per share for 30 consecutive trading days, we would be subject to delisting if our closing stock does not trade above $1.00 per share for, at least, 10 consecutive trading days before May 30, 2006. If compliance with the minimum trading price requirement cannot be demonstrated by May 30, 2006 and, except for the bid price requirement, we meet the Nasdaq Capital Market initial listing criteria, then we could request a transfer to the Nasdaq Capital Market which will provide us with an additional 180 calendar day compliance period in which to demonstrate compliance with the minimum bid price requirement. If we do not regain compliance or are not eligible for the additional compliance period, then our common shares will be delisted. Delisting from Nasdaq will result in our common shares trading on the

Over-the-Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place. This could make trading more difficult for our investors, leading to lower trading volumes and declines in share price, which would also make it more difficult and expensive for us to raise additional capital.

The sales of common shares by our shareholders could depress the price of our common shares.

If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. All of the common shares of WorldHeart issued to MedQuest pursuant to the MedQuest Acquisition and to Maverick pursuant to the private placement have been  registered pursuant to a re-sale registration statement, and MedQuest recently effected a partial distribution of our shares to its former shareholders who are now free to sell the shares in the market. Sales by these shareholders and by the former holders of our convertible debentures and warrants who received the common shares in connection with the conversion and exercise of the respective debentures and warrants in July 2005 could have an adverse impact on the trading price of our common shares.

Industry consolidation may affect our ability to compete successfully.

Companies in similar businesses are entering into business combinations with one another which may create more powerful or aggressive competitors. There is a risk that we will not be able to compete successfully as future markets evolve and that we may have to pursue additional acquisitions or other business combinations. Increased competitive pressure could lead to lower sales and prices of our products, and this could harm our business, results of operations and financial condition.

The integration of the WorldHeart and MedQuest operations could be costly in the future and we may fail to continue to  successfully effect the integration.

Our ability to realize some of the additional anticipated benefits of the MedQuest Acquisition will depend in part on our ability to continue to integrate MedQuest’s operations into our current operations. The integration process has and will continue to require significant efforts from management. The WorldHeart rotary VAD development continues to be conducted from the facilities at our Salt Lake City operations, with significant technical manufacturing and administrative support from Oakland personnel. If we are unable to continue to successfully integrate the operations of MedQuest or if the costs of integration are higher than expected, our business, operating results and financial condition may be negatively impacted.

The concentration of our capital stock ownership following the completion of the MedQuest Acquisition and the private placement to Maverick may limit your ability to influence corporate matters.

As of December 31, 2005, Maverick, directly and indirectly, controls over 30% of our issued common shares. Maverick is a limited liability company controlled by Kevin Compton. As such, Maverick may exercise significant influence over all matters requiring shareholder approval, including elections of directors and significant corporate transactions, such as a merger or other sale of our company or its assets for the foreseeable future. This concentrated control may limit your ability to influence corporate matters, and, as a result, we may take actions that our shareholders do not view as beneficial.

Item 2.                        Description of Property.

Our Facilities

Our headquarters office is located in Oakland, California. As part of the consolidation of our operations, which commenced in August 2004, we have moved our head office to Oakland, California from Ottawa, Ontario. Our facilities in Oakland include two buildings and approximately 40,000 square feet of manufacturing and office space. This space was obtained as part of the Novacor acquisition and continues to be the sole manufacturing facility for the Novacor LVAS. The Oakland lease expires on April 30, 2007. Our facility in Salt Lake City, Utah is comprised of 24,044 square feet of research and office space with a lease that expires on January 31, 2008. Our office in Heesch, Netherlands consists of approximately 2,500 square feet under a lease expiring December 31, 2007. Our registered office is in Ottawa, Ontario.

We are not aware of any environmental issues that may affect the use of our properties. We currently have no investments in real estate, real estate mortgages or real estate securities, and do not anticipate making any such investments. However, our policy with respect to investments in real estate assets may change in the future without a vote of shareholders.

Item 3.                        Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common shares are quoted on the Nasdaq Global Market under the symbol WHRT and are listed on the Toronto Stock Exchange (TSX) under the symbol WHT. Our common shares began trading on the Nasdaq commencing in August 1998 but were delisted on October 15, 2002 and were quoted on the Nasdaq OTC Bulletin Board from October 15, 2002 until March 17, 2004. Our common shares were readmitted to trading on Nasdaq on March 18, 2004. On December 1, 2003, WorldHeart amended its articles to effect a one common share for seven common shares consolidation and began trading on a post-consolidated basis on December 4, 2003.

The following table sets forth the high and low bid prices for our common shares as reported on the Nasdaq for the periods indicated below:

	Common Shares
2004	High	Low
First Quarter	$9.00	$7.68
Second Quarter	$8.50	$3.70
Third Quarter	$5.10	$1.05
Fourth Quarter	$2.68	$0.97

	Common Shares
2005	High	Low
First Quarter	$2.62	$1.12
Second Quarter	$1.60	$0.90
Third Quarter	$1.50	$0.98
Fourth Quarter	$1.09	$0.44

	Common Shares
2006	High	Low
January	$0.60	$0.51
February	$0.78	$0.52
March 15, 2006	$1.09	$0.99

The following table sets forth the high and low sales prices in Canadian dollars for our common shares as reported on the TSX for the periods indicated:

Common Shares
2004	High	Low
First Quarter	Cdn $11.40	Cdn $8.40
Second Quarter	Cdn $10.85	Cdn $5.06
Third Quarter	Cdn $6.48	Cdn $1.33
Fourth Quarter	Cdn $3.20	Cdn $1.16

Common Shares
2005	High	Low
First Quarter	Cdn $2.36	Cdn $1.33
Second Quarter	Cdn $1.99	Cdn $1.18
Third Quarter	Cdn $1.78	Cdn $1.15
Fourth Quarter	Cdn $1.30	Cdn $0.51

Common Shares
2006	High	Low
January	Cdn $0.73	Cdn $0.56
February	Cdn $0.90	Cdn $0.58
March 15, 2006	Cdn $1.25	Cdn $1.11

As of March 15, 2006, the approximate number of holders of record of our common shares was 250 and the approximate number of beneficial holders of our common shares was 9,500.

CERTAIN INCOME TAX CONSIDERATIONS

Canadian Federal Income Tax Considerations

This summary is applicable to a holder or prospective purchaser of common shares who is not (and is not deemed to be) resident in Canada, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.

This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and WorldHeart’s understanding of the published administrative and assessing practices and policies of the Canada Revenue Agency. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. Accordingly, prospective purchasers and holders of the common shares should consult their own tax advisers with respect to their individual circumstances.

Dividends on Common Shares

Canadian withholding tax at a rate of 25.0% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid or credited to a holder of common shares. Under the Canada-U.S. income tax treaty, the withholding tax rate is generally reduced to 15.0% for a holder entitled to the benefits of the treaty (or 5.0% if the holder is a corporation that owns at least 10.0% of the common shares).

Capital Gains and Losses

Subject to the provisions of a relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are taxable Canadian property (as defined in the Income Tax Act (Canada)), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident. Common shares will not be taxable Canadian property to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a prescribed stock exchange (which currently includes the TSX) unless such holder, persons with whom such holder did not deal at arms length or such holder together with all such persons, owned 25.0% or more of the issued shares of any class or series of shares of WorldHeart at any time within the 60 month period immediately preceding such time.

Under the Canada-U.S. income tax treaty, a holder entitled to the benefits of the treaty and to whom the common shares are taxable Canadian property will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

EQUITY COMPENSATION PLAN INFORMATION

The discussion under the above heading in our definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy.

In December 2005, WorldHeart repurchased for $2,000 a total of 720,870 warrants from one of its warrant holders.

As of December 31, 2005, WorldHeart has not engaged in any share repurchases and does not have any publicly announced repurchase programs.

Item 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the years ended December 31, 2005, 2004 and 2003. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation:  numerous uncertainties and time delays inherent in the development of products for use in the human body; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; slower than anticipated growth in the Destination Therapy market and our ability to raise significant additional funding, as well as other risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

WorldHeart is a global technology leader in mechanical circulatory support systems currently developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that it has the broadest next generation product platform under development for long-term circulatory support and that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. The Corporation believes that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support or functional replacement. Alternatively, rotary devices are best suited to late-stage patients, with some contractility, who require only partial support or an assist. The Corporation has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands. During the second quarter 2005, we consolidated our Ottawa operations into the Oakland facility. WorldHeart currently derives substantially all of its revenue from its Novacor LVAS and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in certain other countries.

The Novacor LVAS is commercially approved as a bridge to transplantation device in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, a bridge-to-transplantation, and to support patients who may be able to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

WorldHeart is conducting a long-term use pivotal trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population). Data from the RELIANT Trial is expected to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible, or Destination Therapy, patients in the United States. At year end December 31, 2005, 20 medical centers and 24 patients were enrolled in the RELIANT Trial. As of March 15, 2006, 21 medical centers and 32 patients were enrolled in this trial.

WorldHeart is developing a next-generation small implantable pulsatile VAD (the Novacor II) and during the third quarter of 2005 acquired MedQuest’s technology and development programs associated with a magnetically levitated centrifugal rotary VAD (the WorldHeart rotary VAD). Development work on the Novacor II achieved an important milestone with a successful initial animal implant completed in July 2005 and further animal trials planned for 2006 to be followed by human trials. Pre-clinical testing of the WorldHeart rotary VAD is underway and an initial human feasibility clinical study began in early March 2006 in Europe.

Research and development by WorldHeart’s competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received the CE Mark in Europe and are advancing through clinical trials in the United States and Europe. It has not been determined whether these non-pulsatile devices will be suitable for long-term use.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, we believe that the Destination Therapy market will evolve more rapidly when devices are accepted as reliable and durable. A wider adoption of VADs for long term patient use will likely occur with the next-generation VADs and we believe that late-stage and end-stage heart failure will be best treated by a combination of rotary and pulsatile flow VADs.

MEDQUEST ACQUISITION

On January 31, 2005, WorldHeart announced a definitive agreement to concurrently: acquire all the assets of MedQuest for 9,300,000 common shares plus the assumption of $3,500,000 in debt; issue 8,888,889 common shares through a private placement to Maverick, for gross proceeds of $12,000,000; issue 10,655,000 common shares upon the exercise of 10,655,000 warrants for gross proceeds of $10,655,000 and convert 10,655,000 of WorldHeart’s outstanding convertible debentures.

Upon approval by shareholder vote on July 18, 2005, and unanimous tendering of the debentures and warrants, WorldHeart successfully completed, on July 29, 2005, the acquisition of all assets and assumption of certain liabilities of MedQuest, raised approximately $22.7 million in gross financing proceeds from the private placement with Maverick and the exercise of all the outstanding warrants and also converted all of its remaining convertible debentures. In addition, pursuant to the purchase agreement, WorldHeart repaid $3.5 million owed by MedQuest to Maverick upon closing of the MedQuest Acquisition. As a result, WorldHeart received net proceeds of approximately $8.5 million from the private placement.

The acquisition resulted in a one-time charge to earnings for the value of the acquired in-process research and development of approximately $18.1 million in the period ended September 30, 2005.

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,
	2005	2004
Net revenue	$11,645,954	$9,575,761
Net loss for the year	(52,833,775)	(26,141,798)
Net loss applicable to common shareholders	(58,694,025)	(26,141,798)
Basic and diluted loss per share	(1.76)	(1.70)
Total assets	26,821,693	42,258,430
Long-term liabilities	$—	$8,193,508

SUMMARY OF QUARTERLY RESULTS

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenue	$3,630,037	$2,149,751	$2,449,178	$3,416,988
Net loss for the period	(21,997,530)	(22,251,108)	(4,642,741)	(3,942,396)
Net loss applicable to common shareholders	(21,997,530)	(28,111,358)	(4,642,741)	(3,942,396)
Basic and diluted loss per share	$(0.40)	$(0.64)	$(0.27)	$(0.24)

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net revenue	$2,986,980	$2,250,050	$2,146,388	$2,192,343
Net loss for the period	(6,293,510)	(10,935,893)	(5,402,792)	(3,509,603)
Net loss applicable to common shareholders	(6,293,510)	(10,935,895)	(5,402,792)	(3,509,603)
Basic and diluted loss per share	$(0.41)	$(0.71)	$(0.35)	$(0.23)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

	Year Ended December 31,
	2005	2004
Revenue	$11,645,954	$9,575,761
Cost of goods sold	(8,478,855)	(7,680,384)
Gross margin	3,167,099	1,895,377
% of Revenue	27%	20%
Operating expenses
Selling, general and administrative	12,041,345	13,363,796
Research and development	7,388,385	5,838,754
Restructuring costs	333,030	1,787,129
Amortization of intangibles	338,507	515,012
Acquired in-process research and development	18,147,341	—
Goodwill impairment	17,179,643	—
Total operating expenses	55,428,252	21,504,691
Operating loss before the undernoted	(52,261,152)	(19,609,314)
Other income (expense)
Foreign exchange loss	(144,268)	(308,338)
Investment income	369,671	99,427
Loss on disposal of assets	(959)	(46,431)
Interest and financing expenses	(797,067)	(6,277,142)
Net loss for the year	(52,833,775)	(26,141,798)
Effect of warrant exchange	(5,860,250)	—
Net loss applicable to common shareholders	$(58,694,025)	$(26,141,798)

Revenue.   The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues. WorldHeart primarily sells its products directly, except for a few countries where we sell through distributors. Prior to January 1, 2004, WorldHeart sold its products directly in the United States and through our distributor, Edwards, outside the United States.

The composition of revenue is as follows:

	Year Ended December 31,
	2005		2004
	$	Units	$	Units
Implant kits	$7,600,064	118	$7,055,643	113
Peripherals and other	4,045,890		2,520,118
Revenue	$11,645,954		$9,575,761

Net revenue for the year ended December 31, 2005 increased by  $2.1 million representing an increase of 22% over the year ended December 31, 2004. Implant kit revenue in 2005 increased by  $544,000, representing a 8% increase compared with 2004. During 2005, the average price per kit was $64,400, compared with $62,400 during 2004 reflecting primarily a reduction in discounted sales in 2005.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2005, were  $4.0 million, which represents an increase of about 60% over peripherals and other revenue of  $2.5 million recorded in the year ended December 31, 2004.

Implant kits recognized as revenue in the year ended December 31, 2005 were 118 compared with 113 in the year ended December 31, 2004. WorldHeart recognized revenue on 87 implant kits in the United States in 2005 compared with 59 implant kits in 2004. In Europe, Canada and the rest-of-world, WorldHeart recognized revenue on 31 implant kits in 2005 compared with 54 in 2004.

At December 31, 2004, 17 implant kits had been shipped and invoiced, however, the revenue was deferred as the transactions did not meet our revenue recognition criteria. Revenue was recognized on 14 of these kits during 2005 and revenue from 8 additional kits was deferred resulting in 11 implant kits remaining in deferred revenue at December 31, 2005. These kits, plus some undelivered components of multiple element transactions, resulted in deferred revenue at year end 2005 of  $1.2 million. During the first quarter of 2006, we anticipate several implant kits previously shipped to one of our medical centers, and on which revenue recognition was deferred, will meet our revenue recognition criteria, resulting in a further reduction in our deferred revenue balance.

During 2004, WorldHeart announced that its RELIANT Trial had commenced. The RELIANT Trial is a randomized 40 center equivalency trial where patients will receive a Novacor LVAS or Thoratec’s HeartMate® XVE on a 2:1 ratio and where HeartMate is the control arm. At December 31, 2005, enrollment grew to 20 centers and 24 patient were enrolled in the RELIANT trial. At March 15, 2006, center and patient enrollment grew to 21 and 32, respectively.

In future periods, we expect implant kit and peripherals revenue to increase. We anticipate that the average revenue per implant kit will continue at current levels resulting from fewer discounted sale transactions. This assumes new centers become enabled with the required peripheral equipment and implant volume increases at our medical centers.

Cost of goods sold: For the year ended December 31, 2005, the cost of goods sold as a percent of revenue was  73%, compared with 80% at  December 31, 2004. We were able to improve margins in 2005 by continuing to implement cost improvement programs and improve our product sales mix to include higher margin peripheral products. We expect our cost per unit to remain at current levels, at least through 2006 or until we reach sustainable increased production volumes.

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

The composition of selling, general and administrative expenses is as follows:

	Year Ended December 31,
	2005	2004
Selling	$5,776,283	$5,994,238
General and administrative	6,265,062	7,369,558
Total	$12,041,345	$13,363,796

Selling, general and administrative expense for the year ended December 31, 2005 decreased by $1.3 million, or 10%, versus the same period in 2004. Selling expenses for the year ended December 31, 2005 decreased by $0.2 million, or 4%, compared with the same period in 2004. Selling expenses decreased due to lower promotional costs, as well as lower salaries and selling commissions.

General and administrative expenses decreased by $1.1 million, or 15%, for the year ended 2005 compared with 2004. These reductions are primarily due to cost savings associated with the consolidation of our North American Novacor operations, offset somewhat by $382,000 in non-cash compensation expense related to the vesting of stock options in December 2005. Administrative expenses are expected to decrease in the next several quarters resulting from previously implemented cost reduction programs offset somewhat by costs associated with the implementation of information systems upgrades and internal controls, as well as, administrative support of our product development programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the year ended December 31, 2005 increased by $1.5 million, or 27%, compared with the year ended December 31, 2004. The MedQuest Acquisition in July 2005 resulted in $2.1 million of additional research and development expenses in the second half of 2005. Other research and development costs decreased by $0.6 million, or 10%, during 2005, compared with the same period in 2004, reflecting the reduction in expenses due to the consolidation of the North American Novacor operations. This $600,000 decrease includes, $498,000 in non-cash compensation expense relating to the vesting of stock options in December 2005 and $147,000 in other research and development costs. Development work and related expenses on the next-generation Novacor II and WorldHeart rotary VAD are expected to increase in preparation for continuing animal and initial human clinical trials.

Restructuring costs: On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American Novacor operations into one location and reduced ongoing business expenses in 2004 and 2005 and will continue to benefit operational efficiency and effectiveness.

The restructuring was completed by the end of June 2005. For the year ended December 31, 2005, restructuring costs of $333,000 were recorded, compared with  $1.8 million for the year ended December 31, 2004.

The following were restructuring costs for 2005 and 2004:

	Employee Severance	Contract Settlement	Write down	Other	Total
Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities at December 31, 2004	$600,114	$57,653	$—	$13,885	$671,652
Costs accrued during 2005	122,352	192,012	(6,801)	25,467	333,030
Costs paid or settled in 2005	(722,466)	(249,665)	6,801	(39,352)	(1,004,682)
Balance in accrued liabilities at December 31, 2005	$—	$—	$—	$—	$—

Employee severance costs represent the amount employees earned. Contract settlement costs were recorded when notice was provided that the contract was being terminated and WorldHeart ceased using the rights conveyed under the contract. The capital assets were written down to their net realizable value when the decision was made to consolidate the North American operations and it was determined that the carrying value of the capital assets was impaired. Other restructuring costs were recognized when the services were actually received.

Acquired in-process research and development.   During the third quarter of 2005, we recorded a one-time, non-cash charge of $18.1 million to expense the in-process research and development acquired in the MedQuest Acquisition. We had estimated the value of the WorldHeart rotary VAD project using an income approach and applied risk-adjusted discount rates to the estimated future revenue and expenses attributable to this technology and the MagLev Plus at the time of the acquisition. We determined at the time of the acquisition that these projects had no alternative future use and therefore, as required under SFAS 142, we expensed the amounts immediately. There was no acquired in-process research and development expense recorded in 2004.

Amortization of intangibles.   Amortization of intangibles for the year ended December 31, 2005 was $338,000 compared with $515,000 for the same period in 2004. In the first two quarters of 2005, we recorded amortization of $255,000 related to the intangible assets purchased with the Novacor business. At the end of the second quarter of 2005, these assets had been fully amortized. In the second half of 2005, we recorded $83,000 in amortization expense which related entirely to the $766,000 value assigned to the workforce acquired in the MedQuest Acquisition. These intangibles are being amortized over a four year period.

Goodwill impairment.   The purchase of Novacor from Edwards in 2000 resulted in the recording of goodwill of $17.2 million. Since then, management has performed an annual impairment assessment on our goodwill in accordance with SFAS 142.  At December 31, 2005, we determined that the fair value of our goodwill was impaired and, accordingly, we recorded a goodwill impairment charge of $17.2 million in the fourth quarter of 2005. The impairment is largely a result of slower than anticipated adoption of the Novacor LVAS product.

Foreign exchange losses.   During the year ended December 31, 2005, a foreign exchange loss of approximately $144,000 was recorded compared with a loss of $308,000 for the year ended December 31, 2004. The decrease in foreign exchange loss in 2005 compared with the previous year relates to fluctuations in the relative value of the U.S. dollar compared with the Canadian dollar and the Euro, and reductions in certain Canadian dollar denominated assets throughout the first half of 2005. We anticipate that foreign exchange gains and losses will diminish in 2006 with the winding down of our Canadian operations in the first half of 2005.

Investment and other income.   Investment income results primarily from interest earned on cash equivalents and short-term investments. Investment and other income was $370,000 and $99,000 for 2005 and 2004, respectively. For 2005, investment income was $245,000 and other income, consisting of the write off of long term liabilities at two medical centers which, as determined during the period, were no longer payable, was $125,000. The increase in investment income in 2005 was due to higher average balances invested at higher average interest rates, compared with 2004.

Interest expense and financing costs: Interest expense and financing costs during the year ended December 31, 2005 were $797,000, compared with $6,277,000 during the year ended December 31, 2004. Interest expense and financing costs consisted primarily of non-cash interest and accretion related to the convertible debentures. During 2005 interest expenses related to the convertible debentures were $797,000. All outstanding debentures were converted in July 2005 resulting in a significant expense reduction for the remainder of 2005. During the year ended December 31, 2004, interest and financing costs were $6.3 million, consisting of a $5.8 million non-cash charge related to the beneficial conversion feature of the convertible debentures issued on September 15, 2004, plus the corresponding accrued interest related to these convertible debentures.

Effect of warrant exchange: We recorded a one-time charge of $5.9 million in the third quarter of 2005 resulting from a reduction in the exercise price of about 10.7 million warrants originally issued, with convertible debentures, in a private placement in September 2004 and subsequently exercised during July 2005. The exercise price of these warrants was reduced by $0.55 from $1.55 to $1.00.

Stock option acceleration: In December, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption by WorldHeart of SFAS 123(R). This program will result in a reduction of future pre-tax charges under SFAS 123(R) of $3.4 million, of which $2.0 million and $1.4 million would have been recognized in fiscal 2006 and 2007, respectively. The accelerated vesting of stock options in 2005 results in a proforma charge of $4.9 million, reflected in the footnote disclosure in the notes to the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

	Year Ended December 31,
	2004	2003
Revenue
Gross revenues	$9,575,761	$7,883,203
Less: returns	—	(1,107,396)
Net revenue	9,575,761	6,775,807
Cost of goods sold	(7,680,384)	(4,968,898)
Gross margin	1,895,377	1,806,909
% of Revenue	20%	27%
Operating Expenses
Selling, general and administrative	13,363,796	7,263,759
Research and development	5,838,754	9,604,080
Restructuring costs	1,787,129	3,356,487
Amortization of intangibles	515,012	1,938,595
Total operating expenses	21,504,691	22,162,921
Operating loss before the undernoted	(19,609,314)	(20,356,012)
Other Income (expense)
Foreign exchange loss	(308,338)	10,055,129
Investment income	99,427	105,596
Loss on disposal of assets	(46,431)	(27,147)
Interest and financing expenses	(6,277,142)	(4,406,620)
Net loss for the year	(26,141,798)	(14,629,054)
Accretion on preferred shares	—	(1,614,855)
Inducement related to conversion of preferred shares	—	(1,924,395)
Net loss applicable to common shareholders	$(26,141,798)	$(18,168,304)

Revenue.   The sale of Novacor LVAS implant kits and related peripheral equipment and services accounted for substantially all of WorldHeart’s revenues.

The composition of revenue was as follows:

	Year Ended December 31,
	2004		2003
	$	Units	$	Units
Implant kits	$7,055,643	113	$5,996,738	118
Re-purchased Edwards implant kits	—		(602,339)	(20)
		113		98
Peripherals and other	2,520,118		1,886,465
Re-purchased Edwards peripherals and other	—		(505,057)
Gross revenue	$9,575,761		$6,775,807

Net revenue for the year ended December 31, 2004 increased to $9.6 million representing an increase of 41% over the year ended December 31, 2003. Implant kit net revenue in 2003 includes the return of 20 units, which WorldHeart re-acquired in connection with the amendments to the distribution agreement with Edwards in December 2003. Net implant kits recognized as revenue in 2004 increased by 15% compared to 2003.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales and services for the year ended December 31, 2004, were  $2.5 million, which represents an increase of 82% over other revenue of  $1.4 million (gross revenue of  $1.9 million less returns of  $505,000) recorded in the year ended December 31, 2003.

Gross revenue increased to  $9.6 million representing an increase of 21% over the year ended December 31, 2003. Novacor LVAS implant kit gross revenue increased to  $7.1 million for the year ended December 31, 2004 compared to  $6.0 million for the year ended December 31, 2003 representing an increase of 18%. The gross number of implant kits recognized as revenue in the year ended December 31, 2004 was 113 compared to 118 in the year ended December 31, 2003. The revenue per kit increased substantially for sales outside of the United States and Japan due primarily to the shift to selling direct to medical centers rather than through a distributor.

An additional 17 implant kits were shipped and invoiced in the year ended December 31, 2004, however, these kits were deferred as revenue at the time of shipment as the transactions did not meet our revenue recognition criteria. These kits remain in deferred revenue at December 31, 2004 representing  $1,020,000.

WorldHeart recognized revenue on 59 implant kits in the United States in 2004 compared to 51 implant kits in 2003. In Europe, Canada and the rest-of-world, excluding Japan, WorldHeart recognized revenue on 44 implant kits in 2004 compared to 44 in 2003 (64 kits less the return of 20 kits). Revenues were recognized on 10 implant kits in Japan in 2004 compared to three in 2003.

During the second quarter of 2004, WorldHeart announced its RELIANT Trial and implantation commenced under the RELIANT Trial in the third quarter of 2004. At December 31, 2004, WorldHeart had enrolled nine centers under the RELIANT Trial with five implants.

Cost of goods sold.   For the year ended December 31, 2004, the overall cost of goods sold increased to 80% of revenue as compared to 73% for the year ended December 31, 2003.

Despite continued efforts to improve per unit manufacturing costs, we experienced significant production inefficiencies during 2004 caused by supply shortages due to quality control and production volumes well below capacity. This resulted in higher Novacor LVAS per unit production costs.

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

The composition of selling, general and administrative expenses was as follows:

	Year Ended December 31,
	2004	2003
Selling	$5,994,238	$4,518,270
General and administrative	7,369,558	2,745,489
Total	$13,363,796	$7,263,759

Selling, general and administrative expenses for the year ended December 31, 2004 increased by $6.1 million or 84% from the same period in 2003. Selling expenses increased during 2004, as compared to 2003, as WorldHeart assumed responsibility for its direct sales in Europe and increased sales and marketing program expenditures in the United States. General and administrative expenses increased with the expanded infrastructure required to support a broadened sales responsibility and due to increases in communication expenses, professional fees, insurance costs and multi-jurisdictional regulatory costs. Costs related to the European distribution operations and the related support are fully reflected in the results for the year ended December 31, 2004. In the third quarter of 2004, WorldHeart commenced the consolidation of its North American operations.

Research and development.   Research and development expenses consist principally of payroll and related expenses for development staff, prototype manufacturing, testing, and configuration of equipment expenses, trial expenses, and regulatory affairs expenses.

Research and development expenses for the year ended December 31, 2004 decreased by $3.8 million or 39% compared to year ended December 31, 2003. Gross research and development expenditures excluding the impact of government programs decreased by 42% to $6.0 million in 2004 compared to $10.3 million in 2003.

	Year Ended December 31,
	2004	2003
Gross research and development expenses	$5,975,344	$10,299,324
Investment tax credits	(136,590)	(695,244)
Net research and development expenses	$5,838,754	$9,604,080

Lower research and development costs for year ended December 31, 2004 compared to the same period in 2003 reflect expense reductions associated with the merged next-generation VAD development program and reduced pre-clinical and clinical trial expenses. The cost reduction programs were completed in fiscal year 2003 and the expense reductions were realized in 2004.

Investment tax credits for the year ended December 31, 2004 totaled  $137,000 and relate to a Canadian provincial government investment tax credit program. A credit of  $2.3 million was recorded against research and development expense for the year ended December 31, 2003 relating to a Canadian federal tax credit program. However, in the same period a provision of  $1.7 million was recorded against research and development expense relating to a provincial tax credit program claim that was recorded in a prior period.

Restructuring costs.   On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location reduced ongoing business expenses in 2004 and 2005. The restructuring was completed by June 2005.

The following were restructuring costs incurred in 2004:

	Employee Severance	Contract Settlement	Write down	Other	Total
Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities at December 31, 2004	$600,114	$57,653	$—	$13,885	$671,652

During the year ended December 31, 2004, actual restructuring costs of  $1.8 million were recorded. Employee severance costs represent the amount employees earned to December 31, 2004. Contract settlement costs were recorded when notice was provided that the contract was being terminated and WorldHeart ceased using the rights conveyed under the contract. The capital assets were written down to their net realizable value when the decision was made to consolidate the North American operations and it was determined that the carrying value of the capital assets was impaired. Other restructuring costs are recognized when the services are actually received.

During the year ended December 31, 2003, WorldHeart realigned its business operations to focus on Novacor LVAS commercial operations and to reduce research and development costs by merging our VAD development programs. Total restructuring costs for the year ended December 31, 2003 amounted to  $3.4 million. The restructuring costs related to employee severance and termination costs were  $1.6 million; costs related to the buyout of a Novacor LVAS royalty agreement were  $1.0 million; costs related to the excess of inventory purchase cost over the carrying value of the inventory re-purchased from Edwards were  $770,000; and other miscellaneous costs were  $13,000. The royalty buy-out eliminated royalty payment obligations going forward of 4% of Novacor LVAS sales.  $2.2 million of the 2003 restructuring costs were paid in 2003 with  $1.2 million being paid in 2004. The difference of  $28,000 was adjusted in 2004 to reflect revised estimates for employee severance and termination costs.

Amortization of intangibles.   Amortization of intangibles for the year ended December 31, 2004 was  $515,000 compared with  $1.9 million for the same period in 2003. The majority of the intangible assets arose from the purchase of the Novacor business in June 2000. Most of these assets have now reached the end of their original estimated useful life and have been fully amortized. As at December 31, 2004, intangible assets totaling  $255,000 remain unamortized.

Foreign exchange gains and losses.   During the year ended December 31, 2004, a foreign exchange loss of  $308,000 was recorded compared to a gain of  $10.0 million for the year ended December 31, 2003. The 2004 foreign exchange loss relates to the effect of a strengthening U.S. dollar compared to the Canadian dollar during the first half of the year on net monetary assets, predominately cash and cash equivalents and short-term investments, less current liabilities, denominated in Canadian dollars. The majority of the 2003 foreign exchange gain can be attributed to the preferred shares.

Interest expense and financing costs.   During the year ended December 31, 2004, interest and financing costs of  $6.3 million were recorded compared with costs of  $4.4 million during the year ended December 31, 2003. Interest expense and financing costs in 2004 consisted mainly of the non-cash charge of the beneficial conversion feature of the convertible debentures. These non-cash interest charges continued to accrete ratably on the convertible debentures until their conversion. All outstanding debentures were converted in July 2005, in conjunction with the terms of the MedQuest Acquisition. Interest expense and financing costs for the year ended December 31, 2003 consisted of interest on loan obligations that were outstanding during the year as well as the costs of entering into the loan obligations. In September 2003, the loans were repaid in full.

LIQUIDITY AND CAPITAL RESOURCES

Historically, WorldHeart has funded operations through the sale of equity and issuance of debt instruments. Combined with revenues, these funds have provided us with the resources to operate our business, attract and retain key personnel, fund our research and development program and clinical trials, apply and obtain the necessary regulatory approvals and develop our technology and products.

Liquidity.   At December 31, 2005, WorldHeart had cash, cash equivalents and short-term investments of $10.7 million, compared with $8.8 million at December 31, 2004, an increase during 2005 of $1.9 million. This increase was primarily due to financing activities offset by cash outflows from operations. In July 2005, we received net cash of $19.1 million, resulting from the Maverick private placement of $12.0 million and proceeds from warrant exercises of  $10.7 million, offset by a repayment of the Maverick bridge loan of $3.5 million.

During 2005, cash used to fund operating activities was  $15.7 million, consisting primarily of the net loss for the period of  $52.8 million adjusted for:

•       a non-cash in-process research and development charge of $18.1 million related to the MedQuest Acquisition;

•       a non-cash goodwill impairment charge of $17.2 million related to Novacor; and

•       working capital changes that required cash of $1.2 million, consisting primarily of a decrease of $1.3 million in accounts payable and accrued compensation, partially offset by a decrease of  $0.3 million in accounts receivable and other receivables, and an increase of $0.2 million in prepaid expenses.

Investing activities for 2005 used cash of $0.1 million consisting primarily of $5.0 million in redemption of short-term investments, offset by $3.5 million repayment of the bridge loan related to the MedQuest Acquisition, $1.3 million in transaction costs related to the MedQuest Acquisition and capital asset purchases of $0.3 million.

With the completion of the MedQuest Acquisition and related financing transactions and through cost reduction programs to re-align our cost structure in light of slower than anticipated Destination Therapy adoption rates, we ended the third and fourth quarters of 2005 with cash and cash equivalents of $14.9 million and $10.7 million, respectively. Based on our current operating expenses and commercial sales, we believe we currently have sufficient cash to fund operations into mid-year 2006. The current financial condition among other factors indicates that there is significant doubt about the corporation’s ability to continue as a going concern.

We are actively exploring various financing alternatives, including equity financing transactions, as well as corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity (PIPE) transactions, as well as public offerings. Corporate collaborations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. We have re-aligned our spending from administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. WorldHeart intends to engage an investment banker to assist the Corporation in the evaluation and completion of financing and implementation of strategic alternatives. While the Corporation is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful. This would result in a significant delay in the completion,  reduction in scope, or termination of our development programs and raise further doubt about our ability to continue to do business.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations; expanded Novacor LVAS kit sales and enrolment in the RELIANT Trial; decreasing production costs through a manufacturing cost reduction program; the rate of investment in our next-generation technologies, including our Novacor II and WorldHeart rotary VAD; the clinical trials costs and the approval process for the next-generation products; our general efforts to improve operational efficiency and conserve cash, including continued synergies from the MedQuest Acquisition and other cost improvement programs.

Contractual Obligations

The following table sets forth WorldHeart’s contractual obligations as of December 31, 2005.

	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$1,703,575	$1,065,315	$636,340	$1,919	$—
Other long term obligations	203,000	51,000	152,000	—	—
Total	$1,906,575	$1,116,315	$788,340	$1,919	$—

Other long term obligations primarily include payments due under a license agreement.

Operating Leases

During 2003, $222,003 was drawn against the cash amount pledged as collateral for obligations under a facility lease for the Oakland, California operations. In 2004, the balance was restored to the original pledged amount of $750,000. The cash remains pledged against a letter of credit issued by WorldHeart in support of its obligations and is not available for general operations. The Salt Lake City facility lease has a security deposit of $9,200. The Contractual Obligations table shows a reduction in operating lease obligations in future years. This reduction is mainly due to the expiration of the current operating leases for the Oakland facility in April 2007 and expiration of the Salt Lake City facility lease in 2009. We expect to renew these leases on approximately the same terms.

Novacor LVAS Royalties

WorldHeart is committed, under the Novacor LVAS royalty agreement, to provide royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a maximum of $3,232,000. Cumulative royalty payments to December 31, 2005 total $1,121,226 (2004—$1,027,184). Royalty payments charged to cost of goods sold for the year ended December 31, 2005 were $94,042 (2004—$80,432).

Technology Partnerships Canada Contribution Agreement

During 2002, WorldHeart entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Funding in the amount of  $6.6 million was claimed. Effective January 1, 2004, repayment is in the form of royalties on annual consolidated gross revenues at a rate of 0.65% for a nine year period ending December 31, 2012. If during this period royalty payments reach the maximum of  $20.3 million, no further repayments will be required. If the royalty payments do not exceed  $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. In connection with the agreement, we also granted TPC 92,857 warrants to purchase an equivalent number of our common shares exercisable until December 4, 2006, at an exercise price of $29.05 per share.

During 2005, the Government of Canada reassessed the TPC program and delayed a final closing meeting required to disburse $209,543 in remaining payments to WorldHeart. As there is uncertainty as to whether these amounts will be received, the Corporation has provided for the full amount of this receivable.

CAPITAL EXPENDITURES

	2005	2004	2003
Capital Expenditures	$306,296	$363,224	$150,135

Capital expenditures for 2005 were reduced from 2004 as part of WorldHeart’s cost reduction program. WorldHeart anticipates that capital expenditures for 2006 will be similar to 2005, with sufficient manufacturing capacity and office space to accommodate its operations.

At December 31, 2005, WorldHeart occupied three facilities. WorldHeart’s Oakland, California headquarters facility consists of approximately 40,000 square feet of manufacturing, research and office space. The Oakland leases were renewed in 2002 for a five-year term expiring on April 30, 2007. The Salt Lake City facility consists of 24,044 square feet of research and office space with a lease that expires on January 31, 2008. WorldHeart’s European location is in Heesch, Netherlands consists of approximately 2,500 square feet of warehouse and office space. The Heesch lease was signed in 2004 for a three-year term expiring on December 31, 2007. The former Ottawa, Canada facility originally comprised 22,755 square feet of manufacturing and office space with a lease that originally expired on December 31, 2006. The Ottawa location was shut down and the building lease was terminated as part of the restructuring plan in August 2004.

MARKET RISK

WorldHeart is subject to investment risk on investments that it makes with excess cash.

Investment risk is mitigated by close adherence to an established investment policy, which has been approved by the Board of Directors. The policy sets liquidity criteria, and counter party risk diversification criteria and restricts investments to investment grade quality instruments of AA or better or R1 medium or better in the case of commercial paper. Income exposure resulting from a decline in interest rates is not significant due to the short term maturity of investments, all of which were in money market funds during 2005.

WorldHeart has assets and liabilities denominated in foreign currencies, including primarily the Euro. WorldHeart’s current foreign currency exposure is small. However, it may, in the future, enter into foreign exchange contracts in order to mitigate its foreign exchange risks. WorldHeart did not enter into foreign exchange forward contracts or hedging transactions in 2005.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

WorldHeart’s management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders’ equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. Management judgements that are currently the most critical are related to revenue recognition, inventory valuation, valuation of goodwill and long-lived assets, restructuring and stock based compensation. Below we describe these policies as well as the estimates involved. For a more detailed discussion on accounting policies, see the notes to the audited consolidated financial statements.

Revenue recognition

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collection is reasonably assured. WorldHeart occasionally rents certain in-hospital equipment to customers. Rental income is included in revenue when earned. WorldHeart provides for returns based on prior experience.

For multiple element offerings, WorldHeart allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services are deemed to have been completed.

Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Inventory valuation

WorldHeart may write-down certain inventory when, based on physical inventory or analysis of its records, it determines the inventory is obsolete or excess compared to its expected demand. To the extent inventory movement or product demand is not as anticipated, the write-down may be higher or lower than the usage that is ultimately experienced. Once written down, the inventory is not written back up.

Valuation of goodwill and long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” WorldHeart reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in revenue and/or profits, changes in technology, significant litigation or other items.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” WorldHeart completes on an annual basis an impairment test of goodwill.  In evaluating whether there is an impairment of goodwill, management compares the carrying amounts of such assets with the related enterprise value. Enterprise value is used to measure the value of the goodwill. Estimates of the enterprise value at December 31, 2005 are determined in part by a discounted cash flow valuation using estimates of revenue and net income, a 30% discount rate and an eight year period. The fair value method and the revenue multiples method were also factored into the estimate of enterprise value.

Upon completion of its goodwill impairment test at December 31, 2005, WorldHeart determined that the entire amount of the Novacor goodwill was impaired resulting in a goodwill impairment charge of $17,179,643.

Stock Based Compensation

The Corporation accounts for its stock option plan in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No compensation expense is recognized when shares are issued at prevailing market prices or options are issued to employees with exercise prices at the grant date equal to prevailing market prices. Any consideration paid by employees on the exercise of stock options or purchase of capital stock is credited to share capital. The pro-forma fair value expense of options issued by the Corporation is disclosed in Note 13.

Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

The fair value of options granted are determined using the Black-Scholes model. Use of this model requires management estimates and assumptions regarding: expected option life (estimated at six years), volatility (based on historical average daily stock prices), risk free interest rate (estimated based on United States Treasury rates), and dividend yields (nil). Option forfeitures are estimated at 25% based on our historical forfeiture rates.

CANADIAN GAAP

Significant differences between Canadian GAAP and U.S. GAAP are presented in the notes to the audited consolidated financial statements.

OUTSTANDING SHARE DATA

The outstanding share data as at December 31, 2005 and December 31, 2004, is a follows:

	Number of shares outstanding
	2005	2004
Common shares	55,479,549	15,744,522
Options to purchase common shares	6,803,803	3,172,771
Warrants to purchase common shares	13,048,363	24,424,233
Debentures convertible to common shares	—	10,655,000
Accrued interest convertible to common shares	—	1,997,813

In 2004, a conversion rate of $1.25 per common share was assumed for the interest on the convertible debentures. Interest accrued on the face value of the convertible debentures at an annual non-compounding rate of 3%. In conjunction with the MedQuest Acquisition in July 2005, 10,655,000 warrants were exercised and 10,891,097 debentures were converted into common shares.

NEW ACCOUNTING PRONOUNCEMENTS

On June 1, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB 20, “Accounting Changes,” (“APB 20”) and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward many other provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. The Corporation will adopt this standard effective January 1, 2006.

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure in the footnotes to financial statements is no longer an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all prior periods presented, or for prior interim periods of the year of adoption. WorldHeart intends to adopt the “modified prospective” method beginning in the first quarter of 2006.

In December 2005, WorldHeart implemented a plan to accelerate vesting of all of its employee and consultant stock options, other that those held by non-employee directors, and took other actions to improve employee morale and minimize the impact of the adoption of FAS 123(R).

Item 7.                        Financial Statements

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB on pages F-1 to F-30.

Item 8.                        Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.                Controls and Procedures.

Evaluation of disclosure controls and procedures.   Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.               Other Information.

None.

PART III

Item 9.                        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information relating to our directors, nominees for election as directors, and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and Nasdaq by filing such amendment or waiver with the Securities and Exchange Commission.

Item 10.                 Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Voting Shares, Record Date and Principal Holders” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12.                 Certain Relationships and Related Transactions.

The discussion under the heading U.S. “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13.                 Exhibits.

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K, Dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation’s report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	By-laws of the Corporation (incorporated by reference to the Corporation’s Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.3	Amendment to the By-Laws of the Corporation (incorporated by reference to Amendment No. 2 to the Corporation’s Registration Statement on Form F-1, dated December 6, 1996.
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate.*
Exhibit 4.2

Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.3

Warrant Indenture, dated September 22, 2003, between the Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.4	U.S. Purchase Agreement for Units, dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5

Agency Agreement, dated September 22, 2003, between the Corporation and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.7

Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-119750)).

Exhibit 4.9

Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation’s Report on Form 6-K, Dated February 1, 2005)

Exhibit 4.10

Registration Rights Agreement dated as of July 29, 2005 between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No.000-28882))

Exhibit 10.1

Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.2

Consulting Agreement, dated July 13, 2004, between the Corporation and Synergistic Business Solutions. (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.3

Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller. (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.4

Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak. (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.5

Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Corporation and Piet Jansen. (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.6

Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882))

Exhibit 10.7

Letter Agreement dated January 24, 2005 between the Corporation and Pratap Khanwilkar. (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.8

Letter Agreement, dated May 19, 2005 between the Corporation and John Vajda. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882))

Exhibit 10.9

Letter Agreement dated May 27, 2005 between the Corporation and A. Richard Juelis. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation*
Exhibit 10.12	License Agreement dated March 31, 1999 between the Corporation and the University of Virginia Patent Foundation*
Exhibit 10.13	License Agreement dated February 13, 2002 between the Corporation and University of Pittsburgh*
Exhibit 10.14	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998 as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation.*
Exhibit 10.15	World Heart Corporation Employee Stock Option Plan (incorporated by reference to the Corporation’s Registration Statement on Amendment No. 1 to form F-1, dated November 18, 1996)
Exhibit 14.1

Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882))

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.*
Exhibit 23.1	Consent of Independent Accountants*
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

* Filed herewith

Item 14.                 Principal Accountant Fees and Services.

The discussion under the heading “Appointment of Auditors” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders in incorporated herein by reference to such proxy statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION
(Registrant)
By /s/ JAL S. JASSAWALLA, President and Chief Executive Officer
(Signature and Title)
Date March 27, 2006

We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JAL S. JASSAWALLA and A. RICHARD JUELIS and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date
/s/ JAL S. JASSAWALLA	President, Chief Executive Officer and Director	March 27, 2006
Jal S. Jassawalla	(principal executive officer)
/s/ A. RICHARD JUELIS	Vice President, Finance and Chief Financial Officer	March 27, 2006
A. Richard Juelis	(principal financial and accounting officer)
/s/ JOHN F. CARLSON	Director	March 27, 2006
John F. Carlson
/s/ WILLIAM C. GARRIOCK	Director	March 27, 2006
William C. Garriock
/s/ ROBERT J. MAJTELES	Director	March 27, 2006
Robert J. Majteles
/s/ C. IAN ROSS	Chairman of the Board and Director	March 27, 2006
C. Ian Ross

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K, Dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation’s report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	By-laws of the Corporation (incorporated by reference to the Corporation’s Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.3	Amendment to the By-Laws of the Corporation (incorporated by reference to Amendment No. 2 to the Corporation’s Registration Statement on Form F-1, dated December 6, 1996.
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate.
Exhibit 4.2

Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.3

Warrant Indenture, dated September 22, 2003, between the Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.4	U.S. Purchase Agreement for Units, dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5

Agency Agreement, dated September 22, 2003, between the Corporation and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.7

Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-119750)).

Exhibit 4.9

Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation’s Report on Form 6-K, Dated February 1, 2005)

Exhibit 4.10

Registration Rights Agreement dated as of July 29, 2005 between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No.000-28882))

Exhibit 10.1

Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.2

Consulting Agreement, dated July 13, 2004, between the Corporation and Synergistic Business Solutions. (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.3

Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller. (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.4

Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak. (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.5

Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Corporation and Piet Jansen. (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882))

Exhibit 10.6

Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882))

Exhibit 10.7

Letter Agreement dated January 24, 2005 between the Corporation and Pratap Khanwilkar. (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.8

Letter Agreement, dated May 19, 2005 between the Corporation and John Vajda. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882))

Exhibit 10.9

Letter Agreement dated May 27, 2005 between the Corporation and A. Richard Juelis. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation
Exhibit 10.12	License Agreement dated March 31, 1999 between the Corporation and the University of Virginia Patent Foundation
Exhibit 10.13	License Agreement dated February 13, 2002 between the Corporation and University of Pittsburgh
Exhibit 10.14	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998 as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation.
Exhibit 10.15	World Heart Corporation Employee Stock Option Plan (incorporated by reference to the Corporation’s Registration Statement on Amendment No. 1 to form F-1, dated November 18, 1996)

Exhibit 14.1

Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882))

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.
Exhibit 23.1	Consent of Independent Accountants
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

WORLD HEART CORPORATION

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

Management is responsible for the preparation of the consolidated financial statements and all other information in the annual report. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and reflect management’s best estimates and judgments. The financial information presented elsewhere in the annual report is consistent with the consolidated financial statements.

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

The Audit Committee, which is comprised of independent directors, reviews the consolidated financial statements, considers the report of the external auditors, assesses the adequacy of the Corporation’s internal controls, and recommends to the Board of Directors the independent auditors for appointment by the shareholders. The consolidated financial statements were reviewed by the Audit Committee and approved by the Board of Directors.

The consolidated financial statements were audited by PricewaterhouseCoopers LLP, the external auditors, on behalf of the shareholders.

Original signed by:	Original signed by:
Jal. S. Jassawalla	A. Richard Juelis
Chief Executive Officer	Chief Financial Officer

AUDITORS’ REPORT TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WORLD HEART CORPORATION

We have audited the accompanying consolidated balance sheets of World Heart Corporation and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flow for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our audit opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Heart Corporation and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Corporation has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ottawa, Canada	PRICEWATERHOUSECOOPERS LLP
March 3, 2006	Chartered Accountants

WORLD HEART CORPORATION
CONSOLIDATED BALANCE SHEETS
(United States Dollars)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents (Note 5)	$10,661,682	$3,818,767
Short-term investments	—	4,999,034
Trade and other receivables	3,896,281	4,238,049
Prepaid expenses	778,007	575,261
Inventory (Note 6)	8,215,995	8,112,525
	23,551,965	21,743,636
Long-term assets
Long-term receivable	—	318,553
Cash pledged as collateral for lease (Note 18)	750,000	750,000
Capital assets (Note 7)	1,837,540	2,011,586
Intangible assets (Note 8)	682,188	255,012
Goodwill (Note 9)	—	17,179,643
	3,269,728	20,514,794
Total assets	$26,821,693	$42,258,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,754,620	$3,854,833
Indirect taxes payable (Note 10)	343,082	832,000
Accrued compensation	806,367	1,343,364
Deferred revenue	1,205,107	1,607,622
	6,109,176	7,637,819
Long-term liabilities
Convertible debentures (Note 11)	—	8,177,140
Long-term obligation	—	16,368
	—	8,193,508
Total liabilities	$6,109,176	$15,831,327
Commitment and Contingency (Note 18)
Shareholders’ equity (Note 13)
Share capital:
Issued and outstanding—55,479,549 common shares (December 31, 2004—15,744,522 common shares)	276,908,002	214,616,061
Additional paid-in-capital	2,138,765	11,451,267
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(252,048,673)	(193,354,648)
Total shareholders’ equity	20,712,517	26,427,103
Total liabilities and shareholders’ equity	$26,821,693	$42,258,430

(The accompanying notes are an integral part of these consolidated financial statements.)

Signed on behalf of the Board of Directors Original signed by C. Ian Ross and Jal Jassawalla

Director	Director

WORLD HEART CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(United States Dollars)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2004	2003
Revenue	$11,645,954	$9,575,761	$6,775,807
Cost of goods sold	(8,478,855)	(7,680,384)	(4,968,898)
Gross margin	3,167,099	1,895,377	1,806,909
Operating expenses
Selling, general and administrative	12,041,345	13,363,796	7,263,759
Research and development	7,388,385	5,838,754	9,604,080
Restructuring costs (Note 14)	333,030	1,787,129	3,356,487
Amortization of intangibles	338,507	515,012	1,938,595
Acquired in-process research and development (Note 4)	18,147,341	—	—
Goodwill impairment (Note 9)	17,179,643	—	—
Total operating expenses	55,428,251	21,504,691	22,162,921
Operating loss	(52,261,152)	(19,609,314)	(20,356,012)
Other income (expenses)
Foreign exchange gain (loss)	(144,268)	(308,338)	10,055,129
Investment and other income	369,671	99,427	105,596
Loss on disposal of capital assets	(959)	(46,431)	(27,147)
Interest expense and financing costs	(797,067)	(6,277,142)	(4,406,620)
Net loss for the year	(52,833,775)	(26,141,798)	(14,629,054)
Accretion on preferred shares	—	—	(1,614,855)
Inducement related to conversion of preferred shares	—	—	(1,924,395)
Effect of warrant exchange	(5,860,250)	—	—
Net loss applicable to common shareholders	$(58,694,025)	$(26,141,798)	$(18,168,304)
Weighted average number of common shares outstanding	33,369,318	15,373,689	6,259,757
Basic and diluted loss per common share	$(1.76)	$(1.70)	$(2.90)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(United States Dollars)

	Common Stock		Additional Paid-in	Cumulative Other Comprehensive	Accumulated	Shareholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficiency)
Balance as at December 31, 2002	2,567,084	$93,501,762	$—	$(578,717)	$(150,510,388)	$(57,587,343)
Common shares issued through private placement and public offering	11,006,159	43,692,929	—	—	—	43,692,929
Common shares and warrants granted upon the conversion of warrants and rights	238,857	3,211,698	—	—	—	3,211,698
Warrants issued in connection with debentures and loans	—	—	2,354,370	—	—	2,354,370
Common shares and warrants issued upon conversion of preferred shares	1,211,589	72,051,103	—	—	(1,924,395)	70,126,708
Options issued for services	—	—	193,449	—	—	193,449
Accretion on preferred shares	—	—	—	—	(1,614,855)	(1,614,855)
Reduction in APIC due to accretion of preferred shares	—	—	(1,465,842)	—	1,465,842	—
Cumulative translation adjustment (note 3)	—	—	—	(5,706,860)	—	(5,706,860)
Net loss for the year ended December 31, 2003	—	—	—	—	(14,629,054)	(14,629,054)
Balance as at December 31, 2003	15,023,689	212,457,492	1,081,977	(6,285,577)	(167,212,850)	40,041,042
Common shares and warrants issued in connection with convertible debentures	470,874	659,166	4,548,920	—	—	5,208,086
Value of debentures’ beneficial conversion feature	—	—	5,821,370	—	—	5,821,370
Common shares issued upon exercise of warrants	250,000	1,499,403	—	—	—	1,499,403
Warrants repurchased	—	—	(1,000)	—	—	(1,000)
Net loss for the year ended December 31, 2004	—	—	—	—	(26,141,798)	(26,141,798)
Balance as at December 31, 2004	15,744,563	214,616,061	11,451,267	(6,285,577)	(193,354,648)	26,427,103
Common shares issued upon exercise of warrants	10,655,000	20,884,420	(10,229,420)	—	—	10,655,000
Common shares issued in private placement	8,888,889	12,000,000	—	—	—	12,000,000
Common shares issued upon conversion of convertible debentures and interest	10,891,097	14,769,475	(5,821,370)	—	—	8,948,105
Common shares issued to purchase MedQuest assets	9,300,000	14,694,000	—	—	—	14,694,000
Effect of warrant exchange	—	—	5,860,250	—	(5,860,250)	—
Non-cash stock compensation	—	—	880,038	—	—	880,038
Registration fees	—	(55,954)	—	—	—	(55,954)
Warrants repurchased	—	—	(2,000)	—	—	(2,000)
Net loss for the year ended December 31, 2005	—	—	—	—	(52,833,775)	(52,833,775)
Balance as at December 31, 2005	55,479,549	$276,908,002	2,138,765	$(6,285,577)	$(252,048,673)	$20,712,517

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(United States Dollars)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM (USED IN)
Operating activities
Net loss for the period	$(52,833,775)	$(26,141,798)	$(14,629,054)
Items not involving cash—
Amortization and depreciation	1,033,441	1,390,508	3,302,044
Loss on disposal of capital assets	959	46,431	27,147
Acquired in-process research and development	18,147,341	—	—
Goodwill impairment	17,179,643	—	—
Write down of capital and intangible assets	—	547,366	—
Non-cash expense on stock options	880,038	81,466	2,704,247
Non-cash interest on debt	778,603	6,266,027	—
Long-term receivable	318,553	—	—
Gain on settlement of obligation	—	—	(1,694,300)
Unrealized foreign exchange loss (gain)	65,168	7,956	(9,728,237)
Change in operating components of working capital (Note 19)	(1,236,970)	(5,132,726)	(4,939,234)
Cash used in operating activities	(15,666,999)	(22,934,770)	(24,957,387)
Investing activities
Redemption (purchase) of short-term investments	4,999,035	6,504,997	(10,847,245)
Purchase of capital assets	(306,296)	(363,224)	(150,135)
Repayment of bridge loan in connection with MedQuest Acquisition	(3,500,000)	—	—
Transaction costs paid in connection with MedQuest Acquisition	(1,255,696)	—	—
Cash pledged as collateral for lease	—	(222,003)	217,178
Cash used investing activities	(62,957)	5,919,770	(10,780,202)
Financing activities
Capital lease repayments	—	—	(40,460)
Convertible debenture proceeds	—	13,318,750	856,837
Repayment of convertible debenture and accumulated interest	—	—	(884,108)
Bridge loan proceeds	—	—	767,771
Repayment of bridge loan and accumulated interest	—	—	(775,068)
Repayment of short-term loan and accmulated interest	—	—	(1,308,558)
Senior and subordinated loan and accumulated interest	—	—	6,542,790
Repayment of senior and subordinated loan and accumulated interest	—	—	(7,367,568)
Common shares issued through private placement	12,000,000	—	48,453,282
Common shares issued through exercise of warrants	10,655,000	1,498,403	1,120,555
Repurchase of warrants	(2,000)	—	—
Payment of expenses related to convertible debentures, financing, exercise of warrants and issuance of shares	(55,955)	(378,162)	(5,173,616)
Cash provided by financing activities	22,597,045	14,438,991	42,191,857
Effect of exchange rates on cash and cash equivalents	(24,175)	57,099	(273,905)
Change in cash and cash equivalents for the period	6,842,915	(2,518,910)	6,180,363
Cash and cash equivalents, beginning of the period	3,818,767	6,337,677	157,314
Cash and cash equivalents, end of the period	$10,661,682	$3,818,767	$6,337,677
Supplementary Cash Flow Information
Convertible debentures settled with the issuance of common shares	$8,627,117	$—	$—
Accrued interest on convertible debentures settled with the issuance of common shares	320,988	—	—
Purchase of MedQuest assets with issuance of common shares	14,694,000

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                 GOING CONCERN ASSUMPTION

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that WorldHeart will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The use of these principles may not be appropriate because, at December 31, 2005, there was substantial doubt that the Corporation would be able to continue as a going concern. The Corporation’s ability to continue as a going concern is primarily dependent upon its ability to obtain additional financing, reduce expenses or enter into corporate collaborations.

As shown in the consolidated financial statements, the Corporation incurred a significant net loss of $52.8 million and used cash in its operations of $15.7 million during the year ended December 31, 2005. The Corporation had cash and cash equivalents of $10.7 million at December 31, 2005, which it believes is sufficient to fund operations through mid-year 2006. The current financial condition, among other factors, indicates that there is significant doubt about the Corporation’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Corporation be unable to continue as a going concern.

The Corporation’s continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis. WorldHeart is actively exploring various financing alternatives, including equity financing transactions, as well as, corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity (PIPE) transactions, as well as public offerings. Corporate collaborations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products. Management has initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. WorldHeart intends to engage an investment banker to assist the Corporation in the evaluation and completion of financing and implementation of strategic alternatives. While the Corporation is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful. This would result in a significant delay in the completion, reduction in scope, or termination of our development programs and raise further doubt about our ability to do business.

2.                 NATURE OF OPERATIONS

WorldHeart is a global technology leader in mechanical circulatory support systems currently developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands. During the second quarter 2005, the Corporation consolidated the Ottawa operations into its Oakland facility. WorldHeart currently derives substantially all of its revenue from its Novacor® LVAS (left ventricular assist system) and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in other countries.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                 SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of presentation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries; World Heart Inc. and World Heart B.V. All material intercompany transactions and balances have been eliminated. These principles also conform in all material respects with Canadian generally accepted accounting principles (Canadian GAAP) except as described in Note 22. The consolidated financial statements are expressed in U.S. dollars.

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

(c)          Cash equivalents and short-term investments

Cash equivalents and short-term investments include money market funds, debt instruments of commercial enterprises, financial institutions and government entities. The Corporation has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year.

(d)         Inventory

Inventory of raw materials is valued at the lower of average cost and replacement cost. Work in progress and finished goods are valued at the lower of average cost and net realizable value.

(e)          Capital assets

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

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(f)            Goodwill and other intangible assets

Goodwill and intangible assets with an indefinite life are not amortized but are tested for impairment on at least an annual basis as required under Statement of Financial Accounting Standard No. 142 (SFAS 142). Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter.

The Corporation reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including the Corporation’s market capitalization, present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). This test is performed on the last business day of December in each year.

(g)          Income taxes

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

(h)         Common shares

Common shares are recorded as the net proceeds received on issuance after deducting all share issue costs.

(i)            Revenue recognition

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collection is reasonably assured.

For multiple element offerings the Corporation allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services rendered. The Corporation provides for returns based on prior experience. The cost of implant kits and equipment is charged to costs of sales upon delivery. The Corporation also rents certain in-hospital equipment to customers. Rental income is included in revenue when earned.

The Corporation has provided certain customers with deferred payment terms. The Corporation has, in certain instances, transferred future payments under these contracts to third-party financing institutions on a non-recourse basis. In situations where the Corporation assumed responsibility for interest payments,

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(j)            Stock-based compensation

The Corporation has a stock option plan as described in Note 13. The Corporation accounts for its stock option plan in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No compensation expense is recognized when shares are issued at prevailing market prices or options are issued to employees with exercise prices at the grant date equal to prevailing market prices. Any consideration paid by employees on the exercise of stock options or purchase of capital stock is credited to share capital. The pro-forma fair value expense of options issued by the Corporation is disclosed in Note 13.

Stock options that are re-priced by the Corporation are accounted for using variable accounting under FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” whereby any positive difference between the prevailing market price and the exercise price is recognized as an expense over the vesting period of the option.

Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of FASB Statement No. 123” (SFAS 148), which amended the transitional provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (SFAS 123), for companies electing to recognize employee stock-based compensation using the fair value based method.

During fiscal 2003, 2004 and 2005, WorldHeart elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25, as interpreted by FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” and present the pro forma footnote disclosures required by SFAS 123, as amended by SFAS 148.

(k)         Research and development costs

Research and development costs, including research performed under contract by third parties, are expensed as incurred.

(l)            Government assistance

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

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m)     Foreign currency translation

The consolidated financial statements of the Corporation are presented in U.S. dollars. The financial statements of the Corporation’s subsidiaries are translated into U.S. dollar as follows:  monetary assets and liabilities are translated at exchange rates prevailing at the balance sheet date; non-monetary items and any related amortization of such items are translated at the rates of exchange in effect when the assets were acquired or obligations incurred; and all other income and expense items are translated at average exchange rates prevailing during the year. Exchange gains and losses are included in net loss for the year.

(n)         Change in functional and reporting currency

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

4.                 MEDQUEST ACQUISITION

On July 29, 2005, the Corporation completed its acquisition (MedQuest Acquisition) of MedQuest Products, Inc. (MedQuest), the developer of the WorldHeart rotary VAD (previously called the HeartQuest Rotary VAD), a small rotary pump, for an aggregate consideration of 9.3 million common shares plus the assumption of $3.5 million in debt and the payment of transaction costs of WorldHeart. The acquisition was accounted for as an acquisition of assets as the operations of MedQuest did not meet the definition of a business as defined in Emerging Issues Task Force Issue (EITF) Abstract No. 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value of the acquisition consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired by approximately $3.8 million. The excess was allocated to the relative fair values of the non-monetary assets acquired. Amounts allocated to identifiable intangible assets are being amortized over their estimated useful lives. Amounts allocated to purchased in-process research and development were expensed immediately.

The value of the acquisition consideration is as follows:

Issuance of WorldHeart common shares	$14,694,000
Bridge loan repayment	3,500,000
Transaction costs	1,255,696
Total purchase price	$19,449,696

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price, based on the estimated fair values of the assets acquired, at the acquisition date of July 29, 2005 is as follows:

Net current assets	$272,488
Property and equipment	264,183
Acquired workforce	765,684
Purchased in-process research and development	18,147,341
Net assets acquired	$19,449,696

An aggregate amount of $14.6 million was originally allocated to purchased in-process research and development. We used an income approach and applied risk-adjusted discount rates to the estimated future revenues and expenses attributable to IPR&D programs at MedQuest. The most significant in-process program relates primarily to the development of the WorldHeart rotary VAD, an advanced, next generation, rotary blood pump intended for the Destination Therapy market. The WorldHeart rotary VAD had an estimated fair value at the time of purchase of approximately $9.6 million. The other major development program called MagLev Plus had an estimated fair value of approximately $5.0 million.

The estimated fair value of the IPR&D was increased by approximately $3.6 million related to the excess of the purchase price over the estimated fair value of the net assets acquired. Therefore, the IPR&D was valued at approximately $18.1 million.

The Corporation recorded a non-cash charge to operations in the third quarter of 2005 of approximately $18.1 million to immediately expense the purchased IPR&D as required under SFAS No. 141 where such purchased IPR&D is determined to have no alternative future use.

Private Placement

In connection with the MedQuest Acquisition on July 29, 2005, WorldHeart entered into a private placement agreement with Maverick Venture Management, LLC (Maverick) who was also the majority shareholder of MedQuest. Maverick purchased 8,888,889 common shares of WorldHeart at a purchase price of $1.35 per share for total gross proceeds of approximately $12.0 million. Pursuant to the asset purchase agreement between MedQuest and WorldHeart, WorldHeart assumed certain liabilities of MedQuest, including approximately $3.5 million owed to Maverick in connection with the ongoing operations of the MedQuest business and repaid that amount to Maverick upon closing of the MedQuest Acquisition.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At December 31, 2005, substantially all of WorldHeart’s cash was invested in money market funds. The corporate securities held at December 31, 2004 were purchased on December 21, 2004 and earned interest at rates ranging from 2.36% to 4.5%. These securities were sold or reached their maturity dates during 2005. The securities in the following table at December 31, 2004 and 2005 are classified as available for sale.

	December 31,
	2005		2004
	Cash and Cash Equivalents	Short-Term Investments	Cash and Cash Equivalents	Short-Term Investments
Cash	$1,609,892	$—	$1,518,767	$—
Money market	9,051,790	—	—	—
Guaranteed investment certificates	—	—	2,300,000	—
Corporate securities	—	—	—	4,999,034
	$10,661,682	$—	$3,818,767	$4,999,034

6.                 INVENTORY

	December 31,
	2005	2004
Raw Materials	$2,464,825	$2,337,702
Work in progress	3,440,131	3,014,302
Finished goods	2,311,039	2,760,521
	$8,215,995	$8,112,525

Consigned sales included in inventory at December 31, 2005 and 2004 were  $401,889 and $409,360, respectively.

7.                 CAPITAL ASSETS

	December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$304,745	$(187,967)	$116,778
Computer equipment and software	930,973	(564,839)	366,134
Manufacturing and research equipment	5,339,951	(4,045,907)	1,294,044
Leasehold improvements	579,031	(518,447)	60,584
	$7,154,700	$(5,317,160)	$1,837,540

	December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$443,349	$(334,184)	$109,165
Computer equipment and software	1,465,906	(1,061,608)	404,298
Manufacturing and research equipment	4,996,274	(3,498,150)	1,498,124
Leasehold improvements	507,755	(507,755)	—
	$7,413,284	$(5,401,697)	$2,011,586

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                 INTANGIBLE ASSETS

The cost and accumulated amortization of the Corporation’s intangible assets as of December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	4,455,054	682,188
	$11,328,940	$10,646,752	$682,188

	December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$5,936,686	$255,012
Other intangible assets	4,371,573	4,371,573	—
	$10,563,271	$10,308,259	$255,012

At December 31, 2005, other intangible assets of $682,188 relates to the value of the MedQuest workforce acquired in July 2005, and are net of  $83,481 in amortization expense recognized in 2005.

9.                 GOODWILL

WorldHeart’s goodwill balance of $17.2 million was related entirely to the Novacor LVAS product. On December 31, 2005, the Corporation completed its annual goodwill impairment test in accordance with SFAS 142. In evaluating whether there was an impairment of goodwill, management compared the fair value of the reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit’s market capitalization, discounted cash flows, and a multiple of revenues. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit’s assets and liabilities and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, a goodwill impairment charge of $17,179,643 was recorded in fiscal 2005. Management believes this impairment arose primarily as a result of slower than anticipated adoption of the Novacor LVAS product.

10.          INDIRECT TAXES PAYABLE

The Corporation accrued $832,000 at December 31, 2004 related to a sales tax assessment received from the Province of Ontario during the year. The amount is included in research and development expenses in 2004 as the assessment relates to taxes assessed on certain of those expenses incurred in the prior years. The Corporation paid $488,918 during 2005, leaving a balance at December 31, 2005 of $343,082 in the accrual account. Until the assessment has been paid, the Ministry of Finance for Ontario has placed a lien for the value of the assessed amount on the assets of the Corporation.

11.          CONVERTIBLE DEBENTURES AND WARRANTS

As part of the MedQuest Acquisition, WorldHeart issued tender offers to the holders of its unsecured convertible debentures (Debentures) and the holders of its common share purchase warrants issued to investors on September 15, 2004 (Warrants). The holders of the Debentures unanimously agreed to

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convert all of the outstanding Debentures at the stated conversion price of $1.25 per common share. On July 18, 2005, the shareholders approved a reduction in the Warrant exercise price from $1.55 to $1.00 per share on the condition that the Warrant holders exercise the Warrants immediately. The holders of the Warrants unanimously agreed to exercise the 10,655,000 Warrants into 10,655,000 common shares. During the last two weeks of July 2005, all of the Warrants were exercised into common shares and the outstanding Debentures were converted to common shares. In addition, the accrued interest on the Debentures was converted into an additional 236,097 common shares at a conversion price equal to the volume weighted average stock price at the date of conversion.

The Debentures, which would have become due on September 15, 2009, were convertible at any time at the holder’s option into common shares of the Corporation at a price of $1.25 per share, and accumulated non-compounding interest at an annual rate of 3%. The interest was convertible at any time into common shares of WorldHeart at a price equal to the volume weighted average stock price at the date of conversion.

The Corporation could have redeemed the Debentures when the trading price of the common shares was greater than $3.00 for 20 consecutive days, subject to a maximum of 20% of the initially issued Debentures in any 90-day period. The Warrants allowed the holders to purchase 10,655,000 common shares of WorldHeart at an exercise price of $1.55 per share and were exercisable for a period of five years. WorldHeart could have called the Warrants when the trading price of the common shares was greater than $4.50 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Warrants in any 90-day period.

The Corporation issued to its agents 470,833 common shares of the Corporation with a value of $659,166 and granted agent’s warrants exercisable for 193,800 common shares of the Corporation with a value of $179,759 having the same terms as the warrants.

As a result of the change in fair value attributed to the decrease in the exercise price of the Warrants from $1.55 to $1.00, $5,860,250 was recorded in the third quarter of 2005 as an increase in net loss applicable to common shareholders and an increase in the carrying value of the Warrants included in additional paid-in capital.

12.          PREFERRED SHARES

(a)         Authorized

Authorized preferred shares of the Corporation consist of an unlimited number of shares issuable in series.

(b)         Issued

On September 22, 2003, Edwards exchanged all of its Series A redeemable, cumulative, participating preferred shares of World Heart Inc. for 711,589 common shares by the Corporation.

On November 27, 2003, Edwards Lifesciences (U.S.) Inc. converted all of its Series A cumulative, redeemable, convertible preferred shares into 500,000 common shares and warrants to acquire 1,000,000 common shares at $5.93 per share, expiring November 27, 2008. A fair value of $6,015,680 was attributed to the additional common shares and warrants of which $4,091,285 was applied to reduce the outstanding liability for accrued dividends and the remaining $1,924,395 was charged to accumulated deficit.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.          SHAREHOLDERS’ EQUITY

Common shares

(a)         Authorized

Authorized common shares of the Corporation consist of an unlimited number of shares with no par value. On November 25, 2003, the Corporation’s shareholders approved a one-for-seven consolidation of the Corporation’s common shares and common share equivalents, and on December 1, 2003 WorldHeart filed Articles of Amendment effecting the share consolidation. All references to common share, option, warrant and per common share amounts for all periods presented have been retroactively restated to reflect the share consolidation.

Employee Stock Option Plan

The Corporation has an employee stock option plan (ESOP). The maximum number of shares reserved and set aside under options to eligible persons pursuant to the ESOP could not exceed 1,501,857 common shares. At December 31, 2004, options for 789,046 common shares were granted. In addition, on September 23, 2004, the Corporation granted, subject to shareholder approval of an increase in the number of options available under the plan, options for 2,383,725 common shares to employees, officers, directors and consultants. This grant was conditional on the forfeiture by the employees, officers, directors and consultants of 251,685 options for common shares already issued and outstanding under the ESOP. The maximum number of common shares at any time available for issuance under the ESOP, or pursuant to other outstanding options, to any one person was 5% of the common shares then issued and outstanding. The Compensation Committee appointed by the Board of Directors administers the ESOP. The exercise price for all options issued under the ESOP is based on the fair market value of the common share price which is the closing price quoted on the Toronto Stock Exchange on the last trading day before the date of grant. The options generally vest annually in equal portions over either a five-year period or a three-year period and must be exercised within a four-year to a six-year period from each date of vesting.

On July 18, 2005 shareholders approved two resolutions amending the ESOP. The first resolution increased the number of common shares of the Corporation reserved for issuance from 1,501,857 common shares to 9,772,505 common shares. Shareholders also approved  the second resolution to remove the restriction providing that the aggregate number of options reserved for issuance to any one person shall not exceed five percent (5%) of the issued and outstanding common shares.

On December 21, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The accelerated options have exercise prices ranging from $0.98 to $59.95 per share and a weighted average exercise price of $1.77 per share. The  purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption by WorldHeart of SFAS 123(R).

Without the acceleration of vesting of stock options, the pre-tax charges under SFAS 123 relating to these options would have been $2.0 million in 2006 and $1.4 million in 2007. The adjustment for stock based compensation under the fair value method is $4.9 million consisting of $3.4 million due to option acceleration vesting and $1.5 million due to options vesting during 2005,  reflected in the proforma table at the end of this note.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the 6.8 million options to purchase shares of the Corporation’s common stock, 6.3 million options became immediately exercisable on December 21, 2005 as a result of the acceleration. Vesting was not accelerated for 520,000 options previously granted to non-employee directors. No changes were made to the exercise price of any outstanding options.

Stock Option and Warrant Activity

The following table summarizes the number of options and warrants outstanding and the weighted average exercise prices:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
Outstanding at December 31, 2002	261,297	45.09	9,683	42.49	607,065	26.18	878,045
Granted	1,079,538	8.07	34,350	8.25	14,138,457	6.18	15,252,345
Exercised	—	—	—	—	(147,857)	7.12	(147,857)
Cancelled	(118,108)	53.77	(3,110)	46.99	—	—	(121,218)
Expired	(2,758)	39.51	—	—	(5,000)	57.75	(7,758)
Forfeited	(75,621)	19.36	(1,258)	9.41	—	—	(76,879)
Outstanding at December 31, 2003	1,144,348	10.98	39,665	13.54	14,592,665	6.99	15,776,678
Granted	127,852	6.46	3,095	7.77	10,923,566	1.58	11,054,513
Exercised	—	—	—	—	(250,000)	5.93	(250,000)
Repurchased	—	—	—	—	(300,000)	5.93	(300,000)
Expired	(7,166)	52.46	—	—	(541,998)	26.84	(549,164)
Forfeited	(514,165)	8.01	(4,583)	8.48	—	—	(518,748)
Outstanding at December 31, 2004	750,869	11.85	38,177	13.68	24,424,233	4.15	25,213,279
Granted	5,799,141	1.27	588,000	1.33	—	—	6,387,141
Exercised	—	—	—	—	(10,655,000)	1.55	(10,655,000)
Repurchased	—	—	—	—	(720,870)	5.93	(720,870)
Cancelled	(367,689)	15.74	(4,695)	8.19	—	—	(372,384)
Outstanding at December 31, 2005	6,182,321	1.69	621,482	2.03	13,048,363	6.18	19,852,166

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2003	$45.67	$50.55	$7.03
December 31, 2004	18.09	18.34	4.15
December 31, 2005	1.69	2.03	6.18
Number of exercisable options and warrants:
December 31, 2003	66,283	4,036	14,592,665
December 31, 2004	287,102	17,867	24,424,233
December 31, 2005	5,662,223	621,482	13,048,363
Range of exercise prices of all options and warrants at December 31, 2005:
From	$0.98	$1.34	$1.55
To	$49.34	$59.95	$28.63
Range of expiry dates of all options and warrants at December 31, 2005:
From	Jan. 1, 2006	Jan. 22, 2006	Feb. 11, 2006
To	Oct. 16, 2012	Sept. 23, 2013	Sep. 14, 2009

The following table summarizes information about the outstanding options and warrants as at December 31, 2005:

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
$ .98 to 2.50	6,599,404	$1.28	6.41
2.51 to 5.00	1,484	$4.08	4.53
5.01 to 7.50	12,511,881	$6.01	2.66
7.51 to 10.00	601,033	$7.93	3.16
10.01 to 20.00	7,838	$14.68	0.33
20.01 to 40.00	127,209	$28.50	0.86
40.01 to 59.95	3,317	$52.28	0.90
	19,852,166	$4.65	3.91

The Corporation accounts for its stock option plan in accordance with the provisions of SFAS No. 123, which requires companies to recognize as expense, over the vesting period, the fair value of all stock based awards on the date of grant or to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied to stock-based awards. The Corporation follows this alternative method. The pro forma net loss and net loss per share in the table below reflects for fiscal 2005 approximately $5.8 million of compensation expense taking into effect WorldHeart’s acceleration of unvested, out-of-the-money options in December 2005 discussed above.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated share-based compensation costs based on stock options granted to directors and employees, and the pro-forma net loss and loss per share are as follows:

	2005	2004	2003
Net loss applicable to common shareholders	$(58,694,025)	$(26,141,798)	$(18,168,304)
Adjustment for stock-based costs under the fair value method	(4,970,236)	(2,134,707)	(1,579,378)
Adjusted pro forma net loss	$(63,664,261)	$(28,276,505)	$(19,747,682)
Reported basic and diluted loss per share	$(1.76)	$(1.70)	$(2.90)
Pro forma basic loss per share	$(1.91)	$(1.84)	$(3.15)

The weighted average fair value of the options issued during the year ended December 31, 2005 was $0.94 (2004—$4.39; 2003—$5.48). The fair values of options granted are determined using the Black-Scholes model. For 2005, 2004 and 2003, the following weighted average assumptions were utilized:

	2005	2004	2003
Expected option life, in years	6	6	6
Volatility	83%	73%	75%
Risk free interest rate	4.17%	4.00%	3.65%
Dividend yield	Nil	Nil	Nil

14.          2007262 ONTARIO, INC.

On December 19, 2001, the Corporation incorporated 2007262 Ontario Inc. (2007262) to carry out specified research and development.

2007262 has been accounted for as a research and development arrangement, recording amounts expended by 2007262 as research and development expenses in the period that they occurred. Expenses incurred by 2007262 in 2005, 2004 and 2003 were $18,723 , $230,071 and $608,970, respectively. On January 1, 2006, WorldHeart purchased the 100 common shares of NewGen and became the sole shareholder of 2007262. WorldHeart is in the process of a voluntary dissolution of 2007262 as there are no active operations in 2007262.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          RESTRUCTURING

On August 25, 2004, the Corporation approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the Novacor North American operations into one location has reduced ongoing business expenses and management expects that it will continue to improve the Corporation’s operational efficiency and effectiveness. The consolidation was completed by June 30, 2005.

	Employee Severnace	Contract Settlement	Write down	Other	Total
Costs accrued during 2004	$1,396,037	$57,653	$338,595	$22,509	$1,814,794
Costs paid or settled in 2004	(795,923)	—	(338,595)	(8,624)	(1,143,142)
Balance in accrued liabilities at December 31, 2004	$600,114	$57,653	$—	$13,885	$671,652
Costs accrued during 2005	122,352	192,012	(6,801)	25,467	333,030
Costs paid or settled in 2005	(722,466)	(249,665)	6,801	(39,352)	(1,004,682)
Balance in accrued liabilities at December 31, 2005	$—	$—	$—	$—	$—

16.          LOSS PER COMMON SHARE

For all of the years presented, diluted loss per share equals basic loss per share due to the anti-dilutive effect of convertible debentures, options and warrants.

	Number of common shares to be issued on exercise or conversion
	2005	2004	2003
Employee and non-employee stock options	6,803,803	789,046	1,184,013
Warrants	13,048,363	24,424,233	14,592,665
Convertible debentures	—	10,655,000	—
Stock options subject to shareholder approval	—	2,383,725	—
Total potentially dilutive instruments	19,852,166	38,252,004	15,776,678

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.          INCOME TAXES

The Corporation operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Corporation’s effective tax rate is as follows:

	December 31,
	2005	2004	2003
Canadian loss	$(26,813,000)	$(15,790,000)	$(10,115,000)
United States’ loss	(24,169,000)	(9,053,000)	(4,185,000)
European loss	(1,852,000)	(1,300,000)	(329,000)
Loss before income taxes	(52,834,000)	(26,142,000)	(14,629,000)
Expected statutory rate	36.12%	36.12%	36.62%
Expected recovery of income tax	(19,084,000)	(9,440,000)	(5,360,000)
Effect of foreign tax rate differences	(1,281,000)	(510,000)	(350,000)
Permanent differences	6,354,000	2,316,000	(1,860,000)
Change in valuation allowance	15,240,000	7,930,000	12,360,000
Effect of changes in SR&ED carry forwards	371,000	2,256,000	760,000
Effect of tax rate changes	—	268,000	270,000
Effect of exchange rate differences	(1,600,000)	(2,820,000)	(5,820,000)
Recovery of income taxes	$—	$—	$—

The Canadian statutory income tax rate of 36.12% is comprised of federal income tax at approximately 22.12% and provincial income tax at approximately 14.00%. For the years ended December 31, 2003, the permanent differences relate primarily to imputed interest expense on the Preferred Shares and goodwill amortization.

	December 31,
	2005	2004
Deferred tax assets:
SR&ED expenditures	$10,410,000	$10,280,000
Net operating losses	45,810,000	37,750,000
Investment tax credits	5,610,000	5,540,000
Share issue costs	5,240,000	4,790,000
Asset basis differences	7,740,000	1,500,000
	74,810,000	59,860,000
Less: valuation allowance	(74,810,000)	(59,570,000)
	—	290,000
Deferred tax liabilities:
Asset basis differences	—	(290,000)
Net deferred income tax liability	$—	$—

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

As at December 31, 2005, the Corporation has unclaimed Scientific Research and Experimental Development (SR&ED) expenditures, income tax loss carryforwards and investment tax credits. The unclaimed amounts and their expiry dates are as follows:

	December 31,
	2005	2004	2003
SR&ED expenditures—carried forward without expiry	$28,816,205	$28,500,000	$25,610,000
Income tax loss carryforwards:
Federal (Canada) (expire 2003-2009)	61,484,493	57,054,000	49,210,000
Provincial (expire 2003-2009)	62,568,187	55,900,000	52,290,000
United States (expire 2010-2017)	62,400,000	49,100,000	46,430,000
Europe	3,103,820	1,400,000	140,000
Investment tax credits (expire 2006-2012)	7,203,480	7,100,000	6,170,000

18.          COMMITMENTS AND CONTINGENCIES

(a)         Operating Leases

The Corporation is committed to minimum lease payments for office facilities and equipment and licenses as follows:

Year	Lease payments	Licenses and other
2006	$1,065,315	$51,000
2007	473,172	76,000
2008	163,168	76,000
2009	1,919	—
2010	—	—

Total rent expense for the years ended December 31, 2005, 2004, and 2003 was $1,084,866, $1,026,315, and $1,114,717, respectively. During 2002, the Corporation pledged cash in the amount of $750,000 as collateral for obligations under a premises lease for its Oakland operation. During 2003, $222,003 was drawn against the cash amount pledged to cover certain rent obligations and in 2004 the Corporation restored the balance to the original pledged amount of $750,000. The balance of pledged cash used as collateral remains at $750,000 at December 31, 2005. In addition, WorldHeart has paid a $150,000 security deposit associated with the Oakland lease.

(b)         Novacor LVAS Royalties

The Corporation is committed, under the Novacor LVAS royalty agreement to royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments to December 31, 2005 total $1,121,225 (2004 - $1,027,184).

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)          Technology Partnerships Canada Contribution Agreement

During 2002, the Corporation entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Through December 31, 2005, the Corporation claimed funding in the amount of approximately $6.6 million. Effective January 1, 2004, repayment would be in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period they will continue until 2015 or until the maximum is reached, whichever is earlier. In connection with the agreement, the Corporation also granted TPC 92,857 warrants to purchase an equivalent number of common shares of the Corporation, exercisable until December 4, 2006, at an exercise price of $29.05 per share.

During 2005, the Government of Canada  reassessed the TPC program and delayed a final closing meeting required to disburse $209,543 in remaining payments to WorldHeart. As there is uncertainty as to whether these amounts will be received, the Corporation has provided for the full amount of this receivable.

(d)         Research Agreement

Effective April 1, 1996, the Corporation entered into a research agreement with the Cardiovascular Devices Division (CVD) of the Ottawa Heart Institute Research Corporation (Research Agreement) under which the Corporation agreed to fund a substantial portion of CVD’s remaining research efforts relating to artificial heart technology. The Corporation acquired joint ownership with CVD of the technology arising from CVD’s research under the Research Agreement and an exclusive twenty-five year license to market the product and certain other related technologies for an initial license fee of $147,544 and royalties of 7%. The Corporation is no longer focused on developing or commercializing this technology and as a result is not expected to make any royalty payments to CVD.

The Corporation’s research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2005 and the Corporation does not anticipate any future payments under the Research Agreement, as it is not pursuing development of the CVD artificial heart technology.

The Corporation has been in discussions with the Ottawa Heart Institute to resolve certain payments which both parties believe are owed to the other. In addition, a former officer of WorldHeart currently employed at CVD has made additional claims for certain payments. WorldHeart believes that most of these claims are unsubstantiated and without merit. At December 31, 2005, World Heart has accrued liabilities of approximately $770,000 and recorded accounts receivable of $615,000 related to CVD and the former officer.

Under the terms of an exclusive license agreement with the University of Utah, which was assigned to WorldHeart as part of the MedQuest Acquisition, WorldHeart has accrued a liability at December 31, 2005 of $125,000 payable to the University in the first quarter of 2006.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.          NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL AND SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating components of working capital is comprised of:

	December 31,
	2005	2004	2003
Accounts and other receivables	$341,768	$(475,399)	$(334,286)
Prepaid expenses	(184,180)	52,000	(275,978)
Inventory	(103,470)	(2,176,785)	(1,812,506)
Accounts payable and accrued liabilities	(754,091)	(2,172,728)	(2,502,353)
Accrued compensation	(536,997)	(359,814)	(14,111)
	$(1,236,970)	$(5,132,726)	$(4,939,234)

Interest and financing costs paid in the year ended December 31, 2005 totaled $305,000 (2004—nil).

20.          SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Corporation’s chief decision maker in deciding how to allocate resources and assess performance. The Corporation’s chief decision maker is the Chief Executive Officer.

The Corporation has one operating segment for the purpose of making operating decisions and assessing performance and operates in several geographic locations.

Geographic Locations

The following geographic data includes revenue based on product shipment destination and long-lived assets based on physical location. The Corporation has locations in the United States and Europe:

	2005		2004
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
United States	$8,978,882	$2,265,834	$5,343,725	$16,038,366
Europe	1,698,957	253,894	3,033,294	515,011
Canada	685,959	—	510,672	2,892,864
Japan	282,156	—	688,070	—
Total	$11,645,954	$2,519,728	$9,575,761	$19,446,241

At December 31, 2005, 2004 and 2003 accounts receivable from Edwards comprised 6%, 8% and 24%, respectively, of accounts receivable. One other account receivable in 2003 amounted to greater than 10% of the total accounts receivable balance. During 2005, Edwards accounted for 5% of revenue and no other customer accounted for more than 10% of revenue. During 2004, Edwards accounted for 7% of revenue and   no other customer accounted for more than 10% of revenue. In 2003, Edwards accounted for 38% of revenue and two other customers accounted for 23% of revenue.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INSTRUMENTS

Financial instruments recognized in the balance sheet at December 31, 2005 consist of cash and cash equivalents, trade and other receivables, accounts payable and certain accrued  liabilities. The Corporation does not hold or issue financial instruments for trading purposes.

The Corporation invests the majority of its excess cash in high-grade instruments and diversifies the concentration of cash among different financial institutions.

(a)         Fair value

The Corporation believes that the carrying values of its financial instruments approximate their fair values because of their short terms to maturity, except for the long-term receivable at December 31, 2004. The long-term receivable is valued at the present value of future cash flows at a rate of  4%.

(b)         Interest rate risk

The Corporation is subject to interest rate risks from time to time because of the term to maturity of its cash equivalents and short-term investments. During 2005, all of WorldHeart’s investments were in money market funds.

(c)          Foreign exchange risk

WorldHeart has assets and liabilities denominated in foreign currencies, including primarily the Euro. WorldHeart’s current foreign currency exposure is small, but if its’ exposure changes in the future it may enter into foreign exchange contracts in order to match its foreign exchange requirements.

(d)         Credit risk

Financial instruments that potentially subject the Corporation to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Corporation has established guidelines for cash, cash equivalents and short-term investments relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. The Corporation has a limited number of customers, all of which operate in the health-care industry.   The Corporation performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Corporation maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.          CANADIAN ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Corporation, for the years ended December 31, 2005 and 2004 in the following material respects from Canadian GAAP. There are no differences in reported cash flows for the years presented.

	December 31,
	2005	2004
BALANCE SHEETS—Canadian GAAP
ASSETS
Current assets	$23,546,784	$21,743,636
Long-term receivable	—	318,553
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,837,540	2,011,586
Intangible assets	17,317,249	255,012
Goodwill	—	17,179,643
	$43,451,573	$42,258,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$6,100,347	$7,637,819
Convertible debentures(1)	10,172	2,530,659
Long-term obligation	8,830	16,368
	6,119,349	10,184,846
Shareholders’ equity (deficiency)
Common shares(2)(3)	250,131,052	187,027,058
Contributed surplus(1)(3)	12,682,731	22,871,780
Cumulative translation adjustment	(6,490,184)	(6,490,184)
Accumulated deficit(1)(2)(3)(4)	(218,991,375)	(171,335,070)
	37,332,224	32,073,584
	$43,451,573	$42,258,430

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2005	2004	2003
Net loss in accordance with U.S. GAAP	$(52,833,775)	$(26,141,798)	(14,629,054)
Adjustments to reconcile to Canadian GAAP:
Non-cash share based compensation costs(6)(3)	(4,970,236)	(2,134,707)	—
Interest and accretion on convertible debentures(1)	(608,910)	5,469,700	—
Amortization of purchased in-process research and development(5)	(1,512,280)	—	(916,180)
Interest on preferred shares(3)	—	—	(4,322,110)
Foreign exchange translation on shares(3)	—	—	(1,985,669)
In-process research and development(5)	18,147,341	—	—
Gain on settlement of obligation under research and development arrangement(4)	—	—	(1,694,300)
Net loss in accordance with Canadian GAAP	(41,777,860)	(22,806,805)	(23,547,313)
Weighted average number of common shares outstanding	33,369,318	15,373,689	6,259,757
Basic and diluted loss per common share	$(1.25)	$(1.48)	$(3.76)

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

	September 15, 2004	December 31, 2004	December 31, 2005
Convertible debentures	$1,734,350	$2,530,659	$—
Warrants	4,504,127	4,504,127	—
Conversion feature	5,863,191	5,863,191	—
	$12,101,668	$12,897,977	$—

The value allocated to the debentures will accrete to the cash value at maturity at the effective interest rate. All of the debentures were converted and certain warrants were exercised in July 2005.

(2)          Under U.S. GAAP, the difference between the issue price and initial public offering (IPO) price of shares issued within a one-year period prior to the IPO is generally accounted for as an expense and charged against earnings for the period with a corresponding and equal amount recorded as paid-in capital. There is no corresponding requirement under Canadian GAAP. The difference of $32,867,182 related to the Corporation’s IPO in 1996, increases the common shares and accumulated deficit reported under U.S. GAAP, with no difference reported in total shareholders’ equity.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)          Under U.S. GAAP, mandatorily redeemable convertible preferred shares are recorded as mezzanine financing at their fair value on the date of issue and excluded from both shareholders’ equity and long-term debt. Dividends are accumulated on these shares at the average dividend rate and this amount, together with the amount necessary to accrete the fair value to the redemption price on maturity, are charged first to retained earnings; if no retained earnings, then to accumulated paid-in capital; if no accumulated paid-in capital, then to accumulated deficit. Under Canadian GAAP these shares are treated as compound instruments and divided into their debt and equity components based on the relative fair values at the time of issue and the effective interest related to the debt component is charged to earnings. The different presentation on the balance sheets also results in a difference in the treatment of exchange because, under Canadian GAAP the amount in shareholders’ equity is translated at historical rates and the amount in long-term debt is translated at current rates. Under U.S. GAAP, the full value of the preferred shares is translated at current rates.

(4)          Under U.S. GAAP, the obligation under the research and development arrangement is classified as a liability. Under Canadian GAAP, this amount is reflected as equity as New Generation Biotech (Equity) Fund Inc. (NewGen) was to receive equity securities of the Corporation upon completion of the R&D arrangement. On January 31, 2003, the Corporation exchanged the 637,000 Series 1 preferred shares held by NewGen for 637,000 common shares of WorldHeart and 637,000 common share purchase warrants exerciseable into one common share of WorldHeart at a price of $27.71 per share at any time up to January 24, 2004. As a result of the transaction the Corporation has recorded a gain on the settlement of the obligation and increased share capital by $1,694,300 under U.S. GAAP.

(5)          Under U.S. GAAP, acquired in-process research and development is required to be expensed if the related technology has not reached technological feasibility and does not have an alternative future use. Under Canadian GAAP, this amount is capitalized and amortized over its useful life. As a result of the MedQuest acquisition in-process research and development that was written off for U.S. GAAP is amortized under Canadian GAAP, in 2005. The 2003 amortization relates to an acquisition in 2000.

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

23.          NEW ACCOUNTING PRONOUNCEMENTS

On June 1, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB 20, “Accounting Changes,” (“APB 20”) and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward many other provisions of APB 20 without change, including the provisions related to the reporting of a change in

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting estimate, a change in the reporting entity and the correction of an error. The Corporation will adopt this standard effective January 1, 2006.

In June 2001, the FASB issued SFAS No. 148,which amended the transitional provisions of SFAS No. 123 for companies electing to recognize employee stock-based compensation using the fair value based method. The provisions of FASB No. 148 will be effective for years beginning on or after January 1, 2006.

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure in the footnotes to financial statements is no longer an alternative. WorldHeart is required to adopt SFAS 123(R) effective at the beginning of the first quarter of fiscal 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all prior periods presented, or for prior interim periods of the year of adoption. The Corporation will adopt the “modified prospective” method  beginning in the first quarter of 2006.

In December 2005, WorldHeart implemented a plan to accelerate vesting of all of its employee and consultant stock options, other than those held by non-employee directors, and took other actions to improve employee morale and minimize the impact of the adoption of FAS 123(R).