Form 10KSB/A
period 2005-12-31
WORLD HEART CORP
filed 2006-04-26
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

World Heart Corporation (the “Company” or “WorldHeart”) is filing this Amendment No. 1 on Form 10-KSB/A for the year ended December 31, 2005, which amends the Company’s Form 10-KSB originally filed with the Securities and Exchange Commission on March 27, 2006, and is being filed solely for the purpose of providing information required by Part III of Form 10-KSB. These items were not included in the original Form 10-KSB because the Company anticipated that the information would be provided in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the Company’s 2005 fiscal year. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

Part III

Item 9.                        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

Set forth below is the name, age and biographical information for each person serving as and nominated by the Board of Directors as recommended by the Corporate Governance and Nominating Committee as a director. Each elected director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified, or until such director’s earlier death, resignation or removal.

C. Ian Ross (64), has served as a director of the Company since February 2000. He currently serves as Chairman of the Board of Directors of WorldHeart and is on a number of Board Committees. From July 1999 to September 2003, Mr. Ross was Senior Director, Administration in the Dean’s Office at the Richard Ivey School of Business, University of Western Ontario, with responsibility for managing the support functions for the business school. Since September 2003, Mr. Ross has been a professional company director. He currently serves as a director of Ontario Power Generation, which is a wholly-owned business corporation charged with managing and operating Crown provincial electricity generation assets, GrowthWorks Canadian Fund Ltd. (Chair), a labour-sponsored venture capital corporation, PetValu Canada Inc. (Chair), a specialty retailer of pet food and pet supplies, Comcare Health Services, a community-based company providing health care solutions, and e-Just Systems Inc. (Chair), a management systems development company providing software to police and the courts.

John F. Carlson (67), has served as a director of the Company since December 2003. Mr. Carlson is the former Chair and Chief Executive Officer of Cray Research, Inc., a supercomputer manufacturer and a predecessor to the business of Cray Inc., holding those positions from 1992 to 1995. Mr. Carlson joined Cray Research, Inc. in 1976 holding several positions, including Chief Financial Officer. He received his CPA certificate in 1966. Since 2000, Mr. Carlson has been a professional company director. He currently serves as a director on a number of private and public company boards, including BioNumerik Pharmaceuticals Inc., a pharmaceutical company focused on the design and development of small molecule drugs for treating patients with cancer, BioEnergy Inc., a life sciences company utilizing proprietary platform technologies to improve cardio-vascular health and tissue function, Excorp Medical, Inc. (Chair), a medical device company developing a bio-artificial liver system intended for use in hospital intensive care units, and Superconductor Technologies Inc., a wireless infrastructure company.

William C. Garriock (67), has served as a director of the Company since December 2003. Since 2003, Mr. Garriock has been a professional company director and the retired Chair (from 2000 to 2003) and former President (from 1994 to 1999) of MDS SCIEX, the analytical instrument division of MDS Inc. He was the Executive-at-Large for MDS Inc, a health and life sciences company from 2000 to 2003. From 1993 to 1994, he was Vice President and Managing Partner (Pharmaceuticals) of MDS Health Ventures Inc. following 18 years as President and CEO of Miles Canada Inc. (now Bayer Canada Inc.), a pharmaceutical, diagnostics and consumer products company. Mr. Garriock currently serves as Chair or director of public and private companies, including Biomedical Photometrics, a private company, and Cipher Pharmaceuticals Inc., a pharmaceutical development company.

Robert J. Majteles (41), has served as a director of the Company since September 2003. Mr. Majteles founded Treehouse Capital, LLC, a firm focused on blending value and growth investment disciplines to make active investments in later-stage technology companies in 2001. Currently, Mr. Majteles is on the Board of Directors of Adept Technology, Inc., Macrovision Corporation, Vertical Communications, Inc., and Unify Corporation. Mr. Majteles received a law degree from Stanford University and an undergraduate degree from Columbia University. In addition, Mr. Majteles is a lecturer at the Lester

Center for Entrepreneurship, Haas School of Business, University of California, Berkeley and is a Member of the Board of Trustees of the Head-Royce School, Oakland, California.

Jal S. Jassawalla (60) has served as a director of the Company since December 2005 and has been President and Chief Executive Officer of the Company since July 2004. From June 2003 to July 2004, Mr. Jassawalla was Executive Vice President and Chief Technical Officer of the Company and was responsible for research and development, clinical affairs, clinical and technical support and quality. Mr. Jassawalla was a co-founder of

Novacor Medical Corporation in 1979 and became an employee when the Company acquired the Novacor division of Edwards Lifesciences LLC, formerly Baxter Corporation, in June 2000.

Executive Officers

Set forth below is the name, age and biographical information for each executive officer of the Company.

Jal S. Jassawalla (60) has served as the President and Chief Executive Officer of the Company since July 2004. Mr. Jassawalla’s biographical information is set forth above.

A. Richard Juelis (57) was appointed Vice President, Finance and Chief Financial Officer in June 2005. He previously held the same position with Cellegy Pharmaceuticals, Inc., a public pharmaceutical company from 1994 to March 2005. Mr. Juelis has held domestic and international financial and general management positions with both major and emerging health care companies. He is currently on the board of directors of Adept Technologies, Inc., a public company manufacturing flexible automation and robotic equipment.

Piet Jansen (46) joined the Company in February 2004 as Chief Medical Officer and was appointed Managing Director, Europe, in July 2004. Prior to joining the Company, Mr. Jansen was the Vice-President, Clinical Programs at Orqis International GmbH from 2003 to February 2004 and at Jarvik Heart Inc. as Vice President, Clinical Affairs from 2001 to 2003. From 1997 to 2001, Mr. Jansen worked for the Novacor Division of Edwards Lifesciences LLC, formerly Baxter Corporation.

John J. Vajda (66) joined the Company in June 2005 as Vice President, Manufacturing. Prior to joining the Company, Mr. Vajda was at Centaur Pharmaceuticals, Inc. from January 1997 as Director of Operations and became Vice President in February 1998. One year later, he was appointed Senior Vice President of Operations in charge of process development, manufacturing, engineering, facilities, and quality control. Previous to Centaur, Mr. Vajda was Director of Operations for Oculex Pharmaceuticals, Inc. and ChemTrack, Inc. and spent 17 years with the Dow Chemical Co. in several executive positions.

John Marinchak (44) joined the Company in October 2003 as Director of Sales, North America and was appointed Vice President, Marketing and Sales in July 2004. Prior to joining the Company, Mr. Marinchak was Director of Sales at Cardica, from May 2003. From 1999 to May 2003, he was the Western Area Sales and International Sales Manager with Thoratec Corporation.

Phillip J. Miller (57) was appointed Vice President, Research and Development in November 2004. Mr. Miller became an employee in June 2000 when the Company acquired the Novacor Division of Edwards Lifesciences LLC, formerly Baxter Corporation. Prior to joining the Company, Mr. Miller was Director, Biomedical Engineering at Edwards Lifesciences LLC commencing in 1973.

Pratap S. Khanwilkar (43) joined the Company in August 2005 as Vice-President Rotary Systems & Business Development upon the Company’s acquisition of MedQuest Products, Inc. Prior to joining the Company, Mr. Khanwilkar was Chief Executive Officer and a co-founder of MedQuest from 1993. Mr. Khanwilkar has more than 50 publications in scientific, engineering and medical journals and, most recently, he was recognized as a 2006 Fellow of the American Institute of Medical & Biological Engineering (AIMBE).

Board of Directors and Committees of the Board

The Board of Directors has a Compensation Committee, an Audit Committee, a Corporate Governance and Nominating Committee and a Strategic Planning Committee.

Audit Committee.   The Audit Committee of the Board of Directors of the Company assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing and reporting practices of WorldHeart. The Audit Committee’s role includes overseeing WorldHeart’s internal accounting and auditing processes and discussing with WorldHeart’s management the processes to manage the business, financial risk and compliance with applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for reviewing all financial continuous disclosure filings of WorldHeart, including press releases with respect to earnings and related matters. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditors engaged to prepare and issue audit reports on the financial statements of WorldHeart. The Committee also approves all non-audit expenditures. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. During 2005, the Audit Committee was composed of three directors: John F. Carlson (Chair), C. Ian Ross and William C. Garriock and met seven times during the year. All members of the Company’s Audit Committee are independent (as independence is defined in Nasdaq Marketplace Rule 4200(a)(15)). The Board of Directors has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that John F. Carlson is an “audit committee financial expert” as currently defined in Rule 10A-3 of the Exchange Act. The specific responsibilities and functions of the Audit Committee are delineated in the Amended and Restated Audit Committee Charter.

Compensation Committee

The principal responsibilities of the Compensation Committee are: (i) to review, approve and recommend to the Board of Directors the annual goals, objectives and compensation of the President and Chief Executive Officer of the Company and to evaluate performance against those goals and objectives; (ii) to oversee the performance evaluation of the Company’s other executive officers and approve and recommend their compensation; (iii) to oversee the administration of the Company’s equity-based compensation and approve grants of equity compensation under the Company’s employee stock option plan. The Compensation Committee’s role includes producing the report on executive compensation required to be included in the Company’s proxy statement. During 2005, the Compensation Committee was composed of three directors: Robert J. Majteles (Chair), C. Ian Ross and William C. Garriock, and met twice during the year. All members of the Company’s Compensation Committee are independent (as independence is defined in Nasdaq Marketplace Rule 4200(a)(15)). The Board of Directors has adopted a written Compensation Committee Charter.

Corporate Governance and Nominating Committee

The principal responsibilities of the Corporate Governance and Nominating Committee are: (i) to determine the slate of director nominees for election to the Company’s Board of Directors and recommend candidates to fill vacancies that may occur; (ii) to review the composition of the committees of the Board of Directors; and (iii) to monitor compliance with, review and recommend changes to the Company’s compliance with corporate governance regulatory requirements, including issues of significance to the Company and its shareholders. During 2005, the Corporate Governance and Nominating Committee was composed of three directors: C. Ian Ross (Chair), John F. Carlson and William C. Garriock and met once during the year. All members of the Company’s Corporate Governance and

Nominating Committee are independent (as independence is defined in Nasdaq Marketplace Rule 4200(a)(15)). The Board of Directors has adopted a written Corporate Governance and Nominating Committee Charter.

Although no established specific minimum qualifications for director nominees have been adopted, the Corporate Governance and Nominating Committee reviews the backgrounds and qualifications of directors and potential nominees. The Committee annually reviews the Board of Director nominees in the context of current composition and the Company’s current circumstances, and considers director candidates recommended by shareholders. The name of any recommended candidate for director may be sent to the attention of the Corporate Governance and Nominating Committee. These requirements are separate from and in addition to the SEC requirements that must be met by a shareholder in order to have a shareholder proposal included in the Company’s proxy statement. See “Information Concerning Solicitation and Voting—Shareholder Proposals.” To date, the Corporate Governance and Nominating Committee has not received any recommendations from shareholders requesting that the Corporate Governance or Nominating Committee consider a candidate for inclusion among the Corporate Governance and Nominating Committee’s slate of nominees in the Company’s proxy statement.

Strategic Planning Committee

The Strategic Planning Committee’s overall responsibility is to assist the Board of Directors in its long range financial and strategic planning efforts. The primary responsibilities of the Strategic Planning Committee are (i) to make choices on strategic direction of the Company; (ii) to focus the financial resources of the Company on program initiatives which have the greatest opportunity for technical, commercial and financial success based on the markets and the factors required to succeed in those markets; and (iii) to identify the resources required to ensure a successful implementation of the Company’s strategic plan. All members of the Board of Directors are members of the Strategic Planning Committee and the Committee met once during 2005. The specific responsibilities and functions of the Strategic Planning Committee are delineated in the Strategic Planning Committee Charter.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF CONDUCT AND ETHICS

We have adopted a written code of business conduct and ethics that applies to our principal executive officer and principal financial and accounting officer, or persons performing similar functions, as well as all employees of WorldHeart. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and Nasdaq by filing such amendment or waiver with the SEC.

Item 10.                 Executive Compensation.

The following table shows for the fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and its other three most highly compensated executive officers at the end of fiscal year 2005 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long Term Compensation
Named Executive Officers and Principal Position	Year	Salary ($)	Bonus ($)		Other annual compensation ($)		Securities underlying options (#)		All other Compensation ($)
Jal S. Jassawalla	2005	$267,000	—				1,000,000	(3)	$4,107	(4)
President and Chief	2004	$267,000	—		—		787,225	(3)	—
Executive Officer	2003	$227,000	$64,381		$24,000	(5)	104,558		—
A. Richard Juelis(1)	2005	$112,308	—		—		275,000	(6)	—
Vice President Finance,	2004	—	—		—		—		—
Chief Financial Officer	2003	—	—		—		—		—
D. Mark Goudie(2)	2005	CAD 71,689	—		—		40,000	(7)
Vice President Finance,	2004	CAD 202,209	—		—		40,000	(7)	CAD 209,667	(8)
Chief Financial Officer	2003	CAD 144,900	CAD 95,300		—		37,395	(7)	—
Piet Jansen	2005	€170,000	—		€30,057	(10)	85,000	(9)	—
Managing Director	2004	€153,750	—		—		261,500	(9)	—
Europe and Chief Medical Officer	2003	—	—		—		—		—
John Marinchak	2005	$160,000	$110,000	(12)	$6,600	(13)	100,000	(11)	$5,839	(4)
Vice President	2004	$142,096	$157,291	(12)	$6,600	(13)	160,000	(11)	—
Marketing and Sales	2003	$21,635	$22,500	(12)	$1,142	(13)	18,256	(11)	—
Phillip J. Miller	2005	$160,000	—		—		145,000	(14)	$13,767	(4)(15)
Vice President Research	2004	$141,414	—		—		180,000	(14)	$7,280	(15)
and Development	2003	$130,305	$23,455		—		5,036	(14)	$4,689	(15)

(1)             Mr. Juelis became Vice President, Finance and Chief Financial Officer in June 2005.

(2)             Mr. Goudie resigned as Vice President, Finance and Chief Financial Officer of WorldHeart in May 2005.

(3)             Options for 787,225 common shares were granted to Mr. Jassawalla on September 23, 2004, and Mr. Jassawalla forfeited previously granted options for 105,397 common shares. The September 23, 2004 options initially had an exercise price of $1.12, and required approval by the shareholders, which was given on July 18, 2005. After the shareholder approval, the exercise price of these options was adjusted to $1.30 reflecting the fair market value on the date shareholders approved the grant. On January 31, 2005, options for 1,000,000 common shares were granted to Mr. Jassawalla.

(4)             Represents 401(k) company matching contribution.

(5)             Travel allowance paid to Mr. Jassawalla of $24,000. No travel allowances were paid to Mr. Jassawalla in 2004 and 2005.

(6)             Options for 275,000 common shares were granted to Mr. Juelis on May 27, 2005.

(7)             Options for 40,000 common shares were granted to Mr. Goudie, subject to meeting certain milestones, on September 23, 2004, and Mr. Goudie forfeited previously granted options for 39,820 common shares. The September 23, 2004 options initially had an exercise price of $1.12, and required approval by the shareholders, which was given on July 18, 2005. After the shareholder approval, the exercise price of these options was adjusted to $1.30 reflecting the fair market value on the date shareholders approved the grant. On January 31, 2005, options for 40,000 commons shares were granted to Mr. Goudie.

(8)             Amount represents a payment for notice, severance and vacation lump sum accrued in 2004 and paid in 2005 as part of Mr. Goudie’s termination arrangements pursuant to Mr. Goudie’s employment agreement with WorldHeart.

(9)             Options for 240,000 common shares were granted to Dr. Jansen on September 23, 2004, and Dr. Jansen forfeited previously granted options for 21,500 common shares. The September 23, 2004 options initially had an exercise price of $1.12, and required approval by the shareholders, which was given on July 18, 2005. After the shareholder approval, the exercise price of these options was adjusted to $1.30 reflecting the fair market value on the date shareholders approved the grant. On January 31, 2005, options for 85,000 common shares were granted to Mr. Jansen.

(10)       Represent the car allowance and health care benefits paid to Dr. Jansen.

(11)       Options for 160,000 common shares were granted to Mr. Marinchak on September 23, 2004, and Mr. Marinchak forfeited previously granted options for 18,256 common shares. The September 23, 2004 options initially had an exercise price of $1.12, and required approval by the shareholders, which was given on July 18, 2005. After the shareholder approval, the exercise price of these options was adjusted to $1.30 reflecting the fair market value on the date shareholders approved the grant. On January 31, 2005, options for 100,000 common shares were granted to Mr. Marinchak.

(12)       Represent sales commissions paid to Mr. Marinchak.

(13)       Represents car allowance paid to Mr. Marinchak.

(14)       Options for 180,000 common shares were granted to Mr. Miller on September 23, 2004, and Mr. Miller forfeited previously granted options for 5,716 common shares. The September 23, 2004 options initially had an exercise price of $1.12, and required approval by the shareholders, which was given on July 18, 2005. After the shareholder approval, the exercise price of these options was adjusted to $1.30 reflecting the fair market value on the date shareholders approved the grant. On January 31, 2005, options for 145,000 common shares were granted to Mr. Miller

(15)       $7,162, $7,280, $4,689 in 2005, 2004 and 2003, respectively, represent royalties on the sales of the Novacor LVAS pursuant to a royalty agreement between Mr. Miller and WorldHeart dated April 22, 1998.

STOCK OPTION GRANTS AND EXERCISES

The Company grants options to its employees, executive officers and directors under the World Heart Corporation Employee Stock Option Plan, as amended (the “Plan”). As of April 13, 2006 options to purchase a total of 6,753,284 shares were outstanding under the Plan and options to purchase 3,019,221 shares remained available for grant thereunder.

The following tables show for the fiscal year ended December 31, 2005, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers.

OPTION GRANTS IN FISCAL YEAR 2005

	Common	As a Percentage			Potential Realizable
	Shares	of Total Options			Value at Assumed
	Under	Granted to	Exercise		Annual Rates of
	Options	Employees in	Price		Stock Price Appreciation
Named Executive	Granted	Financial Year	($/Common	Expiration	for Option Term
Officers	(#)	(%)	Share)	Date	5%	10%
Jal S. Jassawalla(1)	1,000,000	29.85%	$1.48	January, 2014	$930,777	$2,358,756
A. Richard Juelis(2)	275,000	8.21%	$1.15	May, 2014	$198,901	$504,039
D. Mark Goudie(3)	40,000	1.19%	$1.48	May, 2008	$37,244	$94,367
Piet Jansen	85,000	2.54%	$1.48	January, 2014	$79,128	$200,510
John Marinchak	100,000	2.99%	$1.48	January, 2014	$93,090	$235,891
Phillip J. Miller	145,000	4.33%	$1.48	January, 2014	$134,974	$342,035

(1)          Mr.Jassawalla became President and Chief Executive Officer of the Corporation on July 28, 2004.

(2)          Mr. Juelis became Vice President, Finance and Chief Financial Officer on June 2, 2005.

(3)          Mr. Goudie resigned as Vice President, Finance and Chief Financial Officer of WorldHeart on May 17, 2005.

The aggregate number of options granted to all employees during the year ended December 31, 2005 was 3,349,750.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares		Number of Securities Underlying Unexercised		Value of Unexercised In-the-Money
Named Executive Officers	Acquired on Exercise	Value Realized	Options at December 31, 2005		Options At December 31, 2005
	(#)	($)	Exercisable(#)	Unexercisable(#)	Exercisable($)	Unexercisable($)
Jal S. Jassawalla	—	—	1,000,000	—	—	—
A. Richard Juelis	—	—	275,000	—	—	—
D. Mark Goudie	—	—	40,000	—	—	—
Piet Jansen	—	—	85,000	—	—	—
John Marinchak	—	—	100,000	—	—	—
Phillip J. Miller	—	—	145,000	—	—	—

On December 21, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. No options were exercised by Named Executive Officers during 2005. As of December 31, 2005, none of the options held by the Named Executive Officers were in-the-money.

OPTION REPRICINGS

The following table provides certain information with respect to certain options forfeited by the Named Executive Officers during the past fiscal year (1) and the number of new options granted to each Named Executive Officer. There is no direct correlation between the number of options forfeited and the number of options granted but the nature of these actions is considered to be a repricing of options received by the Named Executive Officers.

Named Executive Officer	Forfeited Options	Exercise Price	Expiry Date	New Options Granted	Exercise Price	Expiry Date
Jal S. Jassawalla	105,397	$7.77-$29.05	Jan 4, 2007 to 12/31/2010	787,225	$1.30	September, 2013
A. Richard Juelis	—	—	—	—	—	—
D. Mark Goudie	39,820	Cdn$8.54-$37.45	April 1, 2007 to Dec 31, 2010	40,000	$1.30	May, 2008
John Marinchak	18,256	$7.21-$7.83	Oct 26, 2008 to Dec 31, 2010	160,000	$1.30	September, 2013
Piet Jansen	21,500	$7.03	Dec 31, 2008 to Dec 31, 2010	240,000	$1.30	September, 2013
Phillip J. Miller	5,716	$7.77-$29.05	Jan 4, 2007 to Dec 31, 2010	180,000	$1.30	September, 2013

(1)             In September 2004, the Board of Directors of WorldHeart determined to make certain grants of options to employees, executive officers and directors of WorldHeart in order to improve morale and ensure retention of their services. The Named Executive Officers, among others, agreed to forfeit certain previously granted options with higher exercises prices, and each individual was granted new options on a common basis with more equitable terms, including lower exercise price. Although these option grants were made in September 2004, they were subject to shareholder approval, which was received in July 2005. The September 2004 options initially had an exercise price of $1.12, and after the shareholder approval was received, the exercise price of these options was adjusted to $1.30 reflecting the fair market value on the date shareholders approved the grant.

COMPENSATION OF DIRECTORS

Each non-employee director of the Company receives an annual cash fee of Cdn$15,000. The Chairman of the Board of Directors receives an additional cash fee of Cdn$48,000, the Chair of the Audit Committee receives an additional cash fee of Cdn$30,000, and the Chairs of each of the other committees receive an additional cash fee of Cdn $25,000. Beginning in 2006, the Chair of the Corporate Governance and Nominating Committee will not receive a fee. An additional Cdn$1,000 per diem fee is paid for meetings attended in person and a Cdn $500 per diem fee is paid for meetings attended by telephone, with a daily maximum of Cdn $1,000. In the fiscal year ended December 31, 2005, the total compensation paid to non-employee directors was Cdn$346,500 of which Cdn$ 94,000 was for 2004 compensation paid in

2005. Non-employee directors are also entitled to be reimbursed for travel and other expenses incurred in attending meetings of the Board of Directors or of a committee.

Each of the Company’s non-employee directors also receives stock option grants under the Plan. Options granted under the Plan are nonstatutory stock options under the Internal Revenue Code.

During 2005, the Company granted options to purchase 50,000 shares to each non-employee director at an exercise price of $1.48 per share, the fair market value of such common shares on the date of grant.  As of April 13, 2006, no options had been exercised by the directors under the Plan.

Upon consummation of World Heart’s 2003 common stock and warrant financing, the Special Situations Funds exercised its right to designate a director nominee and designated Robert J. Majteles to serve as a member of our Board of Directors. Mr. Majteles joined the Board of Directors in 2003, and was subsequently reelected to serve on the Board at the 2005 annual shareholders meeting. Mr. Majteles serves on the Board of Directors of Adept Technology, Inc. Mr. Richard Juelis, our Chief Financial Officer, also serves on the Board of Directors of Adept, including the compensation committee thereof. Special Situations Funds, the second largest shareholder of WorldHeart, is also a significant shareholder of Adept. Mr. Majteles is the founder of Treehouse Capital, LLC, an investment firm. Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Fund, L.P. have entered into an agreement with Mr. Majteles and Treehouse Capital pursuant to which Treehouse Capital, through Mr. Majteles, provides certain management and financial advisory services for the funds on request. If Mr. Majteles’ services are requested by the funds with respect to a particular portfolio investment, Treehouse Capital is entitled to ten percent of the funds’ net gain (as defined) or net loss (as defined) on the investment during the term of the agreement, offset by certain fees that may be paid by the portfolio company to Treehouse Capital or Mr. Majteles directly. Under the agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to shareholders of any company for which he serves as a member of the Board of Directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds. Mr. Majteles has agreed to serve as a member of WorldHeart’s Board of Directors pursuant to this agreement.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

WorldHeart entered into an employment arrangement with Mr. Jal S. Jassawalla dated June 23, 2000, which arrangement was updated as of July 28, 2004 and further amended as of October 25, 2004. As of July 28, 2004, Mr. Jassawalla is entitled to receive a base salary of $267,000 per annum. Mr. Jassawalla was granted 787,255 options on September 23, 2004, in connection with which he forfeited previously granted options for 105,397 common shares, and was granted 1,000,000 options on January 31, 2005. Mr. Jassawalla is eligible to receive grants of options pursuant to the Plan. Mr. Jassawalla is entitled to a severance payment of 104 weeks upon termination by WorldHeart pursuant to the terms and conditions of World Heart Inc. severance pay plan.

WorldHeart entered into an employment agreement with Mr. Richard Juelis on May 27, 2005. Mr. Juelis is entitled to receive an annual salary of $200,000. He received an initial stock option grant for 275,000 common shares and is eligible to receive future option grants pursuant to the Plan.

Mr. Mark Goudie entered into an employment agreement with WorldHeart effective October 1, 2003. This agreement provided for certain termination payments in the event that the position of Chief Financial Officer was re-located from Ottawa, Ontario. As part of the decision to consolidate in August 2004 operations of WorldHeart to Oakland, California, WorldHeart entered into a letter agreement with Mr. Goudie wherein Mr. Goudie received a termination payment of Cdn$180,000 less statutory deductions, including payment for accrued vacation. Mr. Goudie was granted 40,000 options on

September 23, 2004, in connection with which he forfeited previously granted options for 39,820 common shares, and was granted another 40,000 options on January 31, 2005, all of which vested as to 100% on the termination date of employment with WorldHeart.

WorldHeart entered into an employment arrangement with Mr. Phillip Miller dated June 23, 2000, which arrangement was updated as of October 12, 2004. As of October 2004, Mr. Miller is entitled to receive a base salary of $160,000 per annum. Mr. Miller was granted 180,000 options on September 23, 2004, in connection with which he forfeited previously granted options for 5,716 common shares, and was granted 145,000 options on January 31, 2005. Mr. Miller is also eligible to receive future option grants pursuant to the Plan. Under the October 12, 2004 arrangement, Mr. Miller retained royalty rights pursuant to a royalty agreement between Mr. Miller and WorldHeart dated April 22, 1988 entitling him to certain payments on the sale of Novacor LVAS kits.

WorldHeart entered into an employment arrangement with Dr. Piet Jansen on December 9, 2003, which arrangement was updated as of October 12, 2004. As of October 2004, Dr. Jansen is entitled to receive a base salary of €170,000 per annum. Dr. Jansen was granted 240,000 options on September 23, 2004, in connection with which he forfeited previously granted options for 21,500 common shares, and was granted 85,000 options on January 31, 2005. Mr. Jansen is also eligible to receive future option grants pursuant to the Plan.

WorldHeart entered into an employment arrangement with Mr. John Marinchak dated October 6, 2003, which arrangement was updated as of October 12, 2004. As of October 2004, Mr. Marinchak is entitled to receive a base salary of $160,000 per annum. Mr. Marinchak is also entitled to receive commissions based on sales of Novacor LVAS kits based on a formula for which commissions are adjusted from time to time. Mr. Marinchak was granted 160,000 options on September 23, 2004, in connection with which he forfeited previously granted options for 18,256 common shares, and was granted 100,000 options on January 31, 2005. Mr. Marinchak is also eligible to receive future option grants pursuant to the Plan.

WorldHeart entered into an employment arrangement with Mr. Pratap Khanwilkar dated January 31, 2005, which was effective on July 29, 2005 upon the closing of the acquisition by WorldHeart of MedQuest Products, Inc. As of July 29, 2005, Mr. Khanwilkar is entitled to receive a base salary of $165,000 per annum. Mr. Khanwilkar was granted options for 425,000 common shares on July 29, 2005 and is also eligible to receive future option grants pursuant to the Plan.

WorldHeart entered into an employment arrangement with Mr. John Vajda on June 9, 2005. Mr. Vajda is entitled to receive a base salary of $150,000 per annum. Mr. Vajda was also granted options for 250,000 common shares and is also eligible to receive future option grants pursuant to the Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to the Plan, which was the only equity compensation plan in effect as of December 31, 2005. The Plan was initially adopted in December 1996 and was amended and restated several times. At last year’s annual meeting on July 18, 2005, the shareholders approved the last amendments to the Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,803,804	$1.73	2,968,701
Equity compensation plans not approved by security holders	—	—	—
Total	6,803,804	$1.73	2,968,701

Item 11.                 Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of common shares as of March 31, 2006 by: (i) each person or entity known by WorldHeart to own beneficially more than 5% of its outstanding common shares; (ii) each executive officer named in the Summary Compensation Table;  (iii) each director and nominee for director; and  (iv) all executive officers and directors of the Company as a group. Beneficial ownership is determined in accordance with the rules of the SEC. The number of common shares used to calculate the percentage ownership of each listed person includes the common shares underlying options, warrants or other convertible securities held by such person that are exercisable within 60 days of March 31, 2006.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Maverick Venture Management, LLC	17,202,343	31.01%
737 Bryant Street
Palo Alto, CA 94301
Austin W. Marxe and David M. Greenhouse(2)	12,926,694	22.64%
153 East 53rd Street
New York, NY 10022
MQP Dissolution, Inc.	4,175,000	7.53%
4750 Wiley Post Way, Suite 120
Salt Lake City, UT 84116
Michael A. Roth and Brian J. Stark(3)	3,929,610	7.00%
c/o Bryan Cave LLP
1290 Avenue of the Americas
New York, NY 10104
Jal S. Jassawalla(4)	1,818,929	3.17%
A. Richard Juelis(5)	275,000	*
Piet Jansen(6)	325,000	*
John Marinchak(7)	260,000	*
Phillip J. Miller(8)	340,270	*
D. Mark Goudie(9)	80,000	*
William C. Garriock(10)	43,334	*
C. Ian Ross(11)	44,199	*
John F. Carlson(12)	43,334	*
Robert J. Majteles(13)	43,334	*
All Executive Officers and Directors as a Group (12 persons)(14)	4,126,397	6.94%

*                    less than one percent

(1)          This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, WorldHeart believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the shareholders named in this table is:  c/o World Heart Corporation, 7799 Pardee Lane, Oakland, California 94621. Applicable percentages are based on 55,479,549 shares outstanding on March 31, 2006, adjusted as required by rules promulgated by the SEC.

(2)          Includes warrants to purchase 316,915 common shares and 2,050,604 common shares held by Special Situations Cayman Fund, L.P., warrants to purchase 76,622 common shares and 551,240 common shares held by Special Situations Fund III, L.P., warrants to purchase 874,124 common shares and 6,288,734 common shares held by Special Situations Fund III QP, L.P., and warrants to purchase 345,726 common shares and 2,422,729 common shares held by Special Situations Private Equity Fund, L.P. Messrs. Marx and Greenhouse share sole voting and investment power over the shares held by Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P. and Special Situations Private Equity Fund, L.P.

(3)          Includes warrants to purchase 691,244 common shares. The shares and the warrants are held directly by SF Capital Partners Ltd. Messrs. Roth and Stark are the Managing Members of Stark Offshore Management, LLC, which acts as an investment manager and has sole power to direct the management of SF Capital. Through Stark Offshore, Messrs. Roth and Stark possess voting and dispositive power over the shares but disclaim beneficial ownership, except to the extent of their pecuniary interests therein.

(4)          Mr. Jassawalla holds options for 1,788,929 common shares. All of those options are exercisable within 60 days of March 31, 2006.

(5)          Mr. Juelis holds options for 275,000 common shares. All of those options are exercisable within 60 days of March 31, 2006.

(6)          Dr. Jansen holds options for 325,000 common shares. All of those options are exercisable within 60 days of March 31, 2006.

(7)          Mr. Marinchak holds options for 260,000 common shares. All of those options are exercisable within 60 days of March 31, 2006.

(8)          Mr. Miller holds options for 325,270 common shares. All of those options are exercisable within 60 days of March 31, 2006.

(9)          Mr. Goudie holds options for 80,000 common shares. Of those options, all are exercisable within 60 days of March 31, 2006.

(10)   Mr. Garriock holds options for 130,000 common shares. Of those options, 43,334 are exercisable within 60 days of March 31, 2006.

(11)   Mr. Ross holds options for 130,365 common shares. Of those options, 43,699 are exercisable within 60 days of March 31, 2006.

(12)   Mr. Carlson holds options for 130,000 common shares. Of those options, 43,334 are exercisable within 60 days of March 31, 2006

(13)   Mr. Majteles holds options for 130,000 common shares. Of  those options, 43,334 are exercisable within 60 days of March 31, 2006.

(14)   Includes all of the shares referenced in notes (4) through (13).

Item 12.               Certain Relationships and Related Transactions.

The Company has entered into certain employment agreements with Messrs. Jassawalla, Juelis, Miller, Marinchak, Khanwilkar and Vajda and with Dr. Jansen. The details of these employment agreements are described above under the heading “Item 10. Executive Compensation—Employment, Severance and Change of Control Agreements.”

Mr. Robert J. Majteles serves on our Board of Directors as a designee of the Special Situations Funds, our second largest shareholder. The details of Mr. Majteles relationship and agreements with the Special Situations Funds are described above under the heading “Item 10. Executive Compensation—Compensation of Directors.”

Maverick Venture Management, LLC, our largest shareholder, is entitled to two nominees on the Board of Directors if Maverick’s shareholdings are at least 25% of the issued and outstanding common shares of the Company and is entitled to one nominee on the Board if Maverick’s shareholdings are between 15% and less than 25%. The number of directors shall not exceed seven.

Item 13.                 Exhibits.

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K, dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation’s report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	By-laws of the Corporation (incorporated by reference to the Corporation’s Registration Statement on Form F-1, dated October 8, 1996).
Exhibit 3.3	Amendment to the By-Laws of the Corporation (incorporated by reference to Amendment No. 2 to the Corporation’s Registration Statement on Form F-1, dated December 6, 1996).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate.*
Exhibit 4.2

Registration Rights Agreement dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.3

Warrant Indenture, dated September 22, 2003, between the Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.4	U.S. Purchase Agreement for Units dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5

Agency Agreement dated September 22, 2003, between the Corporation and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 4.7

Registration Rights Agreement dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-119750)).

Exhibit 4.9

Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation’s Report on Form 6-K, Dated February 1, 2005).

Exhibit 4.10	Registration Rights Agreement dated as of July 29, 2005 between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No.000-28882)).
Exhibit 10.1

Restated and Amended Distribution Agreement dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.2

Consulting Agreement dated July 13, 2004, between the Corporation and Synergistic Business Solutions. (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.3

Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller. (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.4

Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak. (Incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.5

Letter Agreement, dated December 9, 2003, as amended on October 12, 2004, between the Corporation and Piet Jansen. (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.6

Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.7

Letter Agreement dated January 24, 2005 between the Corporation and Pratap Khanwilkar. (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.8

Letter Agreement, dated May 19, 2005 between the Corporation and John Vajda. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.9

Letter Agreement dated May 27, 2005 between the Corporation and A. Richard Juelis. (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation.*
Exhibit 10.12	License Agreement dated March 31, 1999 between the Corporation and the University of Virginia Patent Foundation.*
Exhibit 10.13	License Agreement dated February 13, 2002 between the Corporation and University of Pittsburgh.*
Exhibit 10.14	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998 as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation.*

Exhibit 10.15	World Heart Corporation Employee Stock Option Plan (incorporated by reference to the Corporation’s Registration Statement on Amendment No. 1 to form F-1, dated November 18, 1996).
Exhibit 14.1

Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882))

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.*
Exhibit 23.1	Consent of Independent Accountants.
Exhibit 24.1	Power of Attorney (reference is made to the signature page to the Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2006).*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*                    Previously filed

Item 14.                 Principal Accountant Fees and Services.

For the years ended December 31, 2005 and 2004, the fees billed to WorldHeart for audit work and other services performed by PricewaterhouseCoopers LLP excluding taxes and out of pocket expenses were as follows:

Year Ended December 31,
	2005	2004
Audit Services	CAD 273,000	CAD 230,000
Audit-Related Services	CAD 167,000	—
Tax Services	CAD 88,000	CAD 90,000
Other Services	CAD 154,000	—
Total	CAD 682,000	CAD 320,000

AUDIT FEES

During the last two fiscal years ended December 31, 2005 and December 31, 2004, the aggregate fees billed by PricewaterhouseCoopers LLP for the professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for such fiscal years were approximately Cdn$273,000 and Cdn $230,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years ended December 31, 2005 and December 31, 2004, the aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not otherwise reported above under “Audit Fees” were approximately Cdn $167,000 and nil, respectively. These services primarily related to the Management Information Circular (Proxy) filing.

TAX FEES

During the last two fiscal years ended December 31, 2005 and December 31, 2004, the aggregate fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were approximately Cdn$95,000 and Cdn$88,000, respectively. These services included assistance with tax return preparation and review, federal, state and international tax compliance, strategic tax planning services and services with the Company’s international subsidiaries.

ALL OTHER FEES

During the last two fiscal years ended December 31, 2005 and December 31, 2004, the aggregate fees billed by PricewaterhouseCoopers LLP for products and professional services other than those described above were approximately Cdn $154,000 and nil, respectively. These services included tax planning related to the MedQuest acquisition, reorganization planning “monetization” and support for the resolution of the ongoing Provincial Sales Tax audit.

PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter adopted by the Board of Directors on December 16, 2003, the Audit Committee has the authority and responsibility to review and approve in advance all auditing services of the independent auditors, including related fees and terms, and all non-audit service mandates, including related fees and terms, to the extent permitted by applicable laws, regulations and policies. The Audit Committee may delegate to one or more members of the Audit Committee the authority to pre-approve non-audit services to be provided by the independent auditors provided that any such approvals made by the designated individuals will be reported to the full Audit Committee at its next scheduled meeting. All of the services described above were pre-approved by the Audit Committee.

AUDITORS’ INDEPENDENCE

The Audit Committee has determined that the rendering of all the aforementioned services by PricewaterhouseCoopers LLP were compatible with maintaining the auditors’ independence. During the fiscal year ended December 31, 2005, none of the total hours expended on the Company’s financial audit by PricewaterhouseCoopers LLP were provided by persons other than PricewaterhouseCoopers LLP’s full-time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)
By	/s/ JAL S. JASSAWALLA,
President and Chief Executive Officer
(Signature and Title)
Date April 26, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date
/s/ JAL S. JASSAWALLA	President, Chief Executive Officer and Director	April 26, 2006
Jal S. Jassawalla	(principal executive officer)
/s/ A. RICHARD JUELIS	Vice President, Finance and Chief Financial Officer	April 26, 2006
A. Richard Juelis	(principal financial and accounting officer)
*	Director	April 26, 2006
John F. Carlson
*	Director	April 26, 2006
William C. Garriock
*	Director	April 26, 2006
Robert J. Majteles
*	Chairman of the Board and Director	April 26, 2006
C. Ian Ross

*By:	/s/ A. RICHARD JUELIS
A. Richard Juelis, Attorney-in-Fact

EXHIBIT INDEX

Exhibit 23.1	Consent of Independent Accountants
Exhibit 24.1	Power of Attorney (reference is made to the signature page to the Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2006)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.