Form 10QSB
period 2006-03-31
WORLD HEART CORP
filed 2006-05-11
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   March 31, 2006

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from       to

Commission file number:  000-28882

WORLD HEART CORPORATION

(Exact name of Company as specified in its charter)

Canada	52-2247240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of common shares outstanding as of May 5, 2006 was 55,479,549.

Transitional Small Business Disclosure Format (Check one):                   Yes ☐             No ☒

TABLE OF CONTENTS

Item

Part I	1	Financial Statements

	2	Management’s Discussion and Analysis or Plan of Operation

	3	Controls and Procedures

Part II	1	Legal Proceedings

	2	Unregistered Sales of Equity Securities and Use of Proceeds

	3	Defaults Upon Senior Securities

	4	Submission of Matters to a Vote of Security Holders

	5	Other Information

	6	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Consolidated Balance Sheets

(United States Dollars)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,227,517	$10,661,682
Trade and other receivables	2,661,610	3,896,281
Prepaid expenses	1,223,662	778,007
Inventory	7,860,424	8,215,995
	18,973,213	23,551,965
Long-term assets
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,714,129	1,837,540
Intangible assets	634,332	682,188
	3,098,461	3,269,728
Total assets	$22,071,674	$26,821,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,316,860	$3,754,620
Indirect taxes payable	344,027	343,082
Accrued compensation	751,156	806,367
Deferred revenue	357,149	1,205,107
Total liabilities	$4,769,192	$6,109,176

Shareholders’ equity
Share capital:
Issued and outstanding - 55,479,549 common shares (December 31, 2005 - 55,479,549 common shares)	276,908,002	276,908,002
Additional paid-in-capital	2,170,321	2,138,765
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(255,490,264)	(252,048,673)
Total shareholders’ equity	17,302,482	20,712,517

Total liabilities and shareholders’ equity	$22,071,674	$26,821,693

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Operations

(United States Dollars)

(unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$3,284,816	$3,416,988
Cost of goods sold	(1,411,741)	(2,111,702)

Gross margin	1,873,075	1,305,286

Operating expenses
Selling, general and administrative	2,455,842	3,445,829
Research and development	2,898,898	1,187,558
Restructuring costs	—	129,498
Amortization of intangibles	47,856	127,514

Total operating expenses	5,402,596	4,890,399

Operating loss	(3,529,521)	(3,585,113)

Other income (expenses)
Foreign exchange gain (loss)	(6,698)	(24,372)
Investment and other income	93,272	20,026
Loss on disposal of capital assets	(271)	—
Interest expense and financing costs	1,627	(352,937)

Net loss for the quarter	$(3,441,591)	$(3,942,396)

Weighted average number of common shares outstanding	55,479,549	16,556,950

Basic and diluted loss per common share	$(0.06)	$(0.24)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Cash Flow

(United States Dollars)

(unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM (USED IN)	2006	2005
Operating activities
Net loss for the period	$(3,441,591)	$(3,942,396)
Items not involving cash –
Amortization and depreciation	199,705	294,522
Loss on disposal of capital assets	271	—
Non-cash expense of stock options	31,556	—
Non-cash interest on debt	—	347,322
Unrealized foreign exchange loss (gain)	945	97,547
Change in operating components of working capital	(196,342)	(971,549)
Cash used in operating activities	(3,405,456)	(4,174,554)

Investing activities
Redemption (purchase) of short-term investments	—	4,999,034
Purchase of capital assets	(28,709)	(92,912)
Cash provided by (used in) investing activities	(28,709)	4,906,122

Effect of exchange rates on cash and cash equivalents	—	(13,474)

Change in cash and cash equivalents for the period	(3,434,165)	718,094

Cash and cash equivalents, beginning of the period	10,661,682	3,818,767

Cash and cash equivalents, end of the period	$7,227,517	$4,536,861

Supplementary Cash Flow Information

Convertible debentures settled with the issuance of common shares	—	$1,679,461

Accrued interest on convertible debentures settled with the issuance of common shares	—	19,977

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.              Going Concern Assumption

These interim unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that WorldHeart Corporation (the Corporation or WorldHeart) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The use of these principles may not be appropriate because, at March 31, 2006, there was substantial doubt that the Corporation would be able to continue as a going concern. The Corporation’s ability to continue as a going concern is primarily dependent upon its ability to obtain additional financing, reduce expenses or enter into corporate collaborations.

As shown in the interim unaudited consolidated financial statements, the Corporation incurred a net loss of $3.4 million and used cash in its operations of $3.4 million during the quarter ended March 31, 2006. WorldHeart had cash and cash equivalents of $7.2 million at March 31, 2006, which it believes is sufficient to fund operations into the third quarter of 2006. The current financial condition, among other factors, indicates that there is significant doubt about the Corporation’s ability to continue as a going concern. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Corporation be unable to continue as a going concern. Such adjustments could be material.

The Corporation’s continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis. WorldHeart is actively exploring various financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investment in public equity transactions, as well as public offerings. Corporate collaborations could include licensing of one or more products for upfront and milestone payments, or co-development and co-funding of WorldHeart’s products. Management put in place cost reduction programs beginning in the last half of 2004 and will continue to control and reduce expenses until sufficient funding is in place. WorldHeart has engaged an investment banker to assist the Corporation in the evaluation and completion of financing and implementation of strategic alternatives. While the Corporation is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful. This would result in a significant delay in the completion, reduction in scope, or termination of the Corporation’s development programs and raise further doubt about WorldHeart’s ability to do business.

2.              Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited consolidated financial statements follow the same accounting policies and methods of application as the Corporation’s audited consolidated financial statements for the year ended December 31, 2005, except the accounting for stock-based compensation as noted in Note 3. These interim unaudited consolidated financial statements do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. These condensed notes to the interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005. In the opinion of management, these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented.

The accounting principles used as a basis for these consolidated financial statements also conform in all material respects with Canadian generally accepted accounting principles (Canadian GAAP) except as described in Note 5. The consolidated financial statements are expressed in U.S. dollars.

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

3. Stock-based Compensation

The Corporation has an employee stock option plan (ESOP). The maximum number of shares reserved and set aside under options to eligible persons pursuant to the ESOP is 9,757,904 common shares. The exercise price for all options issued under the ESOP is based on the fair market value of the common share price which is the closing price quoted on the Toronto Stock Exchange on the last trading day before the date of grant. The options generally vest annually in equal portions over either a five-year period or a three-year period and expire from seven to nine years from the date of grant. All stock option grants are compensatory and shares issued upon exercise of options are in accordance with the Plan.

Prior to January 1, 2006, the Corporation accounted for its stock option plan in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under these standards no compensation expense was recognized when options were issued to employees with exercise prices at the grant date equal to prevailing market prices.

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share –Based Payment”. SFAS 123(R)  requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. WorldHeart recognizes the stock compensation expense over the vesting period of the individual equity instruments.  Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

WorldHeart has elected the modified prospective transition method for adopting SFAS 123 (R). Under this method, the provisions of SFAS 123 (R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006, the date of SFAS 123 (R) adoption by the Corporation, are also recognized as an expense in the calculation of net income.

In December 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption of SFAS 123(R).

Accordingly, WorldHeart recorded $32,000 of stock compensation expense in the unaudited consolidated statement of operations and accumulated deficit for the three months ended March 31, 2006. This stock compensation expense had a negligible impact on the Corporation’s earnings per common share for the quarter. The unrecognized expense of awards not yet vested is $219,000 and the related stock-based compensation expense will be recognized over the following eight quarters beginning March 31, 2006.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of the stock compensation.

Stock Option Activity for the First Quarter ended March 31, 2006

The following table summarizes the number of options outstanding and the weighted average exercise prices:

	Employee options	Weighted Average exercise price	Non-Employee options	Weighted Average exercise price	Total Options
	#	$	#	$	#
Outstanding at December 31, 2005	6,182,321	$1.69	621,482	2.03	6,803,803
Granted	3,000	0.59	—	—	3,000
Expired/forfeited	(52,777)	38.57	(1,591)	56.89	(54,368)
Outstanding at March 31, 2006	6,132,544	$1.39	619,891	$1.89	6,752,435

At March 31, 2006, the aggregate intrinsic value of all outstanding options was $ 1,110 with a weighted average remaining contractual term of approximately 3.9 years, of which 6,402,768 of the outstanding options are currently exercisable, with nil aggregate intrinsic value. Since December 31, 2005, the weighted average grant date fair value of options granted was $0.44, with no options exercised and about 12,300 options that have vested, net of forfeitures, with a total fair value of $32,000.

The following assumptions were used to value the options granted in the quarter.

Three Months Ended March 31, 2006

Risk free interest rate	4.55%
Expected life (in years)	6.0
Expected volatility	84%
Dividend yield	0%

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Corporations’ common stock over the period commensurate with the expected life of the options. The risk free interest rate is based on average rates for 5 and 7 year treasury notes as published by the Federal Reserve.

SFAS 123 (R) requires the Corporation to present pro forma information for the comparative period prior to adoption as if WorldHeart had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if WorldHeart had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data)

Three Months Ended
March 31, 2005
Net loss as reported	$(3,942)
Add: Employee stock compensation included in reported net income	—
Less: employee stock compensation under SFAS No. 123	$(332)
Pro forma net loss	$(4,274)
Net loss per basic share as reported	$(0.24)
Pro forma net loss per basic share	$(0.02)
Pro forma basic and diluted net loss per share	$(0.26)

During the three months ended March 31, 2005, the weighted average fair values of the options granted under the stock option plan were $1.02, using the following assumptions.

Three Months Ended March 31, 2005
Risk free interest rate	4.0%
Expected life (in years)	6.0
Expected volatility	89%
Dividend yield	0%

4.              Comprehensive Income

For the three months ended March 31, 2006 and March 31, 2005, there were no significant differences between the Corporation’s comprehensive income or loss and its net income or loss.

5.              Canadian Accounting Principles

The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Corporation, for the three-month period ended March 31, 2006 and 2005 and for the balance sheets as at March 31, 2006 and December 31, 2005, in the following material respects from Canadian GAAP.

Balance Sheets - Canadian GAAP

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets	$18,973,213	$23,551,965
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,714,129	1,837,540
In-process research and development, net	16,362,025	17,317,249
	$37,799,367	$43,456,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$4,769,192	$6,109,176
	4,769,192	6,109,176

Shareholders’ equity (deficiency)
Common shares	238,597,956	238,597,956
Contributed surplus	18,384,292	18,352,736
Cumulative translation adjustment	(6,490,184)	(6,490,184)
Accumulated deficit	(217,461,889)	(213,112,930)
	33,030,175	37,347,578
	$37,799,367	$43,456,754

Statements of loss - Canadian GAAP

	March 31,
	2006	2005
	(unaudited)	(unaudited)
Net loss in accordance with U.S. GAAP	$(3,441,591)	$(3,942,396)
Adjustments to reconcile to Canadian GAAP:
Non-cash share based compensation costs (1)	—	(331,720)
Interest and accretion on convertible debentures	—	(273,866)
Amortization of purchased in-process research and development (2)	(907,368)	—

Net loss in accordance with Canadian GAAP	$(4,348,959)	$(4,547,982)

Weighted average number of common shares outstanding	55,479,549	16,556,950

Basic and diluted loss per common share	$(0.08)	$(0.27)

Footnotes

(1)          Prior to January 2006, under U.S. GAAP, the Corporation accounted for its stock option plan in accordance with APB Opinion No. 25 and provided pro froma net income and pro forma income per share disclosure as if the fair value based method as defined in SFAS No. 123 had been applied to stock-based awards. Under Canadian GAAP, the Corporation accounted for its stock option plan in accordance with CICA 3870 which requires entities to account for employee stock options using the fair value based method, where compensation cost is measured at fair value at the date of grant and is expensed over the stock-based awards vesting period. With the January 1, 2006 adoption of FAS 123(R), this difference has been eliminated.

(2)          Under U.S. GAAP, acquired in-process research and development is required to be expensed if the related technology has not reached technological feasibility and does not have an alternative future use. Under Canadian GAAP, this amount is capitalized and amortized over its useful life. As a result of the MedQuest acquisition in July 2005, in-process research and development and work force intangible assets were capitalized and are being amortized over their useful lives.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2005, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10 – KSB, as amended for the fiscal year ended December 31, 2005. Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 5 to the interim unaudited consolidated financial statements. In this discussion, all amounts are in U.S. dollars unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: numerous uncertainties and time delays inherent in the research and clinical development of new products for use in the human body; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors who have significantly greater financial, production and marketing resources; lack of continued synergies and efficiencies related to the acquisition of MedQuest Products, Inc. (MedQuest), slower than anticipated growth in the Destination Therapy (DT) market and the need for and our ability to raise additional funding.

OVERVIEW

WorldHeart is a global technology leader in mechanical circulatory support systems currently developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that it has the broadest next generation product platform under development for long-term circulatory support and that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. The Corporation believes that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support, or functional replacement. Alternatively, rotary devices are best suited to late-stage patients, with some contractility, who require only partial support, or an assist. The Corporation has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands. WorldHeart currently derives substantially all of its revenue from its Novacor LVAS and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in certain other countries.

The Novacor LVAS is commercially approved as a bridge-to-transplantation device in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, a bridge-to-transplantation, and to support patients who may have an ability to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

WorldHeart is conducting a long-term use pivotal trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population). Data from the RELIANT Trial is expected to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible, or Destination Therapy, patients in the United States. In April 2006, the FDA conditionally approved significant changes to the RELIANT Trial protocol, including an approximate 50% reduction in patient sample size and several changes in patient enrollment criteria. The Corporation believes these changes will accelerate trial completion. At May 5, 2006, 21 centers and 41 patients were enrolled in the RELIANT Trial.

WorldHeart is developing a next-generation small implantable pulsatile VAD (the Novacor II) and, during the third quarter of 2005, acquired MedQuest’s technology and development programs associated with a magnetically levitated centrifugal rotary VAD (the WorldHeart Rotary VAD). Development work on the Novacor II achieved important milestones with a successful initial animal implant completed in July 2005 and a second successful chronic animal implant completed in March 2006. Further animal trials are planned for 2006. A successful first in-human clinical trial of the WorldHeart Rotary VAD was initiated in Europe in March 2006 with additional clinical implants planned in 2006.

Research and development by WorldHeart’s competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received the CE Mark in Europe and are advancing through clinical trials in the United States and Europe.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, WorldHeart believes that the DT market will evolve more rapidly when devices are accepted as reliable and durable. A wider adoption of VADs for DT will likely occur with the next-generation VADs, and we believe that late-stage and end-stage heart failure will be best served by a combination of rotary and pulsatile flow VADs.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005

Net revenue	$3,285	$3,630	$2,150	$2,449
Net loss for the period	(3,442)	(21,998)	(22,251)	(4,643)
Net loss applicable to common shareholders	(3,442)	(21,998)	(28,111)	(4,643)
Basic and diluted loss per share	$(0.06)	$(0.40)	$(0.64)	$(0.27)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2005	2004	2004	2004

Net revenue	$3,417	$2,987	$2,250	$2,146
Net loss for the period	(3,942)	(5,609)	(11,621)	(5,403)
Net loss applicable to common shareholders	(3,942)	(6,294)	(10,936)	(5,403)
Basic and diluted loss per share	$(0.24)	$(0.41)	$(0.71)	$(0.35)

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTH PERIODS ENDED MARCH 31, 2005

	Three Months Ended March 31,
	2006	2005

Revenue	$3,284,816	$3,416,988
Cost of goods sold	(1,411,741)	(2,111,702)

Gross margin	1,873,075	1,305,286

Operating expenses
Selling, general and administrative	2,455,842	3,445,829
Research and development	2,898,898	1,187,558
Restructuring costs	—	129,498
Amortization of intangibles	47,856	127,514

Total operating expenses	5,402,596	4,890,399

Operating loss	(3,529,521)	(3,585,113)

Other income (expenses)
Foreign exchange gain (loss)	(6,698)	(24,372)
Investment and other income	93,272	20,026
Loss on disposal of capital assets	(271)	—
Interest expense and financing costs	1,627	(352,937)

Net loss for the quarter	$(3,441,591)	$(3,942,396)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues. We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended March 31,
	2006		2005
	$	Units	$	Units

Implant kits	$2,225	32	$2,146	32
Peripherals and other	1,060		1,271

Revenue	$3,285		$3,417

Net revenue for the first quarter ended March 31, 2006 was $3,285,000 reflecting a decreased of $132,000, or 4%, compared with the first quarter ended March 31, 2005. Implant kit revenue in the first quarter of 2006 increased by $79,000, or 4%, compared with the first quarter of 2005. During the first quarter of 2006, the average price per kit was $70,000, compared with $67,000 during the first quarter of 2005, reflecting primarily a reduction in discounted sales in the 2006 first quarter. Implant kits recognized as revenue were 32 in both the quarters ended March 31, 2006 and March 31, 2005.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the quarter ended March 31, 2006  were $1,060,000, a decrease of 17% compared with peripherals and other revenue of $1,271,000 recorded in the quarter ended March 31, 2005.

At December 31, 2005, 11 implant kits were recorded as deferred revenue. During the first quarter of 2006, revenue was recognized on nine previously deferred kits (primarily from two medical centers), and revenue from one kit was deferred resulting in three implant kits remaining in deferred revenue at March 31, 2006. Resulting deferred revenue at March 31, 2006 was $357,000 compared with $1,205,000 at December 31, 2005.

Cost of goods sold:  For the three months ended March 31, 2006, the cost of goods sold as a percent of revenue was 43%, compared with 62% for the three months ended March 31, 2005. The significantly lower cost of goods sold in this year’s first quarter was due, principally, to favorable manufacturing variances compared with unfavorable manufacturing variances incurred in last year’s first quarter. In addition, our other, non-implant kit product revenue mix in the recently completed quarter was at a lower average cost of sales than in the comparative quarter of 2005. These factors will likely not be as significant in future periods.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel, professional fees, communication expenses, promotional activities, costs associated with meeting multi-jurisdictional regulatory requirements, insurance premiums, facility costs and other general corporate expenses.

The composition of selling, general and administrative in thousands ($000’s) is as follows:

	Three Months Ended March 31,
	2006	2005

Selling	$1,023	$1,768
General and administrative	1,433	1,678
Total	$2,456	$3,446

Selling, general and administrative expense for the three months ended March 31, 2006 decreased $990,000, or 29%, versus the same period in 2005. Selling expenses for the three months ended March 31, 2006 decreased by $745,000, or 42%, compared with the same period in 2005. Selling expenses decreased due to lower promotional costs and sales commissions, as well as reduced personnel costs in Europe.

General and administrative expenses decreased by $245,000, or 15%, in the first quarter of 2006 compared with the first quarter of 2005. These reductions are primarily due to cost savings associated with the consolidation of our North American Novacor operations. For the three months ended March 31, 2006, WorldHeart recorded $32,000 in stock-based compensation expense under the new accounting principal, SFAS 123 (R), as compared to none recorded in the quarter ended March 31, 2005. Administrative expenses are expected to decrease slightly in the next several quarters resulting from previously implemented cost reduction programs, offset somewhat by costs associated with implementation of information system upgrades and internal control improvements, as well as administrative support of our product development programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended March 31, 2006 increased by $1,711,000, or 144%, compared with the three months ended March 31, 2005. This increase is primarily due to the acquisition of MedQuest in July 2005 and related development costs of our WorldHeart Rotary VAD. Development work and related expenses on the next-generation Novacor II and WorldHeart Rotary VAD are expected to increase in preparation for continuing animal and human clinical trials.

Restructuring costs:  On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location has and is expected to continue to reduce ongoing business expenses and improve operational efficiency and effectiveness. The restructuring was completed by the end of

June 2005. During the three months ended March 31, 2006, no restructuring costs were recorded compared with $129,000 recorded in the three months ended March 31, 2005.

Amortization of intangibles: Amortization of intangibles for the three months ended March 31, 2006 was $48,000. These intangible assets were recorded as part of the MedQuest acquisition and represent the estimated intangible value of the MedQuest workforce of $765,000, which is being amortized on a straight-line basis over 4 years. The amortization of the Novacor asset intangibles for the three-month period ended March 31, 2005 was $128,000. At June 30, 2005, the Novacor assets were fully amortized.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $6,698 for the three-month period ended March 31, 2006, compared with a loss of $24,000 for the three-month period ended March 31, 2005

Investment and other Income: Investment and other income for the quarter ended March 31, 2006 was $93,000, compared with $20,000 during the three months ended March 31, 2005. The increase reflects higher average cash balances and higher investment interest rates in the first quarter of 2006.

Interest and financing costs:  Interest and financing costs during the three months ended March 31, 2006 were negligible compared with a significant expense of $353,000 during the three months ended March 31, 2005, consisting primarily of non-cash interest and accretion related to convertible debentures, all of which were converted in July 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, WorldHeart has funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenues and investment income, these funds have provided WorldHeart with the resources to operate our business, sell and support our products, fund our research and development program and clinical trials, apply for and obtain the necessary regulatory approvals and develop new technologies and products.

At March 31, 2006, we had cash and cash equivalents of $7.2 million, a decrease of $3.4 million from December 31, 2005. During the first quarter of 2006, cash used to fund operating activities was $3.4 million, consisting primarily of the net loss for the period of $3.4 million and $.2 million of changes in working capital, offset by $.2 million of amortization and depreciation. Working capital changes consisted of a decrease in deferred revenue of $.8 million and a decrease in accounts payable and accrued liabilities of approximately $.4 million, partially offset by a decrease in accounts receivable of $1.2 million.

Investing activities requiring cash resources consisted of capital equipment additions of $29,000. There were no financing activities during the first quarter of 2006.

Based on our current operating expenses and commercial sales, we believe we currently have sufficient cash to fund operations into the third quarter of 2006. The current financial condition among other factors indicates that there is significant doubt about the Corporation’s ability to continue as a going concern.

We are actively exploring various financing alternatives, including equity financing transactions, as well as corporate collaborations. Equity financings could include, but are not limited to, private investment in public equity transactions, as well as public offerings. Corporate collaborations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products. We put in place cost reduction programs beginning in the last half of 2004 and will continue to control and reduce expenses until sufficient funding is in place. We have re-aligned our spending in administration and manufacturing to maintain key development programs while carefully managing our overall cash usage. WorldHeart has engaged an investment banker to assist the Corporation in the evaluation and completion of financing and implementation of strategic alternatives. While the Corporation is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful. This would result in a significant delay in the completion, reduction in scope, or termination of our development programs and raise further doubt about our ability to continue to do business.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations; expanded Novacor LVAS kit sales and enrolment in the RELIANT Trial; decreasing production costs through manufacturing cost reduction programs; the rate of investment in our next-generation technologies, including our Novacor II and WorldHeart Rotary VAD; clinical trials costs and the approval process for the next-generation products; our general efforts to improve operational efficiency and conserve cash, including continued synergies from the acquisition of MedQuest and other cost improvement programs.

CRITICAL ACCOUNTING POLICY

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share –Based Payment. SFAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. We recognize the stock compensation expense over the vesting period of the individual equity instruments.

WorldHeart has elected the modified prospective transition method for adopting SFAS 123 (R). Under this method, the provisions of SFAS 123 (R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006, the date of SFAS 123 (R) adoption by the Corporation, are also recognized as an expense in the calculation of net income.

OFF- BALANCE SHEET ARRANGEMENTS

(None)

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-14(e) under the Exchange Act) as of March 31, 2006, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(None)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has made no repurchases of common shares during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

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

World Heart Corporation
(Registrant)

Dated: May 11, 2006	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief Executive Officer

Dated: May 11, 2006	/s/ A. Richard Juelis
A. Richard Juelis, Vice President, Finance and Chief Financial Officer