Form 10QSB
period 2006-06-30
WORLD HEART CORP
filed 2006-08-11
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended  June 30, 2006

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

The number of common shares outstanding as of July 27, 2006 was 55,479,549.

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

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLD HEART CORPORATION
Consolidated Balance Sheets
(United States Dollars)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,568,059	$10,661,682
Trade and other receivables	2,475,227	3,896,281
Prepaid expenses	1,142,479	778,007
Inventory	7,580,236	8,215,995
	15,766,001	23,551,965
Long-term assets
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,584,946	1,837,540
Intangible assets	586,476	682,188
	2,921,422	3,269,728
Total assets	$18,687,423	$26,821,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,855,678	$3,754,620
Indirect taxes payable	343,082	343,082
Accrued compensation	855,495	806,367
Deferred revenue	167,508	1,205,107
Total liabilities	$5,221,763	$6,109,176

Shareholders’ equity
Share capital:
Issued and outstanding - 55,479,549 common shares (December 31, 2005 - 55,479,549 common shares)	276,908,002	276,908,002
Additional paid-in-capital	2,221,973	2,138,765
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(259,378,738)	(252,048,673)
Total shareholders’ equity	13,465,660	20,712,517

Total liabilities and shareholders’ equity	$18,687,423	$26,821,693

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
Consolidated Statements of Operations
(United States Dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$2,988,071	$2,449,178	$6,272,887	$5,866,166
Cost of goods sold	(1,910,476)	(2,142,266)	(3,322,217)	(4,253,968)

Gross margin	1,077,595	306,912	2,950,670	1,612,198

Operating expenses
Selling, general and administrative	2,275,644	3,017,330	4,731,486	6,463,159
Research and development	2,763,492	1,274,510	5,662,390	2,462,068
Restructuring costs	—	211,905	—	341,403
Amortization of intangibles	47,856	127,513	95,712	255,027

Total operating expenses	5,086,992	4,631,258	10,489,588	9,521,657

Operating loss	(4,009,397)	(4,324,346)	(7,538,918)	(7,909,459)

Other income (expenses)
Foreign exchange gain (loss)	47,219	7,093	40,521	(17,279)
Investment and other income	73,704	11,742	166,976	32,240
Loss on disposal of capital assets	—	—	(271)	—
Interest expense and financing costs	—	(337,230)	1,627	(690,639)

Net loss for the quarter	$(3,888,474)	$(4,642,741)	$(7,330,065)	$(8,585,137)

Weighted average number of common shares outstanding	55,479,549	17,101,359	55,479,549	16,830,658

Basic and diluted loss per common share	$(0.07)	$(0.27)	$(0.13)	$(0.51)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
Consolidated Statements of Cash Flow
(United States Dollars)
(Unaudited)

CASH FLOWS FROM (USED IN)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities
Net loss for the period	$(3,888,474)	$(4,642,741)	$(7,330,065)	$(8,585,137)
Items not involving cash —
Amortization and depreciation	223,734	315,246	423,439	609,771
Loss on disposal of capital assets	—	—	271	—
Non-cash expense on stock options	51,652	—	83,208	—
Non-cash interest on debt	—	—	—

Interest and accretion on convertible debentures	—	330,479	—	677,801
Unrealized foreign exchange loss (gain)	—	179,451	945	276,999
Change in operating components of working capital	1,000,325	1,389,873	803,983	422,161
Cash used in operating activities	(2,612,763)	(2,427,692)	(6,018,219)	(6,598,405)
Investing activities

Redemption (purchase) of short-term investments	—	—	—	4,999,034
Purchase of capital assets	(46,695)	(22,768)	(75,404)	(115,680)
Cash provided by (used in) investing activities	(46,695)	(22,768)	(75,404)	4,883,354

Financing activities
Deferred financing and transaction costs paid	—	(265,122)	—	(268,956)
Cash provided by financing activities	—	(265,122)	—	(268,956)
Effect of exchange rates on cash and cash equivalents	—	(9,348)	—	(22,829)
Change in cash and cash equivalents for the period	(2,659,458)	(2,724,930)	(6,093,623)	(2,006,836)
Cash and cash equivalents, beginning of the period	7,227,517	4,536,861	10,661,682	3,818,767
Cash and cash equivalents, end of the period	$4,568,059	$1,811,931	$4,568,059	$1,811,931

Supplementary Cash Flow Information
Convertible debentures settled with the issuance of common shares	$—	$—	$—	$1,679,461
Accrued interest on convertible debentures settled with the issuance of common shares	—	—	—	19,977

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. Going Concern Assumption

These interim unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that World Heart Corporation (the Corporation or WorldHeart) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The use of these principles may not be appropriate because, at June 30, 2006, there was substantial doubt that the Corporation would be able to continue as a going concern.  The Corporation’s ability to continue as a going concern is primarily dependent upon its ability to obtain additional financing, reduce expenses or enter into corporate collaborations.

As shown in the interim unaudited consolidated financial statements, the Corporation incurred a net loss of $3.9 million and used cash in its operations of $2.6 million during the quarter ended June 30, 2006. WorldHeart had cash and cash equivalents of $4.6 million at June 30, 2006. WorldHeart believes it has sufficient funds to continue operations to approximately the end of the third quarter of 2006. The current financial condition, among other factors, indicates that there is substantial doubt about the Corporation’s ability to continue as a going concern. The interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability of assets that might be necessary should the Corporation be unable to continue as a going concern.  Such adjustments could be material.

The Corporation’s continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis. WorldHeart is aggressively exploring all possible financing and strategic alternatives, including equity or debt financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investment in public equity transactions. Corporate collaborations could include licensing of one or more products, co-development and co-funding of WorldHeart’s products or potential sale or merger of the Corporation.  Management is taking steps to conserve cash pending a definitive outcome of these activities. Additional measures taken, beginning in the third quarter of 2006, include reducing raw material purchases and manufacturing activities to better align inventories with current commercial shipments and curtailing discretionary spending. WorldHeart has engaged an investment banker to assist the Corporation in the evaluation and completion of financing and implementation of strategic alternatives.  Although WorldHeart has been and is exploring all opportunities to improve its financial condition, these efforts have not been successful to date, and there is no assurance that these programs will be successful. If the Corporation is not successful in securing additional funding or in implementing strategic alternatives in the very near term, the Corporation will not be able to continue its operations.

2. Significant Accounting Policies

Principles of consolidation and basis of presentation

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

3. Stock-based Compensation

The Corporation has an employee stock option plan (ESOP). The maximum number of shares reserved and set aside under options to eligible persons pursuant to the ESOP is 9,757,904 common shares.  The exercise price for all options issued under the ESOP is based on the fair market value of the common share price which is the closing price quoted on the Toronto Stock Exchange on the last trading day before the date of grant. The options generally vest annually in equal portions over either a five-year period or a three-year period and expire from seven to nine years from the date of grant. All stock option grants are compensatory and shares issued upon exercise of options are in accordance with the ESOP.

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

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share —Based Payment” (FAS 123(R)). FAS 123(R) requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. WorldHeart recognizes the stock compensation expense over the vesting period of the individual equity instruments.  Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

WorldHeart has elected the modified prospective transition method for adopting SFAS 123 (R). Under this method, the provisions of SFAS 123 (R) apply to all stock-based awards granted after the effective date.  The unrecognized expense of awards not yet vested as of January 1, 2006, the date of SFAS 123 (R) adoption by the Corporation, are also recognized as an expense in the calculation of net income.  As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six-month period ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

In December 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption of FAS 123(R).

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. During the six-month period ended June 30, 2006.

The stock-based compensation expense for the three and six-month period ended June 30, 2006 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006

Selling, general and administrative	51,037	82,593
Research and development	615	615
	51,652	83,208

This stock compensation expense had a negligible impact on the Corporation’s earnings per common share for the second quarter 2006.  The unrecognized expense of awards not yet vested, net of estimated forfeitures, was $270,000 and the related stock-based compensation expense will be recognized over the following eleven quarters beginning June 30, 2006.

Stock-based Compensation Award Activity

The following table summarizes activity under our ESOP for the three and six months ended June 30, 2006:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at January 1, 2006	6,803,803	$1.73
Granted	3,000	$0.59
Exercised	—	—
Forfeited/ expired / cancelled	(54,368)	$37.44
Outstanding at March 31, 2006	6,752,435	$1.44
Granted	148,000	$1.12
Exercised	—	—
Forfeited/ expired / cancelled	(150,298)	$6.08
Outstanding at June 30, 2006	6,750,137	$1.77
Exercisable at June 30, 2006	6,252,474	$1.81
Nonvested at June 30, 2006	497,663	$1.29

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of all outstanding options was nil with a weighted average remaining contractual term of approximately 6.9 years. Of the 6,750,137 outstanding options, exercisable options were 6,252,474 with a weighted average remaining contractual life of 6.8 years and 497,663 were unvested with a weighted average remaining contractual life of 7.8 years. No options were exercised under our stock option plan during the three and six month periods ended June 30, 2006. The weighted average grant-date fair value of options granted in the three and six month periods ended June 30, 2006 were $0.44 and $0.86, respectively.

A summary of the status and changes of our non-vested shares related to our ESOP as of and during the six months ended June 30, 2006 is presented below. The weighted average grant date fair value on non-vested shares represent the gross value of unvested options, excluding estimated forfeitures.

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested at January 1, 2006	413,330	$0.99
Granted	151,000	0.85
Vested	(66,667)	1.12
Nonvested at June 30, 2006	497,663	$0.93

Valuation Assumptions

WorldHeart calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted during the quarter:

	Three Months Ended	Six Months Ended
	June 30, 2006
Average risk free interest rate	4.5%	4.5%
Expected life (in years)	5.5	5.6
Expected volatility	95%	93%
Dividend yield	0%	0%

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

FAS 123(R) requires the Corporation to present pro forma information for the comparative period prior to adoption as if WorldHeart had accounted for all employee stock options under the fair value method of the original FAS 123. The following table illustrates the effect on net income and earnings per share if WorldHeart had applied the fair value recognition provisions of  FAS 123 to stock-based employee compensation to the prior-year periods.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(4,642,741)	$(8,585,137)
Share-based compensation costs	(317,584)	(649,304)
Pro forma net income (loss)	$(4,960,325)	$(9,234,441)
Reported basic and diluted loss per common share	$(0.27)	$(0.51)
Share-based compensation costs per common share	$(0.02)	$(0.04)
Pro forma basic and diluted loss per common share	$(0.29)	$(0.55)

The following table summarizes information about the outstanding options as at June 30, 2006:

			Weighted average
		Weighted average	remaining life in
	Number outstanding	exercise price	years
0$to $1.25	1,239,179	$1.11	6.63
$1.26 to $2.50	5,247,646	$1.37	7.12
$2.51 to $10.00	217,430	$8.21	3.59
$10.01 to $119.25	45,882	$34.90	1.26
	6,750,137	$1.77	6.88

4. Comprehensive Income

For the three months and six months ended June 30, 2006 and June 30, 2005, there were no significant differences between the Corporation’s comprehensive income or loss and its net income or loss.

5. Canadian Accounting Principles

The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Corporation, for the three and six month periods ended June 30, 2006 and 2005 and for the balance sheets as at June 30, 2006 and December 31, 2005, in the following material respects from Canadian GAAP.

Balance Sheets - Canadian GAAP

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets	$15,766,001	$23,551,965
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,584,946	1,837,540
In-process research and development, net	15,406,801	17,317,249
	$33,507,748	$43,456,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$5,221,763	$6,109,176
	5,221,763	6,109,176

Shareholders’ equity (deficiency)
Common shares	238,597,956	238,597,956
Contributed surplus	18,435,944	18,352,736
Cumulative translation adjustment	(6,490,184)	(6,490,184)
Accumulated deficit	(222,257,731)	(213,112,930)
Total shareholders’ equity	28,285,985	37,347,578

Total liabilities and shareholders’ equity	$33,507,748	$43,456,754

Statements of loss - Canadian GAAP
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss in accordance with U.S. GAAP	$(3,888,474)	$(4,642,741)	$(7,330,065)	$(8,585,137)

Adjustments to reconcile to Canadian GAAP:

Non-cash share based compensation costs (1)	—	(320,721)	—	(652,441)

Interest and accretion on convertible debentures	—	(261,372)	—	(535,238)

Amortization of purchased in-process research and development (2)	(907,368)	—	(1,814,736)	—

Net loss in accordance with Canadian GAAP	$(4,795,842)	$(5,224,834)	$(9,144,801)	$(9,772,816)

Weighted average number of common shares outstanding	55,479,549	17,101,359	55,479,549	16,830,658

Basic and diluted loss per common share	$(0.09)	$(0.31)	$(0.16)	$(0.58)

(1)             Prior to January 2006, under U.S. GAAP, the Corporation accounted for its stock option plan in accordance with APB Opinion No. 25 and provided pro forma net income and pro forma income per share disclosure as if the fair value based method as defined in SFAS No. 123 had been applied to stock-based awards.  Under Canadian GAAP, the Corporation accounted for its stock option plan in accordance with CICA 3870 which requires entities to account for employee stock options using the fair value based method, where compensation cost is measured at fair value at the date of grant and is expensed over the stock-based awards vesting period. With the January 1, 2006 adoption of FAS 123(R), this difference has been eliminated.

(2)             Under U.S. GAAP, acquired in-process research and development is required to be expensed if the related technology has not reached technological feasibility and does not have an alternative future use.  Under Canadian GAAP, in-process research and development and work force intangible assets, acquired in the Medquest acquisition in July 2005, were capitalized and are being amortized on a straight-line basis over their useful lives.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three month and six month periods ended June 30, 2006 and June 30, 2005. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2005, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10 - KSB, as amended, for the fiscal year ended December 31, 2005. Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 5 to the interim unaudited consolidated financial statements. In this discussion, all amounts are in U.S. dollars unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: slow market acceptance of and demand for the Corporation’s Novacor® LVAS (Left Ventricular Assist Pump) product; costs and delays associated with clinical trials; limitations on third-party reimbursement; inability to protect proprietary technology; slow Destination Therapy adoption rate for VADs (Ventricular Assist Device) including our Novacor LVAS; loss of commercial market share to competitors due to WorldHeart’s financial condition; immediate and significant need for additional financing; delays in completion of cost reductions programs or implementation of other alternative programs or transactions.

OVERVIEW

WorldHeart is a developer of mechanical circulatory support systems, including ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. The Corporation believes that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support, or functional replacement. Alternatively, rotary devices are best suited to late-stage patients, with some contractility, who require only partial support, or an assist. The Corporation has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands.  WorldHeart currently derives substantially all of its revenue from its Novacor LVAS and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in certain other countries.

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

WorldHeart is developing a next-generation small implantable pulsatile VAD (the Novacor II) and, during the third quarter of 2005, acquired MedQuest’s technology and development programs associated with a magnetically levitated centrifugal rotary VAD (the WorldHeart Rotary VAD).  Development work on the Novacor II achieved important milestones with a successful initial animal implant completed in July 2005 and a second successful chronic animal implant completed in March 2006.  Further animal trials are planned for 2006 assuming the
Corporation secures additional funding.  A successful first in-human clinical trial of the WorldHeart Rotary VAD was initiated in Europe in March 2006 with a second successful implant in May.  The first implanted patient was weaned from the Rotary VAD and discharged from the hospital in June 2006.  Additional clinical implants are planned in 2006.

Research and development by WorldHeart’s competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received the CE Mark in Europe and are advancing through clinical trials in the United States and Europe.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, WorldHeart believes that the DT market will evolve more rapidly when devices are accepted as reliable and durable. A wider adoption of VADs for DT may occur with the next-generation VADs.

Summary of Quarterly Results
In thousands (000’s) except for per share amounts
(unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2006	2006	2005	2005

Net revenue	$2,988	$3,285	$3,630	$2,150
Net loss for the period	(3,888)	(3,442)	(21,998)	(22,251)
Net loss applicable to common shareholders	(3,888)	(3,442)	(21,998)	(28,111)
Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.40)	$(0.64)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2005	2005	2004	2004

Net revenue	$2,449	$3,417	$2,987	$2,250
Net loss for the period	(4,643)	(3,942)	(5,609)	(11,621)
Net loss applicable to common shareholders	(4,643)	(3,942)	(6,294)	(10,936)
Basic and diluted loss per share	$(0.27)	$(0.24)	$(0.41)	$(0.71)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$2,988,071	$2,449,178	$6,272,887	$5,866,166
Cost of goods sold	(1,910,476)	(2,142,266)	(3,322,217)	(4,253,968)
Gross margin	1,077,595	306,912	2,950,670	1,612,198
Operating expenses
Selling, general and
administrative	2,275,644	3,017,330	4,731,486	6,463,159
Research and development	2,763,492	1,274,510	5,662,390	2,462,068
Restructuring costs	—	211,905	—	341,403
Amortization of intangibles	47,856	127,513	95,712	255,027
Total operating expenses	5,086,992	4,631,258	10,489,588	9,521,657
Operating loss	(4,009,397)	(4,324,346)	(7,538,918)	(7,909,459)
Other income (expenses)
Foreign exchange gain (loss)	47,219	7,093	40,521	(17,279)
Investment and other income	73,704	11,742	166,976	32,240
Loss on disposal of capital assets	—	—	(271)	—
Interest expense and financing costs	—	(337,230)	1,627	(690,639)
Net loss for the quarter	$(3,888,474)	$(4,642,741)	$(7,330,065)	$(8,585,137)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues.  WorldHeart primarily sells its products directly, except for a few countries where it sells through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	Units	$	Units	$	Units	$	Units

Implant kits	$1,844	27	$1,545	23	$4,069	59	$3,691	55
Peripherals and other	$1,144		$904		$2,204		$2,175
Revenue	$2,988		$2,449		$6,273		$5,866

Revenue for the quarter ended June 30, 2006 was $2,988,000 reflecting an increase of $539,000, or 22%, compared with the quarter ended June 30, 2005. Implant kit revenue in the second quarter of 2006 increased by $299,000, or 19%, compared with the second quarter of 2005.  During the second quarter of 2006, the average price per kit was $68,300, compared with $67,200 during the second quarter of 2005, reflecting primarily a reduction in discounted sales in the 2006 second quarter. Implant kits recognized as revenue were 27 and 23 in the quarters ended June 30, 2006 and June 30, 2005, respectively.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the quarter ended June 30, 2006 were $1,144,000, an increase of 27%, compared with peripherals and other revenue of $904,000 recorded in the quarter ended June 30, 2005.

Revenue during the first six months of 2006 was $6,273,000, an increase of $407,000, or 7%, over the same period in 2005. Implant kit revenue of $4,069,000, increased by 10% for the six months ended June 30, 2006, compared with approximately $3,691,000 for the six months ended June 30, 2005. Implant kits recognized as revenue for the six months ended June 30, 2006 totaled 59, compared with 55 during the same period of 2005.

At March 31, 2006, three implant kits were recorded as deferred revenue. During the second quarter of 2006, revenue was recognized on two previously deferred kits with no new deferred kits, resulting in one implant kit remaining in deferred revenue at June 30, 2006.  Resulting deferred revenue at June 30, 2006 was $168,000, consisting of one implant kit, hardware and peripheral sales and services and other revenue, compared with $357,000 at March 31, 2006.

Cost of goods sold: For the three months ended June 30, 2006, the cost of goods sold as a percent of revenue was 64%, compared with 88% for the three months ended June 30, 2005.  Cost of goods as a percent of revenue during the first six months of 2006 was 53%, compared with 73%, over the same period in 2005.  The significantly lower cost of goods sold and the resulting improvement in gross profit margins in this year’s second quarter and the six months ended June 30, 2006 was due, principally, to more favorable manufacturing variances. This was partially offset by the writedown of some of our expired kits recorded as cost of goods sold in the second quarter of 2006. In addition, our other, non-implant kit product revenue mix was at a lower average cost of sales than in the comparative periods of 2005.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows: (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Selling	$1,004	$1,617	$2,027	$3,385
General and administrative	1,272	1,400	$2,704	$3,078
Total	$2,276	$3,017	$4,731	$6,463

Selling, general and administrative expense for the three months ended June 30, 2006 decreased by $741,000, or 25%, versus the same period in 2005, and for the six months ended June 30, 2006 decreased by $1,732,000, or 27%, versus the same period in 2005.  Selling expenses for the three months ended June 30, 2006 decreased by $613,000, or 38%, compared with the same period in 2005, and for the six month period decreased by $1,358,000, or 40%, compared with the same period last year.  Selling expenses decreased due to lower promotional costs, consulting, and travel expenses, as well as reduced personnel costs particularly in Europe.

General and administrative expenses for the three months ended June 30, 2006 decreased by $128,000, or 9%, compared with the same period in 2005,  and for the six months ended June 30, 2006 decreased  by $374,000, or 12%. These reductions are primarily due to cost savings associated with the consolidation of our North American Novacor operations. For the three month and six month periods ended June 30, 2006, WorldHeart recorded $51,000 and $83,000 in stock-based compensation expense respectively, following the adoption of  FAS 123(R). There was no stock-based compensation expense recorded in the quarter ended June 30, 2005.  Administrative expenses are expected to decrease slightly in the next several quarters resulting from previously implemented cost reduction programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended June 30, 2006 were $2,763,000, an increase  of $1,488,000, compared with the three months ended June 30, 2005.  Research and development expenses for the six months ended June 30, 2006 increased by $3,200,000, compared with the six months ended June 30, 2005. These increases are primarily due to the acquisition of MedQuest in July 2005 and related development and clinical costs of our WorldHeart Rotary VAD.

Restructuring costs: On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American Novacor operations into one location has reduced ongoing business expenses and improved operational efficiency and effectiveness. The restructuring was completed by the end of June 2005. During the three months and six months ended June 30, 2006, no restructuring costs were recorded compared with $212,000 recorded in the three months and $341,000 recorded in the six months ended June 30, 2005.

Amortization of intangibles: Amortization of intangibles for the three and six month periods ended June 30, 2006 were $48,000 and $96,000, respectively. These intangible assets were recorded as part of the MedQuest acquisition and represent the estimated intangible value of the MedQuest workforce of $765,000, which is being amortized on a straight-line basis over four years. The amortization of the Novacor asset intangibles for the three and the six month periods ended June 30, 2005 were  $128,000 and $255,000, respectively.  At June 30, 2005, the Novacor assets were fully amortized.

Foreign Exchange: Foreign exchange transactions resulted in a gain of $47,000 for the three month period ended June 30, 2006, compared with a gain of $7,000 for the three month period ended June 30, 2005. Foreign exchange transactions resulted in a gain of $41,000 for the six month period ended June 30, 2006, compared with a loss of $17,000 for the six month period ended June 30, 2005. The gains during the three and six month periods in 2006 were primarily due to fluctuations of the U.S. dollar versus the Euro during these periods. The changes during the three and six month periods in 2005 were primarily due to the fluctuations of the U.S. dollar against the Euro and the Canadian dollar.

Investment and other income: Investment and other income for the quarter ended June 30, 2006 was $74,000, compared with $12,000 during the quarter ended June 30, 2005.  Investment and other income was $167,000 for the six month period ended June 30, 2006, compared with $32,000 for the six month period ended June 30, 2005.  The increases reflect higher average cash balances on our investments and higher investment interest rates in 2006.

Interest and financing costs:  There were no interest and financing costs during the three months ended June 30, 2006, compared with an expense of $337,000 during the three months ended June 30, 2005, consisting primarily of non-cash interest and accretion related to convertible debentures.  Interest and financing costs were $1,600 for the six month period ended June 30, 2006, compared with $691,000 for the six month period ended June 30, 2005. The decrease relates to convertible debentures, all of which were converted in July 2005.

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

At June 30, 2006, we had cash and cash equivalents of $4.6 million, a decrease of $6.1 million for the six month period from December 31, 2005 and a decrease of $2.7 from March 31, 2006.  During the second quarter of 2006, cash used to fund operating activities was $2.6 million reflecting our net loss for the period of $3.9 million, offset by $1.0 million of changes in working capital and $0.2 million of amortization and depreciation. Working capital changes consisted primarily of an increase in accounts payable and accured liabilities of $0.5 million, a decrease in accounts receivable of $0.2 million and a decrease in inventory of $0.3 million.

Investing activities in the second quarter of 2006 and six months ended June 30, 2006 requiring cash resources consisted of capital equipment additions of $47,000 and $75,000 respectively. There were no financing activities during this year’s second quarter. Based on our current cash we believe we have sufficient cash to fund operations to approximately the end of the third quarter of 2006.

We are aggressively exploring all possible financing and strategic alternatives, including equity, or debt financing transactions, corporate collaborations and sale of the Corporation. Equity financings could include, but are not limited to, private investment in public equity transactions. Corporate collaborations could include licensing of one or more products, co-development and co-funding of WorldHeart’s products or potential sale or merger of the Corporation. Management is taking steps to conserve cash pending a definitive outcome of these activities. Additional measures taken, beginning in the third quarter of 2006, include reducing raw material purchases and manufacturing activities to better align inventories with current commercial shipments and curtailing discretionary spending. We have engaged an investment banker to assist the Corporation in the evaluation and completion of financing and implementation of strategic alternatives.  Although WorldHeart has been and is exploring all opportunities to improve its financial condition, these efforts have not been successful to date, and there is no assurance that these programs will be successful. If the Corporation is not successful in securing additional funding or in implementing strategic alternatives in the very near term, we will not be able to continue our operations.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued focus on improving commercial operations; expanded Novacor LVAS kit sales and enrollment in the RELIANT Trial; decreasing production costs through manufacturing cost reduction programs; the rate of investment in our next-generation technologies, including our Novacor II and WorldHeart Rotary VAD; clinical trials costs and the approval process for the next-generation products; our general efforts to improve operational efficiency and conserve cash, including continued synergies from the acquisition of MedQuest and other cost improvement programs.

IMPACT OF THE ADOPTION OF FAS 123(R)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.  FAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. We recognize the stock compensation expense over the vesting period of the individual equity instruments.

WorldHeart has elected the modified prospective transition method for adopting FAS 123(R). Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date.  The unrecognized expense of awards not yet vested as of January 1, 2006, the date of FAS 123(R) adoption by the Corporation, are also recognized as an expense in the calculation of net income. For a detailed discussion of the impact of FAS123(R) on the Corporation’s financial statements, please refer to Note 3.

OFF- BALANCE SHEET ARRANGEMENTS

None

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(None)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has made no repurchases of common shares during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

On July 12, 2006, the Corporation amended its employment agreement with Dr. Piet Jansen. Under the current agreement, as the Corporation’s Chief Medical Officer, he receives an annual salary of $205,000, and is entitled to receive reimbursement of certain moving expenses for his relocation in Oakland, California up to $50,000. The initial term of employment under the current agreement is eighteen months, during which time Dr. Jansen may be terminated for cause (as defined in the agreement), and after such initial term, Dr. Jansen’s employment will be at-will. If, following a change of control of WorldHeart (as defined in the agreement) but prior to the expiration of the initial term of employment, Dr. Jansen is terminated, then he is entitled to receive, as severance, the remainder of his compensation that he would have been paid during the initial term of employment.

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit 10.16	Employment agreement with Dr. Piet Jansen.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: August 11, 2006	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief
Executive Officer

Dated: August 11, 2006	/s/ A. Richard Juelis
A. Richard Juelis, Vice President, Finance
and Chief Financial Officer