Form 10QSB
period 2006-09-30
WORLD HEART CORP
filed 2006-11-14
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   September 30, 2006

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

The number of common shares outstanding as of  October 31, 2006 was 55,479,549.

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

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD HEART CORPORATION
Consolidated Balance Sheets
(United States Dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,541,399	$10,661,682
Trade and other receivables	1,721,316	3,896,281
Prepaid expenses	1,145,277	778,007
Inventory	4,202,882	8,215,995
	8,610,874	23,551,965
Long-term assets
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,435,218	1,837,540
Intangible assets	538,620	682,188
	2,723,838	3,269,728
Total assets	$11,334,712	$26,821,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,265,217	$3,754,620
Indirect taxes payable	402,612	343,082
Accrued compensation	645,008	806,367
Deferred revenue	123,084	1,205,107
Total liabilities	$5,435,921	$6,109,176

Shareholders’ equity
Share capital:
Issued and outstanding - 55,479,549 common shares (December 31, 2005 - 55,479,549 common shares)	276,908,002	276,908,002
Additional paid-in-capital	2,273,747	2,138,765
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(266,997,381)	(252,048,673)
Total shareholders’ equity	$5,898,791	$20,712,517

Total liabilities and shareholders’ equity	$11,334,712	$26,821,693

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
Consolidated Statements of Operations
(United States Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$1,387,096	$2,149,751	$7,659,983	$8,015,917
Cost of goods sold	(4,524,142)	(1,726,158)	(7,846,359)	(5,980,126)

Gross margin	(3,137,046)	423,593	(186,376)	2,035,791

Operating expenses
Selling, general and administrative	1,963,831	2,540,113	6,695,317	9,003,272
Research and development	2,429,875	1,913,941	8,092,265	4,376,010
Restructuring costs	—	(8,373)	—	333,030
Amortization of intangibles	47,856	31,491	143,568	286,518
Acquired in process research and development	—	18,147,341	—	18,147,341

Total operating expenses	4,441,562	22,624,513	14,931,150	32,146,171

Operating loss	(7,578,608)	(22,200,920)	(15,117,526)	(30,110,380)

Other income (expenses)
Foreign exchange gain (loss)	588	(51,279)	41,109	(68,558)
Investment and other income	37,130	91,841	204,106	124,081
Loss on disposal of capital assets	—	—	(271)	(959)
Interest expense and financing costs	(77,753)	(90,750)	(76,126)	(780,429)

Net loss for the quarter	$(7,618,643)	$(22,251,108)	$(14,948,708)	$(30,836,245)

Effect of warrant exchange	—	(5,860,250)	—	(5,860,250)

Net loss applicable to common shareholders	$(7,618,643)	$(28,111,358)	$(14,948,708)	$(36,696,495)

Weighted average number of common shares outstanding	55,479,549	43,797,104	55,479,549	25,918,252

Basic and diluted loss per common share	$(0.14)	$(0.64)	$(0.27)	$(1.42)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
Consolidated Statements of Cash Flow
(United States Dollars)
|(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
CASH FLOWS FROM (USED IN)

Operating activities
Net loss for the period	$(7,618,643)	$(22,251,108)	$(14,948,708)	$(30,836,245)
Items not involving cash —
Amortization and depreciation	240,455	196,479	663,894	765,540
Loss on disposal of capital assets	—	—	271	959
In-process research and development	—	18,147,341	—	18,147,341
Write down of capital and intangible assets	—	—	—	36,842
Non-cash expense on stock options	51,774	160,935	134,982	160,935
Interest and accretion on convertible debentures	—	93,153	—	770,954
Unrealized foreign exchange loss (gain)	—	108,496	945	385,124
Change in operating components of working capital	4,342,625	(1,235,921)	5,146,608	(1,079,436)
Cash used in operating activities	(2,983,789)	(4,780,625)	(9,002,008)	(11,647,986)

Investing activities
Redemption (purchase) of short-term investments	—	—	—	4,999,035
Deferred transaction costs paid	—	(1,255,696)	—	(1,255,696)
Purchase of capital assets	(42,871)	(12,274)	(118,275)	(127,954)
Cash provided by (used in) investing activities	(42,871)	(1,267,970)	(118,275)	3,615,385

Financing activities
Repayment of bridge loan	—	(3,500,000)	—	(3,500,000)
Issuance of common shares through private placement	—	12,000,000	—	12,000,000
Common shares issued through exercise of warrants	—	10,655,000	—	10,655,000
Cash provided by financing activities	—	19,155,000	—	19,155,000

Effect of exchange rates on cash and cash equivalents	—	3,497	—	(19,333)
Change in cash and cash equivalents for the period	(3,026,660)	13,109,902	(9,120,283)	11,103,066

Cash and cash equivalents, beginning of the period	4,568,059	1,811,931	10,661,682	3,818,767

Cash and cash equivalents, end of the period	$1,541,399	$14,921,833	$1,541,399	$14,921,833

Supplementary Cash Flow Information

Convertible debentures settled with the issuance of common shares	$—	$11,639,289	$—	$13,318,750

Accrued interest on convertible debentures settled with the issuance of common shares	—	301,988	—	320,988

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

During the quarter ended September 30, 2006, the Corporation incurred a net loss of $7.6 million and used cash in its operations of $3.0 million. As at September 30, 2006, WorldHeart had cash and cash equivalents of $1.5 million and current liabilities of $5.3 million. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

On November 13, 2006, the Corporation entered into a purchase agreement with certain new and current investors for a private placement financing. The completion of the private placement is subject to shareholder approval which is expected to occur at the Corporation’s Annual and Special Meeting to be held on December 20, 2006. Gross proceeds from the financing are expected to be about $14.1 million at a price of $0.25 per common share. A first closing of the financing of $2.75 million is expected to occur on or before November 17, 2006. A second closing of about $11.3 million is expected to occur immediately after shareholder approval. In addition, the Corporation will pay investment banking fees equal to 6% of the gross proceeds payable in common shares. Under the terms of the transaction, the Corporation is required to register for resale the common shares issued pursuant to the private placement.

In addition, as part of the Corporation’s continuing efforts to control spending, and in response to changing market conditions for its Novacor® LVAS product, WorldHeart announced on November 14, 2006 a significant restructuring and realignment of its business operations.  The restructuring program will reduce manufacturing, selling and administrative costs, primarily associated with the Novacor LVAS product.  The program will include a reduction in workforce of 50 to 55 persons, or about 50% of its current workforce, primarily at its Oakland, California and Heesch, Netherlands locations.  In addition, during the quarter, the Corporation wrote off approximately $3.6 million of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management has determined will not be utilized in future periods.  In the fourth quarter of 2006, the Corporation expects to incur charges of about $0.7 million, primarily related to severance, in connection with the announced restructuring, and may take a further write down of its Novacor LVAS inventory and fixed assets.

The Corporation’s continuation as a going concern is dependent on completion of the private placement and the restructuring and realignment of its business operations.  The Company believes the financing, in combination with the restructuring, will provide sufficient funds to continue operations through, at least the first quarter of 2008.These interim unaudited consolidated financial statements do not include any adjustments relating to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary, were the going concern assumption inappropriate, and these adjustments could be material.

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

The accounting  principles used as a basis for these consolidated financial statements also conform in all material respects with Canadian generally accepted accounting principles (Canadian GAAP) except as described in Note 8. The interim unaudited consolidated financial statements are expressed in U.S. dollars.

Use of estimates

The preparation of these interim unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of  the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

WorldHeart has elected the modified prospective transition method for adopting FAS 123 (R). Under this method, the provisions of FAS 123 (R) apply to all stock-based awards granted after the effective date.  The unrecognized expense of awards not yet vested as of January 1, 2006, the date of FAS 123 (R) adoption by the Corporation, are also recognized as an expense in the calculation of net income.   As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine-month period ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

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

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation.

The stock-based compensation expense for the three and nine-month period ended September 30, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006
Selling, general and administrative	51,037	133,630
Research and development	737	1,352
	$51,774	$134,982

This stock compensation expense had a negligible impact on the Corporation’s earnings per common share for the third quarter 2006. The unrecognized expense of awards not yet vested, net of estimated forfeitures, was $219,000 and the related stock-based compensation expense will be recognized over the following eleven quarters beginning September 30, 2006.

Stock-based Compensation Award Activity

The following table summarizes activity under our ESOP for the three and nine months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	6,803,803	$1.73
Granted	3,000	$0.59
Exercised	—	—
Forfeited/ expired / cancelled	(54,368)	$37.44
Outstanding at March 31, 2006	6,752,435	$1.44
Granted	148,000	$1.12
Exercised	—	—
Forfeited/ expired / cancelled	(150,298)	$6.08
Outstanding at June 30, 2006	6,750,137	$1.77
Granted	3,500	$0.68
Exercised	—	$—
Forfeited/ expired / cancelled	(2,551)	$39.74
Outstanding at September 30, 2006	6,751,086	$1.76
Exercisable at September 30, 2006	6,356,590	$1.79
Nonvested at September 30, 2006	394,496	$1.28

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of all outstanding options was nil with a weighted average remaining contractual term of approximately 6.6 years. Of the 6,751,086 outstanding options, exercisable options were 6,356,590 with a weighted average remaining contractual life of 6.5 years and 394,496 were unvested with a weighted average remaining contractual life of 7.6 years. No options were exercised under our stock option plan during the three and nine month periods ended September 30, 2006. The weighted average grant-date fair value of options granted in the three and nine month periods ended September 30, 2006 were $0.52 and $0.85, respectively.

A summary of the status and changes of our non-vested shares related to our ESOP as of and during the nine months ended September 30, 2006 is presented below. The weighted average grant date fair value on non-vested shares represent the gross value of unvested options, excluding estimated forfeitures.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	413,330	$0.99
Granted	154,500	0.84
Vested	(173,334)	0.97
Nonvested at September 30, 2006	394,496	$0.95

Valuation Assumptions

WorldHeart calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted during the three and month periods ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006
Average risk free interest rate	4.6%	4.5%
Expected life (in years)	5.5	5.6
Expected volatility	95%	93%
Dividend yield	0%	0%

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

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net loss applicable to common shareholders	$(28,111,358)	$(36,696,495)
Adjustment for stock based costs included in net loss	160,931	160,931
Stock-based costs under fair value method	(1,214,519)	(1,863,823)
Adjusted pro forma net loss	$(29,164,946)	$(38,399,387)

Reported basic and diluted loss per common share	$(0.64)	$(1.42)
Stock-based compensation costs per common share	(0.03)	(0.07)
Pro forma basic and diluted net loss per common share	$(0.67)	$(1.48)

The following table summarizes information about the outstanding options as at September 30, 2006:

	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
$0.59 to $1.25	1,242,679	$1.11	6.30
$1.26 to $2.50	5,247,646	$1.37	6.86
$2.51 to $10.00	217,412	$8.21	3.30
$10.01 to $119.25	43,349	$34.61	1.07
	6,751,086	$1.76	6.61

4.              Comprehensive Income

For the three months and nine months ended September 30, 2006 and September 30, 2005, there were no significant differences between the Corporation’s comprehensive income or loss and its net income or loss.

5.              MedQuest Acquisition

On July 29, 2005, WorldHeart completed the acquisition (MedQuest Acquisition) of all assets and assumption of certain liabilities of MedQuest Products, Inc. (MedQuest), raised approximately $22.7 million in gross financing proceeds from a private placement of common shares with Maverick Venture Management, LLC (Maverick) and the exercise of all the outstanding warrants. In addition, pursuant to the purchase agreement, WorldHeart repaid $3.5 million owed by MedQuest to Maverick upon closing of the MedQuest Acquisition. As a result, WorldHeart received net proceeds of approximately $8.5 million from the private placement.

The acquisition resulted in a one-time charge to earnings for the value of the acquired in-process research and development of approximately $18.1 million in the period ended September 30, 2005.

6.              Convertible Debentures and Warrants

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

7.              Restructuring

On August 25, 2004, the Company approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location has reduced ongoing business expenses.  The consolidation was completed by June 30, 2005. These interim unaudited financials statements do not include any provision for the costs of restructuring announced on November 14, 2006.

8.              Canadian Accounting Principles

The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles differ, as they affect the Corporation, for the three and nine month periods ended September 30, 2006 and 2005 and for the balance sheets as at September 30, 2006 and December 31, 2005, in the following material respects from Canadian GAAP.

Balance Sheets - Canadian GAAP

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets	$8,610,874	$23,551,965
Cash pledged as collateral for lease	750,000	750,000
Capital assets	1,435,218	1,837,540
In-process research and development, net	14,451,577	17,317,249
	$25,247,669	$43,456,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$5,435,921	$6,109,176
	5,435,921	6,109,176

Shareholders’ equity (deficiency)
Common shares	238,597,956	238,597,956
Contributed surplus	18,487,718	18,352,736
Cumulative translation adjustment	(6,490,184)	(6,490,184)
Accumulated deficit	(230,783,742)	(213,112,930)
Total shareholders’ equity	19,811,748	37,347,578

Total liabilities and shareholders’ equity	$25,247,669	$43,456,754

Statements of loss - Canadian GAAP

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss in accordance with U.S. GAAP	$(7,618,643)	$(22,251,108)	$(14,948,708)	$(30,836,245)
Adjustments to reconcile to Canadian GAAP:
Non-cash share based compensation costs (1)	—	(1,053,588)	—	(1,703,192)
Interest and accretion on convertible debentures	—	(73,673)	—	(608,910)
In-process research and development (2)	—	18,147,341	—	18,147,341
Amortization of purchased in-process research and development (3)	(907,368)	(604,912)	(2,722,104)	(604,912)

Net loss in accordance with Canadian GAAP	$(8,526,011)	$(5,835,940)	$(17,670,812)	$(15,605,918)

Weighted average number of common shares outstanding	55,479,549	43,797,104	55,479,549	25,918,252

Basic and diluted loss per common share	$(0.15)	$(0.13)	$(0.32)	$(0.60)

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

(3)          Under U.S. GAAP, the Corporation charged the in-process research and development acquired in the MedQuest Acquisition to earnings at the time the acquisition was completed. Under Canadian GAAP, the Corporation accounts for this as an acquired intangible and amortizes the $18.1 million value originally assigned to it against earnings on a straight-line basis over its estimated useful life of five years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three month and nine month periods ended September 30, 2006 and September 30, 2005. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2005, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10—KSB, as amended. Significant differences between Canadian GAAP and U.S. GAAP are presented in Note 8 to the interim unaudited consolidated financial statements. In this discussion, all amounts are in U.S. dollars unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: continued slow market acceptance of and shift in demand away from first generation VAD products, including the Corporation’s Novacor® LVAS (Left Ventricular Assist Pump) product; costs and delays associated with clinical trials; limitations on third-party reimbursement; inability to protect proprietary technology; slow Destination Therapy adoption rate for VADs (Ventricular Assist Device), including our Novacor LVAS; continued loss of commercial market share to competitors due to WorldHeart’s financial condition;  failure to complete the private placement financing announced on November 14, 2006 for any reason and significant need for additional financings in the future; inability to enter into strategic relationships; delays in completion of the cost reduction programs associated with restructuring announced on November 14, 2006; and costs and delays associated with the development in clinical trials of the Levacor Rotary VAD product.

OVERVIEW

WorldHeart is a developer of mechanical circulatory support systems, including VADs , which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. The Corporation believes that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support or functional replacement. Alternatively, rotary devices are best suited to late-stage patients, with some contractility, who require only partial support or an assist. The Corporation has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands.  WorldHeart currently derives substantially all of its revenue from its Novacor LVAS and related peripheral equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, most of Europe and Canada and through a distributor in certain other countries.

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

WorldHeart is conducting a long-term use pivotal trial in the United States called RELIANT (Randomized Evaluation of the Novacor LVAS in a Non-Transplant Population).  Data from the RELIANT Trial is required to support a Pre-market Approval Supplement that will request approval for the use of the Novacor LVAS by non-transplant eligible, or Destination Therapy, patients in the United States. In April 2006, the FDA conditionally approved significant changes to the RELIANT Trial protocol, including an approximate 50% reduction in patient sample size and several changes in patient enrollment criteria.

The Corporation’s primary development program is for a magnetically levitated centrifugal rotary VAD (called Levacor).  A successful first in-human clinical trial of the Levacor VAD was initiated in Europe in March 2006 with a second successful implant in May.  The first and second implanted patients were weaned from the Levacor VAD and discharged from the hospital in June and August 2006, respectively.  Additional clinical implants are planned for North America. Assuming successful completion of the necessary financing, WorldHeart plans to develop in the future other next-generation devices including a small implantable pulsatile VAD (the Novacor II).

Research and development by WorldHeart’s competitors is proceeding for several next-generation non-pulsatile continuous flow assist devices. Certain of these devices have received the CE Mark in Europe and are advancing through clinical trials in the United States and Europe.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, WorldHeart believes that the DT market will evolve more rapidly when next-generation VAD devices are shown, by the medical community, to be reliable and durable.

These interim unaudited consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that World Heart Corporation (the Corporation or WorldHeart) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the quarter ended September 30, 2006, the Corporation incurred a net loss of $7.6 million and used cash in its operations of $3.0 million. As at September 30, 2006, WorldHeart had cash and cash equivalents of $1.5 million and current liabilities of $5.3 million. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

On November 13, 2006, the Corporation entered into a purchase agreement with certain new and current investors for a private placement financing. The completion of the private placement is subject to shareholder approval which is expected to occur at the Corporation’s Annual and Special Meeting to be held on December 20, 2006. Gross proceeds from the financing are expected to be about $14.1 million at a price of $0.25 per common share. A first closing of the financing of $2.75 million is expected to occur on or before November 17, 2006. A second closing of about $11.3 million is expected to occur immediately after shareholder approval. In addition, the Corporation will pay investment banking fees equal to 6% of the gross proceeds payable in common shares. Under the terms of the transaction, the Corporation is required to register for resale the common shares acquired pursuant to the private placement.

In addition, as part of the Corporation’s continuing efforts to control spending, and in response to changing market conditions for its Novacor LVAS product, WorldHeart also announced on November 14, 2006 a significant restructuring and realignment of its business operations.  The restructuring program will reduce manufacturing, selling and administrative costs, primarily associated with the Novacor LVAS product.  The program will include a reduction in workforce of 50 to 55 persons, or about 50% of its current workforce, primarily at its Oakland, California and Heesch, Netherlands locations.  In addition, during the quarter, the Corporation wrote off approximately $3.6 million of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management has determined will not be utilized in future periods.  In the fourth quarter of 2006, the Corporation expects to incur charges of about $0.7 million, primarily related to severance, in connection with the announced restructuring and may take a further write down of its Novacor LVAS inventory and fixed assets.

The Corporation’s continuation as a going concern is dependent on completion of the private placement and the restructuring and realignment of its business operations. The Company believes the financing, in combination with the restructuring, will provide sufficient funds to continue operations through, at least the first quarter of 2008. These interim unaudited consolidated financial statements do not include any adjustments relating to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary, were the going concern assumption inappropriate, and these adjustments could be material.

MEDQUEST ACQUISITION

On July 29, 2005, WorldHeart completed the acquisition (MedQuest Acquisition) of all assets and assumption of certain liabilities of MedQuest Products, Inc. (MedQuest), raised approximately $22.7 million in gross financing proceeds from a private placement of common shares with Maverick Venture Management, LLC (Maverick) and the exercise of all the outstanding warrants. In addition, pursuant to the purchase agreement, WorldHeart repaid $3.5 million owed by MedQuest to Maverick upon closing of the MedQuest Acquisition. As a result, WorldHeart received net proceeds of approximately $8.5 million from the private placement.

The acquisition resulted in a one-time charge to earnings for the value of the acquired in-process research and development of approximately $18.1 million in the period ended September 30, 2005.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

(unaudited)

	Three Months Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Net revenue	$1,387	2,988	$3,285	$3,630
Net loss for the period	(7,619)	(3,888)	(3,442)	(21,998)
Net loss applicable to common shareholders	(7,619)	(3,888)	(3,442)	(21,998)
Basic and diluted loss per share	$(0.14)	(0.07)	$(0.06)	$(0.40)

	Three Months Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004

Net revenue	$2,150	2,449	$3,417	$2,987
Net loss for the period	(22,251)	(4,643)	(3,942)	(6,294)
Net loss applicable to common shareholders	(28,111)	(4,643)	(3,942)	(6,294)
Basic and diluted loss per share	$(0.64)	(0.27)	$(0.24)	$(0.41)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$1,387	$2,150	$7,660	$8,016
Cost of goods sold	(4,524)	(1,726)	(7,846)	(5,980)

Gross margin	(3,137)	424	(186)	2,036

Operating expenses
Selling, general and administrative	1,964	2,540	6,695	9,003
Research and development	2,430	1,914	8,092	4,376
Restructuring costs	—	(8)	—	333
Acquired in-process research and development	—	18,147	—	18,147
Amortization of intangibles	48	31	144	287

Total operating expenses	4,442	22,624	14,931	32,146

Operating loss	(7,579)	(22,201)	(15,118)	(30,110)

Other income (expenses)	(40)	(50)	169	(726)

Net loss for the quarter	$(7,619)	$(22,251)	$(14,948)	$(30,836)

Effect of warrant exchange	—	(5,860)	—	(5,860)

Net loss applicable to common shareholders	$(7,619)	$(28,111)	$(14,948)	$(36,696)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues.  WorldHeart primarily sells its products directly, except for a few countries where it sells through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	Units	$	Units	$	Units	$	Units
Implant kits	$656	9	$1,482	22	$4,725	68	$5,173	77
Peripherals and other	731		668		2,935		2,843

Revenue	$1,387		$2,150		$7,660		$8,016

Revenue for the quarter ended September 30, 2006 was $1,387,000 reflecting a decrease of $763,000, or 35%, compared with the quarter ended September 30, 2005. Implant kit revenue in the third quarter of 2006 decreased by

$826,000, or 56%, compared with the third quarter of 2005.  During the third quarter of 2006, the average price per kit was $73,000, compared with $67,000 during the third quarter of 2005, reflecting primarily a reduction in discounted sales in the 2006 third quarter.  Implant kits recognized as revenue were 9 and 22 in the quarters ended September 30, 2006 and September 30, 2005, respectively. We believe that the decrease in sales of our implant kits during the three months ended September 30, 2006 is indicative of the continued shift in market demand away from the first generation VAD products, including our Novacor LVAS, to next generation VAD products. In addition, WorldHeart’s financial condition prevented us from pursuing our normal sales and marketing efforts during the quarter.  We expect to see a recovery in Novacor LVAS sales with the completion of the financing but we will continue to monitor sales for the Novacor LVAS and realign our resources, as needed. We also plan to initiate revenue generating clinical trials of our Levacor Rotary VAD in the first half of 2007.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the quarter ended September 30, 2006 were $731,000, an increase of 9%, compared with peripherals and other revenue of  $668,000 recorded in the quarter ended September 30, 2005. Peripherals and other revenues for the nine months ended September 30, 2006 were $2,935,000, a 3% increase compared with peripherals and other revenue of $2,843,000 for the nine months ended September 30, 2005. Despite a reduction in Novacor LVAS implant kit sales, we will continue to sell Novacor LVAS hardware and peripherals in future periods.

Revenue during the first nine months of 2006 was $7,660,000, reflecting a decrease of $356,000, or 4%, over the same period in 2005. Implant kit revenue for the nine months ended September 30, 2006 decreased by $448,000, or 9%, compared with the nine months of 2005. Implant kits recognized as revenue were 68 and 77 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

At September 30, 2006, one implant kit from June 30, 2006 remains in deferred revenue.  There were no new deferred kits in the third quarter of 2006.

Cost of goods sold:  For the three months ended September 30, 2006, the cost of goods sold was $4,524,000, compared with $1,726,000 for the three months ended September 30, 2005.  Cost of goods sold during the first nine months of 2006 was $7,846,000, compared with $5,980,000 for the same period in 2005. Based on reduced sales levels of our Novacor LVAS product during the third quarter, we determined that certain of our inventory would not be utilized in future periods, and have therefore written off approximately $3.6 million in raw material, in-process and finished goods inventory related to the Novacor LVAS product.  Excluding the inventory write off, cost of goods sold for the three and nine month periods in 2006 were lower than the comparative periods in 2005 due to reduced levels of manufacturing variances. There was no inventory write off in 2005. We will continue to monitor Novacor LVAS sales in the future and may further reduce inventories to be aligned with market demand.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows: (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling	$804	$1,020	$2,831	$4,356
General and administrative	1,159	1,520	3,864	4,647
Total	$1,964	$2,540	$6,695	$9,003

Selling, general and administrative expense for the three months ended September 30, 2006 decreased by $576,000, or 23%, versus the same period in 2005, and for the nine months ended September 30, 2006 decreased by $2,308,000, or 26%, versus the same period in 2005.  Selling expenses for the three months ended September 30,

2006 decreased by $216,000, or 21%, compared with the same period in 2005, and for the nine month period decreased by $1,525,000, or 35%, compared with the same period last year.  Selling expenses decreased due to lower promotional costs, consulting, and travel expenses, as well as, reduced sales commissions on lower revenues and reduced personnel costs, particularly in Europe.

General and administrative expenses for the three months ended September 30, 2006 decreased by $361,000, or 24%, compared with the same period in 2005, and for the nine months ended September 30, 2006 decreased by $783,000, or 17%. These reductions were primarily due to lower consulting, capital taxes and insurance expenses in 2006. In addition, for the comparative nine month periods, there were lower costs in 2006 resulting from the consolidation of our North American Novacor operations which was completed in June 2005. Following the adoption of FAS123(R), WorldHeart recorded $51,000 and $134,000 in stock-based compensation expense for the three and nine month periods ended September 30, 2006, respectively.  WorldHeart recorded $161,000 in stock based compensation expense for the three and nine month periods ended September 30, 2005. The stock-based compensation expense in 2005 related to the intrinsic value of September 2004 grants which were subject to shareholder approval of an increase in the number of options available under the employee stock option plan. Administrative expenses are expected to continue to decrease slightly in the next quarter resulting from previously implemented cost reduction programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended September 30, 2006 were $2,430,000, an increase of $516,000 or 27%, compared with the three months ended September 30, 2005.  Research and development expenses for the nine months ended September 30, 2006 increased by $3,716,000 or 85%, compared with the nine months ended September 30, 2005.  These increases are primarily due to the acquisition of MedQuest in July 2005 and related development and clinical costs of our Levacor Rotary VAD.  We expect to increase research and development spending on the Levacor Rotary VAD in the next quarters.

Restructuring costs:  On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American Novacor operations into one location has reduced ongoing business expenses and improved operational efficiency and effectiveness. The restructuring was completed by the end of June 2005. During the three months and nine months ended September 30, 2006, no restructuring costs were recorded. During the nine months ended September 30, 2005, a restructuring cost of $333,000 was recorded. No restructuring costs were incurred during the three months ended September 30, 2005.

Amortization of intangibles:  Amortization of intangible assets for the three and nine month periods ended September 30, 2006 were $48,000 and $144,000, respectively. For the three month period ended in September 30, 2005, amortization of these intangible assets was $31,000. These intangible assets were recorded as part of the MedQuest acquisition and represent the estimated value of the MedQuest workforce of $765,000, which is being amortized on a straight-line basis over four years. Through the second half of 2005, amortization of $255,000 was recorded related to the Novacor asset. At June 30, 2005, the Novacor assets were fully amortized.

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

Foreign Exchange: Foreign exchange transactions resulted in a gain of $600 for the three month period ended September 30, 2006, compared with a loss of $51,000 for the three month period ended September 30, 2005. Foreign exchange transactions resulted in a gain of $41,000 for the nine month period ended September 30, 2006, compared with a loss of $69,000 for the nine month period ended September 30, 2005. The losses during the three and nine month periods in 2006 were primarily due to fluctuations of the U.S. dollar versus the Euro during these periods. The changes during the three and nine month periods in 2005 were primarily due to the fluctuations of the U.S. dollar against the Euro and the Canadian dollar.

Investment and other income: Investment and other income for the quarter ended September 30, 2006 was $37,000, compared with $92,000 during the quarter ended September 30, 2005.  Investment and other income was $204,000 for the nine month period ended September 30, 2006, compared with $124,000 for the nine month period ended September 30, 2005.  The decrease in investment and other income during the three months ended September 30, 2006, compared with the same period last year was due to a lower average cash balance during the 2006 quarter. Higher investment and other income for the nine months ended September 30, 2006, compared with the same period last year was due to higher average cash balances during the first nine months of 2006.

Interest, other expense and financing costs:  Interest, other expense and financing costs were $78,000 and $91,000 during the three months ended September 30, 2006 and September 30, 2005, respectively. Interest, other expense and financing costs were $76,000 and $780,000 for the nine month period ended September 30, 2006 and September 30, 2005, respectively.  Interest, other expense and financing costs during the three month and nine month periods ended September 30, 2006 relate primarily to the write off of some old accounts receivable.  Interest and other expense and financing costs during the three and nine month periods ended September 30, 2005 relate primarily to convertible debentures, all of which were converted in July 2005.

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

At September 30, 2006, we had cash and cash equivalents of $1.5 million, a decrease of $9.1 million for the nine month period from December 31, 2005 and a decrease of $3.0 from June 30, 2006.  During the third quarter of 2006, cash used to fund operating activities was $3.0 million reflecting our net loss for the period of  $7.6 million, offset primarily by $ 4.3 million of changes in working capital. Changes in working capital consisted primarily of an increase in accounts payable and accrued liabilities of $0.2 million, a decrease  in accounts receivable of $0.8 million, and a decrease in inventory of $3.4 million,  consisting primarily of the $3.6 million write down of inventory.

Investing activities in the third quarter of 2006 and nine months ended September 30, 2006 requiring cash resources consisted of capital equipment additions of $43,000 and $119,000 respectively. There were no financing activities during this year..

On November 13, 2006, the Corporation entered into a purchase agreement with certain new and current investors for a private placement financing. The completion of the private placement is subject to shareholder approval which is expected to occur at the Corporation’s Annual and Special Meeting to be held on December 20, 2006. Gross proceeds from the financing are expected to be about $14.1 million at a price of $0.25 per common share. A first closing of the financing of $2.75 million is expected to occur on or before November 17, 2006. A second closing of about $11.3 million is expected to occur immediately after shareholder approval. In addition, the Corporation will pay investment banking fees equal to 6% of the gross proceeds payable in common shares at the time of the second closing. Under the terms of the transaction, the Corporation is required to register for resale the common shares issued pursuant to the private placement.

As part of our continuing efforts to control spending, and in response to changing market conditions for our

Novacor LVAS product, we also announced on November 14, 2006 a significant restructuring and realignment of our business operations.  The restructuring program will reduce manufacturing, selling and administrative costs, primarily associated with the Novacor LVAS product.  The program will include a reduction in workforce of 50 to 55 persons, or about 50% of our current workforce, primarily at our Oakland, California and Heesch, Netherlands locations.  In the fourth quarter of 2006, the corporation expects to incur charges of about $0.7 million, primarily related to severance, in connection with the announced restructuring, and may take a further write down of its Novacor LVAS inventory and fixed assets.

The Company believes the financing, in combination with the restructuring, will provide sufficient funds to continue operations through, at least the first quarter of 2008.

We do not expect to achieve Novacor LVAS sales levels experienced in previous periods. However, we expect to see an increase in Novacor LVAS sales levels over the third quarter 2006 sales level. We will continue to monitor sales for our Novacor LVAS and we intend to continue to realign our resources towards the development of our next generation Levacor Rotary VAD in future periods.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our ability to maintain the current reduced level in Novacor LVAS kit sales, the rate of investment in our next-generation technologies, including the Levacor Rotary VAD; clinical trial costs and the approval process for the next-generation products; our ability to achieve operational efficiencies and planned cost reductions associated with our restructuring programs; and our ability to secure additional financing or enter in to strategic relationships or transactions.

IMPACT OF THE ADOPTION OF FAS 123(R)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share —Based Payment.  FAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. We recognize the stock compensation expense over the vesting period of the individual equity instruments.

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

OFF- BALANCE SHEET ARRANGEMENTS

None

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

World Heart Corporation
(Registrant)

Dated: November 14, 2006	/s/ JAL S. JASSAWALLA
Jal S. Jassawalla, President and Chief Executive Officer

Dated: November 14, 2006	/s/ A. RICHARD JUELIS
A. Richard Juelis, Vice President, Finance and Chief Financial Officer