Form 10KSB
period 2006-12-31
WORLD HEART CORP
filed 2007-03-29
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File No. 0-28882

WORLD HEART CORPORATION

Canada	52-2247240
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7799 Pardee Lane
Oakland, California, USA	94621
(Address of Principal Executive Office)	(Zip Code)

(510) 563-5000
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $8,616,038.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 1, 2007 was $12,779,480.

The number of common shares outstanding as of March 1, 2007 was 115,072,749.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes ☐       No ☒

i

PART I

Item 1.                        Description of Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements include statements regarding our expectations with respect to future development plans for our next generation product candidates, particularly the LevacorTM Rotary VAD, the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or the ability to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as “believe,” “feel,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “anticipate,” or “intend” or the negative of those terms, or by discussions of strategy or intentions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

•       our need for additional significant financings in the future;

•       costs and delays associated with clinical trials for our products and next-generation product candidates, such as Levacor Rotary VAD and Novacor II;

•       decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our products;

•       continued shift in market demand away from first generation VAD products, resulting in further reduced sales of our Novacor® LVAS (Left Ventricular Assist System) product;

•       continued slower Destination Therapy adoption rate for VADs;

•       limitations on third-party reimbursements;

•       our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products;

•       our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property;

•       our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products;

•       loss of commercial market share to competitors due to our financial condition; and

•       other factors we discuss under the heading “RISK FACTORS.”

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CORPORATE STRUCTURE

Name, Address and Incorporation

WorldHeart was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. Our head office is located at 7799 Pardee Lane, Oakland, California, USA, 94621 and our head office telephone number is 510-563-5000. We have an office at Cereslaan 34, 5384 VT, Heesch, Netherlands and a research facility at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116. Our registered office is located at 40 Elgin Street, Suite 1400, Ottawa, Ontario, Canada, K1P 5K6 and our telephone number is (613) 238-2000.

Our articles of incorporation were amended on June 22, 2000, to create a first series of 1,374,750 preferred shares designated as Cumulative Redeemable Convertible Preferred Shares, Series A (the Series A Shares), in connection with the acquisition by WorldHeart of the Novacor division of Edwards Lifesciences LLC (Edwards). On November 26, 2003, our articles were amended to amend the rights and privileges of the Series A Shares in connection with the conversion by Edwards Lifesciences (U.S.) Inc. of its Series A Shares as part of our financing transaction completed in September 2003. Our articles were amended again on December 1, 2003, to effect a one common share for seven common shares share consolidation. WorldHeart filed articles of continuance on December 14, 2005, associated with the reincorporation under the laws of Canada from the Province of Ontario. In conjunction with the continuance, a new by-law was adopted by our directors.

Intercorporate Relationships

World Heart Inc. is our wholly-owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. World Heart Inc. acquired the assets and liabilities of the Novacor division of Edwards in June 2000, and is responsible for the manufacturing and primary sales, marketing and support of the Novacor left ventricular assist system (Novacor LVAS or Novacor) as well as next-generation product development.

World Heart B.V. is our wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004, through which we carry on sales, sales support and distribution in Europe.

2007262 Ontario Inc. (2007262), was an associated research and development company of WorldHeart, incorporated under the laws of the Province of Ontario on November 29, 2001, to carry out specified research and development for us. WorldHeart and New Generation Biotech (Equity) Fund Inc. (NewGen), an Ontario labour-sponsored venture capital corporation, each held 100 common shares of 2007262. On January 1, 2006, WorldHeart purchased the 100 common shares of NewGen and became the sole shareholder of 2007262. 2007262 was dissolved by articles of dissolution on March 5, 2007.

BUSINESS OF WORLDHEART

The Company

WorldHeart’s business is focused on the development and sale of ventricular assist devices (VADs), particularly our LevacorTM Rotary VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. WorldHeart believes both pulsatile and rotary pumps are required to treat the full spectrum of the clinical needs of end and late-stage heart failure patients and that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support or functional replacement. Alternatively, rotary devices may best meet the clinical needs of late-stage patients, with some contractility, who require only partial support or an assist.

VADs are used for treatment of patients with severe heart failure including primarily patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination Therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves use of VADs to restore a patient’s cardiac function helping them recover use of their natural heart allowing removal of the VAD.

We are focused on the development of the Levacor Rotary VAD, the next-generation rotary device which we acquired as part of our acquisition of the assets of MedQuest Products, Inc. (MedQuest) in July 2005. It uses a magnetically-levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. The Levacor VAD is in the clinical development stage with initial human feasibility clinical trials successfully completed in Europe during 2006. Two hospitals in Canada, Toronto General Hospital and the University of Ottawa Heart Institute, are currently approved to implant the Levacor Rotray VAD as a bridge to cardiac transplant under Health Canada’s Therapeutic Product Directorate Special Access Program. WorldHeart intends to begin feasibility clinical trials in the United States in the fourth quarter of 2007.

The Novacor LVAS (Novacor), WorldHeart’s first generation pulsatile VAD, is commercially available as a Bridge-to-Transplant in Europe, Japan, the United States and Canada. In Europe, it is also available as an alternative to transplantation and as a Bridge-to-Recovery to support patients who may be able to recover the use of their natural heart. WorldHeart  is currently supporting medical centers and patients utilizing Novacor, but not actively marketing the product.

WorldHeart’s next-generation pulsatile VAD, the Novacor II, is currently in pre-clinical development. The Novacor II is being designed as a smaller implantable heart assist device to provide long-term pulsatile blood flow to patients suffering from heart failure. The first animal implants of the Novacor II were completed in 2005 and 2006. We intend to progress the development of the Novacor II after completion of the Levacor VAD design, contingent on our ability to fund this program.

The pediatric VAD (PVAD) is a small, magnetically levitated, axial rotary VAD currently under pre-clinical development. Based on WorldHeart’s proprietary technology, it is intended for use in newborns and infants. The PVAD is being developed by a consortium, including WorldHeart and the University of Pittsburgh, with funding provided by the National Institutes of Health.

Three-Year History and Development of WorldHeart

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

In August 2004, we commenced consolidation of our operations from Ottawa, Canada to Oakland, California. The consolidation was substantially completed by June 30, 2005.

On September 16, 2004, we completed the sale of $13,318,750 of convertible debentures and warrants. The debentures were convertible, at the option of the holder, into common shares at a conversion rate of $1.25 per common share until September 15, 2009. The purchasers of the convertible debentures were also issued a total of 10,655,000 warrants to purchase common shares at an exercise price of $1.55 per common share exercisable until September 15, 2009.

On January 31, 2005, we entered into an asset purchase agreement with MedQuest, as amended by amendment no. 1 dated March 22, 2005, under which we agreed to purchase all of the assets of MedQuest for a total purchase price of approximately $16.0 million plus the assumption of certain liabilities of approximately $3.5 million, subject to certain conditions, including shareholder approval (the MedQuest Acquisition). In addition, we entered into a purchase agreement with Maverick Venture Management, LLC (Maverick) to complete a private placement of 8.9 million common shares of WorldHeart at $1.35 per common share for an aggregate purchase price of $12 million. The closing of the private placement was contingent on the closing of the MedQuest Acquisition and other conditions.

On March 22, 2005, WorldHeart announced that it had ceased to be a “foreign private issuer” as defined under the Exchange Act as a result of the consolidation and relocation of its headquarter operations to Oakland, California.

On July 18, 2005, WorldHeart held its annual and special meeting of shareholders and received approval from its shareholders for the MedQuest Acquisition, the issuance of common shares of WorldHeart to Maverick in the private placement, and a reduction of the exercise price from $1.55 to $1.00 of certain warrants of WorldHeart in connection with the conversion of all of the convertible debentures and exercise of all of the warrants issued in September 2004. Matters related to the WorldHeart employee stock option plan were also approved, as well as the continuance of WorldHeart under the Canada Business Corporations Act.

On July 29, 2005, WorldHeart successfully completed the MedQuest Acquisition, raised approximately $22.7 million in gross financing proceeds from the private placement with Maverick and the exercise of all the outstanding warrants, and converted all of its convertible debentures. At the closing of the transactions, Maverick and the shareholders of MedQuest held approximately 33% of the common shares of WorldHeart. Maverick was given the right to nominate up to two designees to WorldHeart’s Board of Directors so long as it holds or controls at least 25% of our issued and outstanding common shares. Upon completion of the acquisition, WorldHeart retained most of MedQuest’s employees at its facility in Salt Lake City, Utah, which continues to serve as the primary development site for our Levacor Rotary VAD product.

On December 15, 2005, we reincorporated in Canada from the Province of Ontario. In conjunction with our reincorporation in Canada, Jal S. Jassawalla, President and Chief Executive Officer, was appointed to the Board of Directors.

On December 21, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors.

On March 8, 2006, WorldHeart announced a successful first in human implant of its next-generation Levacor VAD. The procedure, performed at St. Luke’s Hospital in Thessaloniki, Greece, was the

beginning of the Levacor VAD feasibility trial. On May 10, 2006, a second successful Levacor implant was completed at St. Luke’s Hospital. Both patients were successfully weaned from the device and discharged from the hospital in 2006.

On November 13, 2006, we entered into a purchase agreement with certain new and current investors for a private placement financing consisting of two tranches. The first tranche of the financing related to the sale of 11.0 million common shares at $0.25 per share for a total of $2.75 million in gross proceeds to WorldHeart was closed on November 16, 2006. The second closing for $11.31 million in gross proceeds to WorldHeart, or 45.2 million common shares, took place on December 21, 2006, following shareholder approval received at our annual and special meeting held on December 20, 2006. Gross proceeds from both tranches of the financing totaled approximately $14.1 million at a price of $0.25 per common share. In addition, we incurred placement agent fees equal to 6% of the gross proceeds payable in common shares totaling approximately 3.4 million common shares. Under the terms of the transaction, we registered for resale all of the common shares issued in both tranches of the financing.

On November 14, 2006, we announced a significant restructuring and realignment of our business operations to better focus on the development of our next generation Levacor VAD. The restructuring program reduced manufacturing, selling and administrative costs, primarily associated with the Novacor LVAS product. The program included a reduction in workforce of 41 persons, primarily at our Oakland, California, and Heesch, Netherlands locations. The costs attributable to the restructuring recorded during the year ended December 31, 2006 were $0.6 million consisting of severance costs and a fixed assets write down. In addition, WorldHeart wrote off $4.6 million ($3.5 million and $1.1 million in the third and fourth quarters of 2006, respectively) of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management has determined will not be utilized in future periods.

On December 14, 2006, we announced that, consistent with the restructuring program and after discussions with the FDA, we were discontinuing enrollment in our Novacor LVAS RELIANT Trial. WorldHeart had commenced the RELIANT Trial in 2004 to seek approval for Novacor for use in Destination Therapy. At this time, we also announced that two clinical teams from prestigeous medical center’s in Canada completed the technical and clinical training for use of our Levacor Rotary VAD in Canada.

Our Products

Our current business is based on several generations of implantable VADs. The current generation, commercially available product is our Novacor LVAS. Our development-stage VADs include the Levacor VAD and Novacor II product candidates. In addition, WorldHeart is developing the PVAD and a Minimally Invasive VAD (MIVAD) based on PVAD technology. Specifically:

•       the Novacor LVAS is currently commercially available as a Bridge-to-Transplant in the United States, Canada, Europe and Japan. In Europe, it is also commercially available for Destination Therapy and as a Bridge-to-Recovery.

•       the Levacor Rotary VAD is a small, fourth-generation, magnetically levitated, centrifugal, rotary VAD. Two human feasibility clinical trials were successfully completed in Europe in 2006.

•       the Novacor II is a small, bearingless, next-generation, pulsatile VAD currently in pre-clinical development. Successful animal experiments were conducted in July 2005 and August 2006.

•       the PVAD is a small, magnetically levitated, axial rotary VAD currently under development by a consortium, including WorldHeart, intended for use in infants. Development is funded by the National Institutes of Health, under a contract awarded to the University of Pittsburgh.

•       WorldHeart’s Minimally Invasive VAD design is based on the technology incorporated in the PVAD device using vascular connections to allow placement through minimally invasive techniques. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.

The Novacor LVAS

The Novacor LVAS is our commercially available, implantable, pulsatile VAD, which has been in clinical use for more than 20 years and has been implanted in more than 1,700 patients worldwide. The product is an electromagnetically-driven pump, about the size of a human heart, that provides circulatory support for patients with life-threatening heart failure by taking over part or all of the workload of the left ventricle of the heart. The Novacor LVAS is self-regulating, responding instantaneously to the recipient’s changing heartbeat and circulatory demands.

Novacor sales during 2006 did not meet our growth targets and, in November 2006, we announced that we would reduce our commercial efforts on the Novacor to focus our resources on the development of our Levacor Rotary VAD. WorldHeart will continue to make the Novacor LVAS available to medical centers and will continue to support current patients on the device.

WorldHeart commenced an equivalency clinical trial in the second quarter of 2004 in the United States, called the RELIANT Trial to seek approval for the Novacor LVAS for use in Destination Therapy. In conjunction with the above restructuring and our focus on next-generation technology, we announced in December 2006 that we were discontinuing the RELIANT Trial.

Next-Generation VAD Platform

Levacor Rotary VAD

Through the acquisition of MedQuest in July of 2005, we obtained the Levacor Rotary VAD, a fourth-generation, rotary blood pump intended for a range of circulatory support indications. Unlike the initial generation of rotary pumps with blood-lubricated bearings, the Levacor VAD is a compact, bearingless, magnetically-levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates wear mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient’s blood for suspension. The product’s levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of optimal simplicity.

Having successfully completed initial human feasibility clinical trials in Europe in 2006, we expect to conduct additional feasibility use in Canada in the first half of 2007. We intend to start a U.S. feasibility trial late in 2007 and a CE mark trial in Europe in the first half of 2008, subject to successful initial trial results and the availability of funding. If clinical testing is successfully completed and regulatory approvals are obtained, we plan to pursue commercial approvals in Europe and the United States.

Novacor II VAD

Our next-generation pulsatile VAD, Novacor II, has been under development as an implantable, pulsatile VAD designed for a range of circulatory support indications. Novacor II is expected to be approximately half the size of the Novacor LVAS, with no mechanical bearings. For the fully implantable configuration, its dual chamber design eliminates the need for volume compensation and the need for external venting, and incorporates remote power and monitoring (i.e. across-the-skin power and data transfer) and an implanted controller/battery. These features are expected to provide recipients with an enhanced quality of life by allowing freedom of movement and minimal limitations to their regular activities. It is magnetically-driven, allowing for simple operation with no wearing elements or precision components. In conjunction with the restructuring, we suspended development of the Novacor II. Subsequent to the development of the Levacor VAD, we expect to resume the development and clinical evaluation of the Novacor II, dependent, in part, on our ability to fund this program.

Research and Development Expenditures

WorldHeart’s research and development expenditures were $9,002,373, $7,388,385 and $5,838,754 in 2006, 2005, and 2004, respectively. Research and development spending for the Levacor VAD is expected to increase in 2007.

Third-party Reimbursement for VADs

The United States currently provides for public reimbursement of VADs used as a Bridge-to-Transplant. In addition, the majority of private insurance carriers in the United States provide reimbursement for VAD use. In October 2003, a National Coverage Decision by the Centers for Medicare & Medicaid Services (CMS) in the United States extended reimbursement to VADs approved by the U.S. Food and Drug Administration (FDA) for Destination Therapy. In October 2004, CMS implemented a previously announced increase in reimbursements for centers implanting VADs resulting in average domestic reimbursement rates of $130,000 to $140,000. In October 2005, CMS updated Healthcare Common Procedural Coding System (HCPCS) codes to include coverage of VADs.

Japan and several countries in Europe provide reimbursement for VADs. Reimbursements, however, vary between countries and governmental budget constraints can limit certain reimbursements.

Application of Ventricular Assist Devices (VADs) in Patient Care

Current Treatment Methods for End-Stage Heart Failure

Research is ongoing for an effective treatment for advanced heart failure. While providing some benefit, therapies such as medication and transplantation have significant limitations, and alternative emerging technologies are being investigated. The following are treatment methods currently being employed for advanced heart failure:

•       Medication.   Pharmaceutical drugs are the first line of defense against heart failure; however, in spite of many advances, drug therapies continue to be able to provide only limited benefit particularly in advanced heart failure patients. Drug therapies usually do not treat the underlying disorder and, thus, can only slow progression of the disease. Moreover, a significant number of heart failure patients may be resistant to treatment with drug therapies, and often such therapies have adverse side effects.

•       Heart Transplantation.   Heart transplantation is currently the intervention of choice for some patients with end-stage heart failure. However, the availability of donor organs, as well as other major limitations, has limited the number of transplants worldwide to about 4,000 per year and about 2,000 in the United States according to the American Heart Association. Limited availability of and waiting times for suitable donor hearts, as well as high costs, have impacted adversly the utility of heart transplantation.

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

Advantages of VADs

VADs that are either externally placed or implanted have been demonstrated as being effective in supporting blood circulation in patients with a failing heart. To date, more than 10,000 patients have been supported by VADs.

The following advantages over other treatments generally apply to VADs that are currently approved and in use, including the Novacor LVAS. Although certain advantages may not apply in every situation or for all patients, we expect that these potential advantages will also apply to our Levacor Rotary VAD and the Novacor II:

•       Supply.   As a manufactured device, VADs are generally available as and when needed, including on an emergency basis, to treat advanced heart failure patients.

•       Reduced Hospitalization.   Unlike transplant patients, VAD patients go to surgery without a protracted wait for a donor organ, and in the case of implantable VADs, patients are generally able to leave the hospital after a relatively short recovery period, thus potentially reducing health care costs.

•       Improved Patient Health.   After VAD implantation, blood circulation is improved throughout the body and most patients experience improved levels of health as shown in a number of clinical studies, including those for the Novacor LVAS.

•       Reduction in Medication Use.   Unlike transplants, VADs typically do not cause rejection responses and, as a result, VAD patients typically do not need the administration of immuno-suppressive medication. Accordingly, patients are not subject to the risks and costs associated with long-term administration of these medications.

•       Natural Heart Recovery.   Unlike total artificial heart systems, VADs leave the natural heart intact and assist it when it is unable to provide sufficient cardiac function to maintain blood circulation. Several patients have been weaned from the Novacor LVAS and the first two Levacor VAD patients were successfully weaned from the device.

Marketing, Manufacturing and Distribution Strategy

Since the acquisition of the Novacor division of Edwards in 2000, WorldHeart has had access to several key medical centers involved in cardiac transplantation in North America, Europe and Japan. Until November 2006, we sold directly within the United States through a dedicated sales force. Before 2004, the Novacor LVAS was distributed by Edwards outside the United States. In January 2004, we assumed full sales and support responsibility for the Novacor LVAS primarily in Europe but excluding Japan. WorldHeart continues to distribute its products through Edwards in Japan and through other distributors in selected markets. Our United States operations have experienced clinical and technical personnel who support key medical centers, as well as their leading clinicians and medical staff. Approximately 64% of WorldHeart’s 2006 revenue came from sales of the Novacor LVAS in the United States.

WorldHeart manufactures, distributes and services its commercial product at its Oakland, California facility. Manufacturing is highly specialized, requiring qualified personnel and a facility that is compliant with the provisions of the United States Quality System Regulations and ISO Standards that pertain to the manufacture, inspection, and distribution of medical devices.

Intellectual Property

We have been granted six active United States patents for the Novacor LVAS and its associated subsystems. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Japan.

To date, we have been granted two United States patents and two patent applications are pending for the Novacor II, and corresponding applications are also pending in Europe, Japan and Canada. The Transcutaneous Energy Transfer technology licensed to WorldHeart from the Ottawa Heart Institute, has been patented in the United States, Canada and the United Kingdom.

WorldHeart holds various patents and licenses to patents related to the Levacor Rotary VAD and other potential future products. These licenses are through university research foundations and other organizations. WorldHeart has ownership and/or exclusive licenses to 11 patents related to the Levacor implantable blood pump technology. In addition, two patents related to control of rotary blood pumps are non-exclusively licensed. Additional patents are pending.

We have a number of trademarks, and we have federally registered several, including the WORLDHEART logo mark and the NOVACOR mark, the MEDQUEST mark and the AUTOME mark. Pending applications for registration of other marks include the HEARTQUEST mark, MAGLEV mark and the LEVACOR mark.

We generally enter into confidentiality and invention agreements with our employees and consultants, and control access to and distribution of information related to our technology and products, documentation and other proprietary information.

License Agreements

Licenses related to the Levacor Rotary VAD include an exclusive license with the University of Utah on four issued patents and on which WorldHeart has no future obligations, an exclusive royalty-based license on four patents with the University of Virginia and an exclusive royalty-based license with Magnetic Moments, Inc. (d.b.a. LaunchPoint Technologies) on four issued and pending patents. In addition to the Levacor VAD product, we hold an exclusive fully paid and royalty-based license from the University of Pittsburgh on patents related to a right ventricular assist device (RVAD), and the PVAD. There is also a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the Levacor VAD.

Competition

Overview

In addition to competing with other less-invasive therapies for heart failure, our VADs compete with commercially approved VADs and VADs under development sold by a number of companies. Competition from medical device companies is intense and may increase. Many of our competitors have substantially greater financial, technical, manufacturing, distribution and marketing resources than WorldHeart.

At present, only two companies in North America have developed implantable, electric VADs approved for commercial sale in the United States:  WorldHeart and Thoratec Corporation (Thoratec). Thoratec has two pulsatile left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pneumatically driven (Heartmate IP LVAS), and the other is electrically driven (HeartMate XVE). The HeartMate XVE has maintained a dominant market share in the United States.

Thoratec, and other companies such as Abiomed, Inc. (Abiomed), have VADs that are designed for temporary use but are not typically implanted in the body. Their pumps are external and are attached to the natural heart via connecting tubes running through the recipient’s skin and tissue. Abiomed’s VAD is approved by the FDA for in-hospital use only.

In Europe and certain other countries outside North America, several companies including Berlin Heart, Medos Medizentechnik AG, Ventracor Limited, Micromed Inc., Heartware Limited and Jarvik Heart, Inc. provide VADs.

Future Product Competition

Pulsatile versus Rotary Flow (Non-Pulsatile) VADs

We believe that effective treatment of advanced heart failure will require both pulsatile and rotary pumps to treat the full spectrum of clinical needs of end- and late-stage heart failure patients. Further, we believe that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require functional replacement; while rotary devices are better suited for late-stage patients, with some left ventricular contractility, who require only partial support or, assist.

Rotary Flow VADs

There are a number of non-pulsatile, or rotary flow, VADs in varying stages of development. Thoratec is developing the Heartmate II, a second generation axial rotary pump which is in advanced clinical development in the United States. Thoratec recently discontinued development on a centrifugal pump, called the HeartMate III. Ventracor Limited, an Australian company, is developing the VentrAssist, a third generation rotary VAD, which is in clinical development in Australia and the United States. Another Australian company, HeartWare Limited is in clinical development with a third generation rotary device, called the HeartWare HVAD. Another rotary device, which had been undergoing United States clinical trials and is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is a device at a comparable state of development similar to the MicroMed VAD. The Incor rotary pump from Berlin Heart is also approved for use in Europe.

We believe that the Levacor Rotary VAD is the most technologically advanced, fourth generation, rotary pump under development. This bearingless, centrifugal, magnetically-levitated rotor results in a pump with no moving parts subject to wear, in a small device design to provide patients with multi-year support. We believe, WorldHeart is currently the only company that has technologies capable of developing next-generation rotary and pulsatile VAD systems.

Government Regulations

Overview

Most countries, including the United States, Canada and countries that comprise the European Community (EC), require regulatory approval prior to the commercial distribution of medical devices. In particular, active implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, in the EC and in other countries. The approval process for our Levacor Rotary VAD and the Novacor II  will be expensive and time consuming.

United States Regulation

In the United States, the FDA regulates the manufacture, distribution, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the FDC Act. The Novacor LVAS, Levacor Rotary VAD and Novacor II devices are regulated as Class III medical devices. Human clinical trials are conducted pursuant to an Investigational Design Exemption (IDE) in the United States, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the medical device.

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

Canadian Regulation

The sale and advertising of medical devices in Canada are governed by the Food and Drugs Act (Canada) through the Medical Devices Regulations, administered by the Medical Devices Bureau of Health Canada (MDB). The current Medical Devices Regulations are undergoing revisions that may align the Canadian regulatory process with those of Canada’s international trading partners. We believe that international harmonization of the regulatory process will be more likely to accelerate, rather than slow, the approval process as it relates to WorldHeart’s next-generation VAD, Levacor Rotary VAD and the Novacor II.

Our Levacor Rotary VAD and the Novacor II are expected to be classified as Class IV medical devices under the Medical Devices Regulations, requiring WorldHeart to apply for authorization from the MDB to conduct investigational testing on human subjects in Canada. At the conclusion of the human clinical trials, we plan to apply for a medical device license that will allow for general marketing of the device.

Regulatory Requirements in Other Countries

It is also our intention to market the Levacor Rotary VAD and the Novacor II in the EC and other countries. We will be required to meet the applicable medical devices standards in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

We intend to apply for “CE” marking, an international symbol of quality and compliance, for the Levacor Rotary VAD and the Novacor II. The International Standards Organization (ISO) is a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO standards are integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO. ISO certification is widely regarded as essential to enter Western European markets. All companies are required to obtain ISO certification and the “CE” mark, in order to market medical devices in Europe. ISO 13485:2003 certification is the most current and most stringent standard in the ISO series and covers design, production, installation and servicing of products. WorldHeart received ISO 13485:2003 certification in September 2005. WorldHeart received the “CE” mark for the Novacor LVAS in 1993.

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

Our Employees

At March 15, 2007, we had 63 full time employees located primarily in Oakland, California and in Salt Lake City, Utah. Approximately 78% of our employees are involved with research, development, manufacturing, quality, clinical affairs and regulatory, and 22% are in finance and administration.

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

Risk Factors Relating to Our Business

We will require significant capital investment to continue our product development programs and to bring future products and product enhancements to market, and if adequate funding is not available, our financial condition will be adversely affected and we may have to further curtail or eliminate our development programs and significantly reduce our expenses.

Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor Rotary VAD and Novacor II technologies, require a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. We have had difficulties raising the necessary capital, and while we recently completed a private placement financing raising gross proceeds of about $14.1 million, we will require additional financings in the future. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, while in November 2006 we announced a significant restructuring and cost reductions initiatives, we may be required to further reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants. The inability to obtain additional financing or enter into strategic relationships when needed will have a material adverse effect on our business, financial condition and results of operations. In addition, our November 2006 restructuring may not result in the cost reductions that we anticipate and our ability to curtail expenses in the future may be limited.

We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

Since our inception in 1996, we incurred cumulative losses of approximately $272 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased significantly over the past year, primarily due to our investment in the development programs for our next generation products, Levacor Rotary VAD and Novacor II. Our research and development activities will likely result in additional significant losses in future periods. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

We may be unable to obtain regulatory approvals, which will prevent us from selling our products and generating revenue.

Most countries, including the United States, Canada and countries in Europe, require regulatory approval prior to the commercial distribution of medical devices. In particular, implanted medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada (e.g., Health Canada), and in European and other countries. The approval process is expensive and time consuming. Non-compliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, government refusal to grant marketing approval for devices, withdrawal of marketing approvals and criminal prosecution. The inability to obtain the appropriate regulatory approvals for our products in the United States, Canada and the rest of the world will prevent us from selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

In the United States, we commenced our RELIANT Trial in the second quarter of 2004 to support submission of a PMA Supplement to the FDA for the use of the Novacor LVAS for Destination Therapy. Although in April 2006 we received conditional approval from the FDA to change the trial inclusion criteria and to reduce the number of patients required for approvability, enrolment in the RELIANT Trial continued to be slower than anticipated, primarily due to what we believe to be a shift in market demand away from first generation VADs, including our Novacor LVAS, and the loss of commercial market share to our competitors due to our financial condition. As a result, in December 2006 we discontinued enrollment in the RELIANT Trial to focus our resources on the next generation products, in particular our Levacor Rotary VAD, which began an initial human feasibility clinical trial in March 2006 in Europe.

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

To date, all of our revenues have resulted from sales of the Novacor LVAS and related technologies. With our restructuring announced in November 2006, we expect those revenues to continue to decline. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of the Levacor Rotary VAD. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the commercialization of the Levacor Rotary VAD and Novacor II. Any significant delays in, or premature termination of, clinical trials of our products under development would have a material adverse effect on our business, financial condition and results of operations.

Market acceptance of our technologies and products is uncertain and our selling and distribution capability is limited and has been further reduced by our recent cost reduction initiatives.

The Novacor LVAS and our next-generation Levacor Rotary VAD and Novacor II represent ventricular assist technologies that must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although we believe that the Destination Therapy market opportunity for VADs is significant, adoption rates have continued to be much slower than anticipated.

We have a limited number of sales and technical support personnel compared with other medical device companies in our industry segment, and our financial condition recently required us to make significant personnel reductions in those areas, which may put us at a further competitive disadvantage in the marketplace. Failure of our products to achieve significant market acceptance due to competitive therapies and our very limited selling and distribution could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition and technological obsolescence of our products.

In addition to competing with other less-invasive therapies for heart failure, including medications and pacing technology, our products, if regulatory approvals are obtained, will compete with ventricular assist technology being developed and sold by a number of other companies. Competition from medical device companies and medical device subsidiaries of healthcare and pharmaceutical companies is intense and expected to increase.

Most of our competitors have financial, technical, manufacturing, distribution and marketing resources substantially greater than ours. Third parties may succeed in developing or marketing technologies and products which are more effective and more timely than those developed or marketed by us which could render our technology and products non-competitive or obsolete, or we may not be able to keep pace with technological developments or our competitors’ time frames, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, companies in similar businesses are entering into business combinations with one another, which may create more powerful or aggressive competitors. We may not be able to compete successfully as future markets evolve, and we may have to pursue additional acquisitions or other business combinations or strategic alliances. Increased competitive pressure could lead to lower sales and prices of our products, and this could harm our business, results of operations and financial condition.

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

The coverage and the level of payment provided by third-party payers in the United States and other countries vary according to a number of factors, including the medical procedure, third-party payer, location and cost. In the United States, many private payers follow the recommendations of the Centers of Medicare and Medicaid Services, which establish guidelines for the governmental coverage of procedures, services and medical equipment.

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

Our intellectual property rights, including those relating to our Levacor Rotary VAD, are and will continue to be, a critical component of our success. The loss of critical licenses, patents or trade secret protection for technologies or know-how relating to our current product and our products in development could adversely affect our business prospects. Our business will also depend in part on our ability to defend our existing and future intellectual property rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage and could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under United States intellectual property law, and may not adequately protect our proprietary information.

Our competitors may independently develop proprietary non-infringing technologies and processes that are substantially similar to ours, or design around our patents. In addition, others could develop technologies or obtain patents, which would render our patents and patent rights obsolete. Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on our business. We could encounter legal and financial difficulties in enforcing our licenses and patent rights against alleged infringers. The medical device industry and cardiovascular device market, in particular, is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense and significant diversion for our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities or require us to seek additional licenses from third parties, pay damages and/or royalties that may be substantial or force us to redesign the related product. These alternatives may be uneconomical or impossible. Furthermore, we cannot assure you that if additional licenses are necessary that they would be available on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to product liability claims.

Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of the Novacor LVAS, and if and when regulatory approvals are received, the Levacor Rotary VAD and the Novacor II, by device recipients in whom the devices are implanted or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician endorsement of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party manufacturers, and risks related to dependence on sole suppliers.

The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party manufacturers, unanticipated technological problems and delays. We, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material adverse effect on our business, financial condition and results of operations.

We often depend on single-source third-party manufacturers for several of the components used in our products. We do not have agreements with many of such single-source manufacturers and purchase these components pursuant to purchase orders placed from time to time in the ordinary course of business. We are substantially dependent on the ability of these manufacturers to provide adequate inventories of these components on a timely basis and on favorable terms. These manufacturers also produce components for certain of our competitors, as well as other large customers, and there can be no assurance that such manufacturers will have sufficient production capacity to satisfy our inventory or scheduling requirements during any period of sustained demand, or that we will not be subject to the risk of price fluctuations and periodic delays. Although we believe that our relationships with our manufacturers are satisfactory and that alternative sources for the components we currently purchase from single-source suppliers are currently available, the loss of the services of such manufacturers or substantial price increases imposed by such manufacturers, in the absence of readily available alternative sources of supply, would have a material adverse effect on us. Failure or delay by such manufacturers in supplying components to us on favorable terms could also adversely affect our operating margins and our ability to develop and deliver our products on a timely and competitive basis, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel.

As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals. Our recent restructuring and cost reduction efforts may make it even more difficult for us to attract and retain qualified personnel.

Risk Factors Relating to Our Common Shares

The price of our shares is highly volatile, and if we do not regain compliance with Nasdaq minimum share price requirements, we may be delisted.

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

Currently our common shares are quoted on the Nasdaq Capital Market under the symbol “WHRT” and listed on the Toronto Stock Exchange (TSX) under the symbol “WHT.”  We must satisfy certain minimum listing maintenance requirements to maintain the Nasdaq quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share.

On June 20, 2006 we received a letter from Nasdaq Global Market, where our shares were listed at the time, indicating that, for 30 consecutive business days, the bid price of our common shares had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq and that, in accordance with Nasdaq rules, we had 180 calendar days (until December 18, 2006) to regain compliance. On November 20, 2006, we received a letter from the Nasdaq Global Market indicating that our shareholders’ equity did not comply with the minimum $10,000,000 requirement for continued listing on the Nasdaq Global Market. On December 5, 2006, we announced that we applied for transfer of the listing of our common shares to the Nasdaq Capital Market, which transfer was effective on December 13, 2006.

As part of the transfer to the Nasdaq Capital Market, we have been granted an additional 180-day period, or until June 15, 2007, to regain compliance with the minimum bid price rules. If we do not regain compliance within the allotted compliance period, our common shares may be delisted from Nasdaq. At that time, we would be entitled to appeal the staff’s determination to a Nasdaq Listing Qualifications Panel. If the common shares were to be delisted, they would trade on the Over-the-Counter Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are viewed by most investors as less desirable and less liquid market places. This could make trading more difficult for our investors, leading to lower trading volumes and declines in share price, which would also make it more difficult and expensive for us to raise additional capital.

Our Board of Directors believes that a reverse stock split may be the most effective means of avoiding delisting of our common shares from the Nasdaq Capital Market, and therefore has unanimously approved an amendment to our articles that would permit the Board, in its sole discretion, to effect a reverse stock split of our outstanding common shares in an exchange ratio ranging from two-to-one to ten-to-one. The discretionary authority to allow our Board of Directors to amend our articles was approved by our shareholders at our Annual and Special Meeting of Shareholders held on December 20, 2006. The reverse stock split, if effected, may not result in our regaining compliance with Nasdaq rules.

The sales of common shares by our shareholders could depress the price of our common shares.

If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. All of the common shares we issued in the private placement during the fourth quarter of 2006 have been registered pursuant to a resale registration statement. We have also previously registered for resale shares issued in connection with the MedQuest acquisition and a related private placement completed in 2005. Sales by these shareholders could have an adverse impact on the trading price of our common shares.

The concentration of our capital stock ownership, following the completion of the recent private placement, may limit your ability to influence corporate matters.

Our common shares are held by a relatively small number of investors. After the completion of our $14.1 million private placement financing in December 2006, our two largest shareholders collectively beneficially own approximately 52% of our common shares. These investors also have certain rights to designate members of our Board of Directors and may exercise significant influence over all matters requiring shareholder approval, including elections of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets for the foreseeable future. This concentrated control may limit your ability to influence corporate matters, and, as a result, we may take actions that our shareholders do not view as beneficial.

Because we do not intend to pay, and have not paid, any cash dividends on our common shares, our shareholders will not be able to receive a return on their common shares unless the value of our common shares appreciates and they sell them.

We have never paid any cash dividends on our common shares and intent to retain future earnings, if any, to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future. As a result, our shareholders will not be able to receive a return on their common shares unless the value of our common shares appreciates and they sell them.

Item 2.                        Description of Property.

Our Facilities

Our headquarters, manufacturing and research and development facility, located in Oakland, California, currently includes two buildings with approximately 40,000 square feet of space. The Oakland facility lease expires on April 30, 2007. We are in the process of negotiating a renewal of the lease in Oakland for approximately one-half of the currently leased space.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 22, 2006, WorldHeart held its annual and special shareholders meeting on December 20, 2006. The complete voting results have been published as an exhibit to the above Current Report on Form 8-K and are incorporated herein by reference.

PART II

Item 5.                        Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common shares are traded on the Nasdaq Capital Market under the symbol WHRT and are listed on the Toronto Stock Exchange (TSX) under the symbol WHT. Our common shares have been trading on one of the Nasdaq exchanges since August 1998. On December 5, 2006, we announced that we applied for a transfer of listing of our common shares from the Nasdaq Global Market to the Nasdaq Capital Market, which transfer was effective on December 13, 2006.

The following table sets forth the high and low bid prices for our common shares as reported on the Nasdaq for the periods indicated:

	Common Shares
2005	High	Low
First Quarter	$2.62	$1.12
Second Quarter	$1.60	$0.90
Third Quarter	$1.50	$0.98
Fourth Quarter	$1.09	$0.44

	Common Shares
2006	High	Low
First Quarter	$1.09	$0.47
Second Quarter	$1.40	$0.57
Third Quarter	$0.82	$0.16
Fourth Quarter	$0.70	$0.26

	Common Shares
2007	High	Low
January	$0.52	$0.41
February	$0.48	$0.38
March 15, 2007	$0.43	$0.35

The following table sets forth the high and low sales prices in Canadian dollars for our common shares as reported on the TSX for the periods indicated:

Common Shares
2005	High	Low
First Quarter	Cdn $2.36	Cdn $1.33
Second Quarter	Cdn $1.99	Cdn $1.18
Third Quarter	Cdn $1.78	Cdn $1.15
Fourth Quarter	Cdn $1.30	Cdn $0.51

Common Shares
2006	High	Low
First Quarter	Cdn $1.25	Cdn $0.56
Second Quarter	Cdn $1.52	Cdn $0.64
Third Quarter	Cdn $0.91	Cdn $0.26
Fourth Quarter	Cdn $0.75	Cdn $0.33

Common Shares
2007	High	Low
January	Cdn $0.60	Cdn $0.45
February	Cdn $0.54	Cdn $0.45
March 15, 2007	Cdn $0.50	Cdn $0.44

As of March 1, 2007, the approximate number of holders of record of our common shares was 300 and the approximate number of beneficial holders of our common shares was 9,750.

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

EQUITY COMPENSATION PLAN INFORMATION

The discussion under the above heading in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy.

In December 2006, WorldHeart repurchased for $1,000 a total of 125,714 warrants from one of its warrant holders.

As of December 31, 2006, WorldHeart has not engaged in any share repurchases and does not have any publicly announced repurchase programs.

Item 6.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to raise additional funding, numerous uncertainties and time delays inherent in the development of products, particularly our LevacorTM Rotary VAD; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; and slower than anticipated growth in the Destination Therapy market, as well as other risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

WorldHeart is engaged in development of mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that it has a broad platform of next-generation products under development for long-term circulatory support and that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. WorldHeart believes that pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support, or functional replacement. Alternatively, rotary devices are best suited to late-stage patients, with some contractility, who require only partial support, or an assist.

WorldHeart currently derives most of its revenue from its Novacor LVAS and related peripheral equipment, which it sells, directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. The Novacor LVAS is commercially approved as a Bridge-to-Transplant device in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

In July 2005, WorldHeart acquired the assets of MedQuest Products, Inc. (MedQuest) including a rotary VAD, now called the Levacor Rotary VAD. In conjunction with the acquisition, WorldHeart raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick and the exercise of certain warrants and also converted all of its remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor VAD was accelerated after the acquisition, with successful initial human feasibility clinical studies in Europe completed during 2006.

In November 2006, WorldHeart announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of its resources on the development of its next generation products, particularly the Levacor Rotary VAD. WorldHeart also reduced its workforce and will consolidate its facilities in Oakland, in an effort to reduce expenses. Further feasibility clinical studies are planned in Canada during the first half of 2007, and clinical trials are expected to begin in the United States late in 2007.

WorldHeart is also developing a next-generation implantable pulsatile VAD, called the Novacor II. Development work on the Novacor II achieved an important milestone with successful initial animal implants completed in 2005 and 2006. Further development work on the Novacor II is expected to resume after completion of the development of Levacor Rotary VAD and subject to additional funding availability.

Research and development by WorldHeart’s competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe. WorldHeart believes that its Levacor VAD is the most advanced fourth-generation rotary device under development.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, we believe that the Destination Therapy market will evolve more rapidly when devices are evaluated clinically and as experience with the next-generation VADs increases.

SELECTED FINANCIAL INFORMATION

In thousands (000’s) except for per share amounts

	Year Ended December 31,
	2006	2005
Net revenue	$8,616	$11,646
Net income (loss) for the year	(20,085)	(52,834)
Net income (loss) applicable to common shareholders	(20,085)	(58,694)
Basic and diluted income (loss) per share	(0.34)	(1.76)
Total assets	20,498	26,822
Shareholders’ equity	14,706	20,713

SUMMARY OF QUARTERLY RESULTS

In thousands (000’s) except for per share amounts

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Net revenue	$956	$1,387	$2,988	$3,285
Net loss for the period	(5,136)	(7,619)	(3,888)	(3,442)
Net loss applicable to common shareholders	(5,136)	(7,619)	(3,888)	(3,442)
Basic and diluted loss per share	$(0.08)	$(0.14)	$(0.07)	$(0.06)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Net revenue	$3,630	$2,150	$2,449	$3,417
Net income (loss) for the period	(21,998)	(22,251)	(4,643)	(3,942)
Net income (loss) applicable to common shareholders	(21,998)	(28,111)	(4,643)	(3,942)
Basic and diluted income (loss) per share	$(0.40)	$(0.64)	$(0.27)	$(0.24)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2005

In thousands (000’s)

	Year Ended December 31,
	2006	2005
Revenue	$8,616	$11,646
Cost of goods sold	(10,201)	(8,479)
Gross margin	(1,585)	3,167
Operating expenses
Selling, general and administrative	8,664	12,041
Research and development	9,002	7,388
Restructuring costs	646	333
Amortization of intangibles	192	339
Acquired in-process research and development	—	18,147
Goodwill impairment	—	17,180
Total operating expenses	18,504	55,428
Operating loss before the undernoted	(20,089)	(52,261)
Other income (expense)
Foreign exchange loss	55	(144)
Investment income	192	369
Loss on disposal of assets	(248)	(1)
Interest and financing expenses	5	(797)
Net loss for the year	(20,085)	(52,834)
Effect of warrant exchange	—	(5,860)
Net loss applicable to common shareholders	$(20,085)	$(58,694)

Revenue.   The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart’s revenues. WorldHeart primarily sells its products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	2006		2005
	$	Units	$	Units
Implant kits	$5,148	74	$7,600	118
Peripherals and other	3,468		4,046
Revenue	$8,616		$11,646

Net revenue for the year ended December 31, 2006, decreased by $3.0 million, or 26%, compared with 2005. Implant kit revenue in 2006 decreased by $2.5 million, or 32%, compared with 2005. During 2006 the average price per kit was $69,600, compared with $64,400 during 2005, reflecting primarily a reduction in discounted sales in 2006. In the fourth quarter of 2006, net revenue of $1.0 million was significantly below net revenue of $3.6 million in the fourth quarter of 2005.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2006, were $3.5 million, a decrease of 14%, compared with peripherals and other revenue of $4.0 million recorded in the year ended December 31, 2005. In the fourth quarter of 2006, peripherals and other revenues were $0.5 million, compared with peripherals and other revenue of $1.2 million for the fourth quarter of 2005.

Implant kits recognized as revenue in the year ended December 31, 2006, were 74, compared with 118 in the year ended December 31, 2005. WorldHeart recognized revenue on 45 implant kits in the United States in 2006, compared with 87 implant kits in 2005. In Europe, Canada and the rest-of-world, WorldHeart recognized revenue on 29 implant kits in 2006, compared with 31 in 2005.

At December 31, 2005, 11 of our Novacor implant kits had been shipped and invoiced, however, the revenue was deferred as the transactions did not meet our revenue recognition criteria. Revenue was recognized on 10 of these kits during 2006. At December 31, 2006, there was one remaining Novacor kit and some peripherals in deferred revenue, resulting in a year end balance of $0.1 million. Based on our November 2006 restructuring plan, we reduced our commercial efforts on our Novacor LVAS program and expect implant kit and peripherals revenue to continue to decrease in future periods

Cost of goods sold.   For the year ended December 31, 2006, the cost of goods sold exceeded revenue (118% as a percentage of revenue), compared with cost of goods sold as a percentage of revenue of 73% at December 31, 2005. The cost of goods sold for the year ended December 31, 2006, includes write-offs totaling $4.6 million in the third and fourth quarter of 2006 related to redundant Novacor inventories and an increase in warranty provision of $0.2 million.

Selling, general and administrative.   Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, accounting and administrative personnel. Other administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and other general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Year Ended December 31,
	2006	2005
Selling	$3,471	$5,776
General and administrative	5,193	6,265
Total	$8,664	$12,041

Selling, general and administrative expense for the year ended December 31, 2006 decreased by $3.4 million, or 28%, versus the same period in 2005. Selling expenses for the year ended December 31,

2006 decreased by $2.3 million, or 40%, compared with the same period in 2005. Selling expenses decreased due to lower sales commissions on reduced Novacor sales, the elimination of the domestic sales group in November 2006 and reduced selling expenses in Europe. Selling expenses are expected to continue to decrease in 2007.

General and administrative expenses decreased by $1.1 million, or 17%, for the year ended December 31, 2006, compared with 2005. These reductions are primarily due to cost savings associated with the consolidation of our North American Novacor operations in December 2005, as well as reduced consulting fees, insurance and non-cash, stock option-related compensation expenses in 2006. Administrative expenses are expected to remain at current levels in the next several quarters.

Research and development.   Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the year ended December 31, 2006 increased by $1.6 million, or 22%, compared with the year ended December 31, 2005. In 2006, the full year impact of the Levacor development program, primarily at our Salt Lake City operations was realized, with resulting expenses in 2006 $3.3 million higher than in 2005, offset somewhat by lower research expenses associated with the Novacor product at our Oakland operations. The overall research and development cost increase during 2006 consisted primarily of salaries and supplies, offset somewhat by $0.5 million decrease in non-cash, stock option-related compensation expense and a $0.7 million credit in the fourth quarter of 2006 associated with the successful outcome of a Canadian tax appeal. Development work and related expenses on our next-generation Levacor Rotary VAD are expected to increase with additional animal studies and human clinical trials, primarily in the United States and Canada.

Restructuring costs.   On November 14, 2006, we announced a significant restructuring and realignment of our business designed to control spending and better position WorldHeart to changing market conditions and diminished demand for our first-generation Novacor LVAS.

We reduced our manufacturing program and downsized selling and administrative personnel numbers associated with the Novacor LVAS, although we will continue to support the product for existing patients, and at the medical centers. The restructuring also included a reduction in WorldHeart’s workforce by 41 people. Employee reductions occurred primarily in the related manufacturing and sales departments. Restructuring expenses of about $646,000, including $470,000 severance-related charges and $176,000 related to the disposal of fixed assets, were incurred in the fourth quarter of 2006. At December 31, 2006, $91,000 of the $470,000 severance related charges had been disbursed, with the remaining $379,000 included in accounts payable and accrued liabilities.

In August 2004, WorldHeart approved a separate plan to consolidate the Ottawa, Canada, operations into our facilities in Oakland, California, where the Novacor LVAS was manufactured. This consolidation reduced ongoing business expenses in 2004 and 2005 and benefited operational efficiency and effectiveness. The restructuring was completed by the end of June 2005. The total restructuring costs of $2.1 million were incurred and paid through 2005.

Acquired in-process research and development.   During the third quarter of 2005, we recorded a one-time, non-cash charge of $18.1 million to expense the in-process research and development acquired from MedQuest. We had estimated the value of the Levacor Rotary VAD project using an income approach and applied risk-adjusted discount rates to the estimated future revenue and expenses attributable to this technology and the MagLev Plus at the time of the acquisition. We determined at the time of the acquisition that these projects had no alternative future use and therefore, as required under SFAS 142, we expensed the amounts immediately. There was no acquired in-process research and development expense recorded in 2006.

Amortization of intangibles.   Amortization of intangibles for the year ended December 31, 2006 was $191,000 compared with $338,000 in 2005. Amortization expense in 2006 related to the $766,000 value assigned to the MedQuest workforce acquired in July 2005. In the first two quarters of 2005, we recorded amortization of $255,000 related to the intangible assets purchased with the Novacor business. At the end of the second quarter of 2005 these assets had been fully amortized. In the second half of 2005, we recorded $83,000 in amortization expense related entirely to the value assigned to the value of the MedQuest workforce. These intangibles are being amortized over a four-year period.

Goodwill impairment.   The purchase of Novacor from Edwards in 2000 resulted in the recording of goodwill of $17.2 million. Since then, management has performed an annual impairment assessment on our goodwill in accordance with SFAS 142. At December 31, 2005, we determined that the fair value of our goodwill was impaired and, accordingly, we recorded a goodwill impairment charge of $17.2 million in the fourth quarter of 2005. The impairment was largely a result of slower than anticipated adoption of the Novacor LVAS product. There was no goodwill impairment in 2006.

Foreign exchange.   During the year ended December 31, 2006, a foreign exchange gain of approximately $55,000 was recorded, compared with a loss of $144,000 for the year ended December 31, 2005. The change in foreign exchange in 2006, compared with the previous year, related primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro, and reductions in certain Canadian dollar denominated assets throughout the first half of 2005. We anticipate that foreign exchange gains and losses will diminish in 2007 with reduced Novacor commercial activity in Europe.

Investment and other income (expense).   Investment and other income (expense) was $191,000 and $370,000 for 2006 and 2005, respectively. For 2006, investment income of $224,000 resulted from interest earned on our invested cash, offset somewhat by a bad debt expense of $33,000. For 2005, investment income was $245,000 and other income, consisting of the write off of long term liabilities at two medical centers, which, as determined during the period, were no longer payable, was $125,000. The decrease in investment income in 2006 was due to lower average invested cash balances in 2006, compared with 2005.

Loss on disposal of assets.   During the year ended December 31, 2006, a loss of approximately $248,000 on disposal of assets was recorded compared with a loss on disposal of assets of less than $1,000 for the year ended December 31, 2005.

Interest expense and financing expenses.   In 2006 we recorded a credit of $5,000 due primarily to a deferred gain on a foreign loan. In 2005, interest expenses and other financing costs, related primarily to non-cash interest and accretion associated with the convertible debentures, were $797,000. All outstanding debentures were converted in July 2005 resulting in a significant expense reduction for the remainder of 2005. We anticipate minimal interest expenses in 2007.

Effect of warrant exchange.   We recorded a one-time charge of $5.9 million in the third quarter of 2005 resulting from a reduction in the exercise price of approximately 10.7 million warrants originally issued, in a private placement in September 2004. The exercise price of these warrants was reduced by $0.55 from $1.55 to $1.00. There was no such charge recorded in 2006.

Stock option acceleration.   In December 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption by WorldHeart of SFAS 123(R) in 2006. This program resulted in a reduction of pre-tax charges under SFAS 123(R) of $3.4 million, of which $2.0 million and $1.4 million would have been recognized in fiscal 2006 and 2007, respectively. The accelerated vesting of stock options in 2005 resulted in a non-cash charge of $4.9 million, reflected in the footnote disclosure in the notes to the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

In thousands (000’s)

	Year Ended December 31,
	2005	2004
Revenue	$11,646	$9,576
Cost of goods sold	(8,479)	(7,681)
Gross margin	3,167	1,895
% of Revenue	27%	20%
Operating expenses
Selling, general and administrative	12,041	13,363
Research and development	7,388	5,839
Restructuring costs	333	1,787
Amortization of intangibles	339	515
Acquired in-process research and development	18,147	—
Goodwill impairment	17,180	—
Total operating expenses	55,428	21,504
Operating loss before the undernoted	(52,261)	(19,609)
Other income (expense)
Foreign exchange loss	(144)	(308)
Investment income	370	99
Loss on disposal of assets	(1)	(46)
Interest and financing expenses	(797)	(6,278)
Net income (loss) for the year	(52,834)	(26,142)
Effect of warrant exchange	(5,860)	—
Net income (loss) applicable to common shareholders	$(58,694)	$(26,142)

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

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Year Ended December 31,
	2005		2004
	$	Units	$	Units
Implant kits	$7,600	118	$7,056	113
Peripherals and other	4,046		2,520
Revenue	$11,646		$9,576

Net revenue for the year ended December 31, 2005, increased by $2.1 million representing an increase of 22% over the year ended December 31, 2004. Implant kit revenue in 2005 increased by $544,000, representing an 8% increase compared with 2004. During 2005, the average price per kit was $64,400, compared with $62,400 during 2004, reflecting primarily a reduction in discounted sales in 2005.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2005, were $4.0 million, which represents an increase of about 60% over peripherals and other revenue of $2.5 million recorded in the year ended December 31, 2004.

Implant kits recognized as revenue in the year ended December 31, 2005, were 118, compared with 113 in the year ended December 31, 2004. WorldHeart recognized revenue on 87 implant kits in the United States in 2005 compared with 59 implant kits in 2004. In Europe, Canada and the rest-of-world, WorldHeart recognized revenue on 31 implant kits in 2005 compared with 54 in 2004.

At December 31, 2004, 17 implant kits had been shipped and invoiced, however, the revenue was deferred as the transactions did not meet our revenue recognition criteria. Revenue was recognized on 14 of these kits during 2005 and revenue from 8 additional kits was deferred, resulting in 11 implant kits remaining in deferred revenue at December 31, 2005. These kits, plus some undelivered components of multiple element transactions, resulted in deferred revenue at year-end 2005 of $1.2 million. During the first quarter of 2006, several implant kits previously shipped to one of our medical centers, and on which revenue recognition was deferred, met our revenue recognition criteria, resulting in a further reduction in our deferred revenue balance.

Cost of goods sold.   For the year ended December 31, 2005, the cost of goods sold as a percent of revenue was 73%, compared with 80% at December 31, 2004. We were able to improve margins in 2005 by continuing to implement cost improvement programs and improve our product sales mix to include higher margin peripheral products.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Year Ended December 31,
	2005	2004
Selling	$5,776	$5,994
General and administrative	6,265	7,370
Total	$12,041	$13,364

Selling, general and administrative expense for the year ended December 31, 2005 decreased by $1.3 million, or 10%, versus the same period in 2004. Selling expenses for the year ended December 31, 2005 decreased by $0.2 million, or 4%, compared with the same period in 2004. Selling expenses decreased due to lower promotional costs, as well as lower salaries and selling commissions.

General and administrative expenses decreased by $1.1 million, or 15%, for the year ended 2005 compared with 2004. These reductions are primarily due to cost savings associated with the consolidation of our North American Novacor operations, offset somewhat by $382,000 in non-cash compensation expense related to the accelerated vesting of stock options in December 2005.

Research and development.   Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the year ended December 31, 2005 increased by $1.5 million, or 27%, compared with the year ended December 31, 2004. The MedQuest Acquisition in July 2005 resulted in $2.1 million of additional research and development expenses in the second half of 2005. Other research and development costs decreased by $600,000, or 10%, during 2005, compared with the same period in 2004, reflecting the reduction in expenses due to the consolidation of the North American Novacor operations. This $600,000 decrease includes $498,000 in non-cash compensation expense relating to the accelerated vesting of stock options in December 2005 and $147,000 in other research and development costs.

Restructuring costs.   On August 25, 2004, we approved a plan to consolidate the Ottawa, Ontario operations into our facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American Novacor operations into one location reduced ongoing business expenses in 2004 and 2005 to continue to benefit operational efficiency and effectiveness.

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

Acquired in-process research and development.   During the third quarter of 2005, we recorded a one-time, non-cash charge of $18.1 million to expense the in-process research and development acquired from MedQuest. We had estimated the value of the Levacor Rotary VAD project using an income approach and applied risk-adjusted discount rates to the estimated future revenue and expenses attributable to this technology and the MagLev Plus at the time of the acquisition. We determined at the time of the acquisition that these projects had no alternative future use and therefore, as required under SFAS 142, we expensed the amounts immediately. There was no acquired in-process research and development expense recorded in 2004.

Amortization of intangibles.   Amortization of intangibles for the year ended December 31, 2005 was $338,000, compared with $515,000 for the same period in 2004. In the first two quarters of 2005, we recorded amortization of $255,000 related to the intangible assets purchased with the Novacor business. At the end of the second quarter of 2005, these assets had been fully amortized. In the second half of 2005, we recorded $83,000 in amortization expense, which related entirely to the $766,000 value assigned to the workforce acquired in the MedQuest Acquisition. These intangibles are being amortized over a four-year period.

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

Interest expense and financing expenses.   Interest expense and financing costs during the year ended December 31, 2005 were $0.8 million, compared with $6.3 million during the year ended December 31, 2004. Interest expense and financing costs consisted primarily of non-cash interest and accretion related to the convertible debentures. During 2005, interest expenses related to the convertible debentures were $797,000. All outstanding debentures were converted in July 2005 resulting in a significant expense reduction for the remainder of 2005. During the year ended December 31, 2004, interest expense and financing costs were $6.3 million, consisting of a $5.8 million non-cash charge related to the beneficial conversion feature of the convertible debentures issued on September 15, 2004, plus the corresponding accrued interest related to these convertible debentures.

Effect of warrant exchange.   We recorded a one-time charge of $5.9 million in the third quarter of 2005 resulting from a reduction in the exercise price of about 10.7 million warrants originally issued, with convertible debentures, in a private placement in September 2004 and subsequently exercised during July 2005. The exercise price of these warrants was reduced by $0.55 from $1.55 to $1.00.

Stock option acceleration.   In December, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption by WorldHeart of SFAS 123(R). This program will result in a reduction of future pre-tax charges under SFAS 123(R) of $3.4 million, of which $2.0 million and $1.4 million would have been recognized in fiscal 2006 and 2007, respectively. The accelerated vesting of stock options in 2005 results in a non-cash charge of $4.9 million, reflected in the footnote disclosure in the notes to the consolidated financial statements.

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

Liquidity.   At December 31, 2006, WorldHeart had cash and cash equivalents of $12.2 million, compared with $10.7 million at December 31, 2005, an increase of $1.5 million. This increase was primarily due to financing activities offset by cash outflows from operations. In the fourth quarter of  2006, we received net cash of $13.9 million from a private placement of common stock to several of our current investors and two new investors.

During 2006, cash used to fund operating activities was  $12.2 million, consisting primarily of the net loss for the period of  $20.1 million offset by non-cash charges related to:

•       loss on the disposal of capital assets and the write down of capital assets related to restructuring of $0.2 million and $0.2 million, respectively;

•       amortization and depreciation charges and non-cash expense on stock options of $0.8 million and $0.2 million, respectively;

•       an inventory write-off of $4.6 million associated with the Novacor I product; and

•       working capital changes of $1.9 million, consisting of a reduction of  $0.5 million in inventory, $1.7 million in accounts receivable, other receivables and prepaid expenses, and a $0.1 million increase in accrued compensation, offset somewhat by a reduction of $0.4 million in accounts payable.

Investing activities for 2006 used cash of $0.1 million for capital asset purchases.

With the completion of the private placement and through restructuring programs in the fourth quarter of 2006, based on our current operating expenses and projected sales of our Novacor LVAS and Levacor VAD products, we believe we have sufficient cash to fund operations through the first quarter of 2008.

We are continuing to explore various financing alternatives, including equity financing transactions and corporate collaborations. Equity financings would likely include, but are not limited to, private investments in public equity (PIPE) transactions or strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products. We have completed a restructuring program initiated in the fourth quarter of last year re-aligning our spending to focus on key development program, the Levacor Rotary VAD, and will continue to carefully manage our overall cash usage. While WorldHeart is exploring opportunities to maintain and improve its financial condition, there is no assurance that these programs will be successful. This would result in a significant delay in the completion, reduction in scope or termination of our development programs.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our continued ability to generate Novacor LVAS sales without an active selling effort and staff; the rate of investment in our next-generation technologies, particularly the Levacor Rotary VAD; the clinical trial costs and the approval process for our next-generation products; our general efforts to improve operational efficiency, conserve cash and implement other cost conservation programs.

CONTRACTUAL OBLIGATIONS

The following table sets forth WorldHeart’s contractual obligations as of December 31, 2006.

	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$595,227	$532,782	$62,445	$—	$—
Other long term obligations	152,000	76,000	76,000	—	—
Total	$747,227	$608,782	$138,445	$—	$—

Other long-term obligations primarily include payments due under a license agreement.

Operating Leases

In 2004, $750,000 in cash pledged against a letter of credit issued by WorldHeart to cover certain obligations under its facility lease in Oakland, California, is not available for general operations. The Salt Lake City facility lease has a security deposit of $9,200. The Contractual Obligations table above shows a reduction in operating lease obligations in future years. This reduction is mainly due to the expiration of the current operating lease for the Oakland facility in April 2007 and expiration of the Salt Lake City facility lease in January 2008. We may expand the size of our Salt Lake City facility, and we intend to reduce the amount of leased space in Oakland by approximately one half.

Novacor LVAS Royalties

WorldHeart is committed, under the Novacor LVAS royalty agreement, to provide royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a maximum of $3,232,000. Cumulative royalty payments to December 31, 2006 total $1,190,800 (2005—$1,121,226). Royalty payments charged to cost of goods sold for the year ended December 31, 2006 were $68,461 (2005—$94,042).

Technology Partnerships Canada Contribution Agreement

During 2002, WorldHeart entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Funding in the amount of  $6.6 million was claimed. Effective January 1, 2004, repayment is in the form of royalties on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of  $20.3 million, no further repayments will be required. If the royalty payments do not exceed  $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. In connection with the agreement, we also granted TPC 92,857 warrants to purchase an equivalent number of our common shares exercisable until December 4, 2006, at an exercise price of $29.05 per share. These warrants expired, unexercised in December 2006.

CAPITAL EXPENDITURES

	2006	2005	2004
Capital Expenditures	$118,273	$306,296	$363,224

Capital expenditures for 2006 were reduced from 2005 as part of WorldHeart’s cost reduction programs. WorldHeart anticipates that capital expenditures for 2007 will increase slightly.

At December 31, 2005, WorldHeart occupied three facilities. WorldHeart’s Oakland, California headquarters facility consists of approximately 40,000 square feet of manufacturing, research and office space. The Oakland leases were renewed in 2002 for a five-year term expiring on April 30, 2007. WorldHeart is in the process of negotiating a renewal of the lease in Oakland for approximately one-half of the currently leased space. The Salt Lake City facility consists of 24,044 square feet of research and office space with a lease that expires on January 31, 2008. WorldHeart’s European location is in Heesch, Netherlands consists of approximately 2,500 square feet of warehouse and office space. The Heesch lease was signed in 2004 for a three-year term expiring on December 31, 2007. The former Ottawa, Canada facility originally comprised 22,755 square feet of manufacturing and office space with a lease that originally expired on December 31, 2006. The Ottawa location was closed and the building lease was terminated as part of the restructuring plan in August 2004.

MARKET RISK

WorldHeart is subject to investment risk on investments that it makes with excess cash.

Investment risk is mitigated by close adherence to an established investment policy, which has been approved by the Board of Directors. The policy sets liquidity criteria, and counter party risk diversification criteria and restricts investments to investment grade quality instruments of AA or better or R1 medium or better in the case of commercial paper. Income exposure resulting from a decline in interest rates is not significant due to the short term maturity of investments, all of which were in money market funds during 2006.

WorldHeart has assets and liabilities denominated in foreign currencies, including primarily the Euro and Canadian dollar. WorldHeart’s current foreign currency exposure is immaterial. However, it may, in the future, enter into foreign exchange contracts in order to mitigate its foreign exchange risks. WorldHeart did not enter into foreign exchange forward contracts or hedging transactions in 2006.

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

The Levacor Rotary VAD product was initially shipped to clinical centers during the fourth quarter of 2006 and has been paid for by those centers. WorldHeart has treated these payments as deferred clinical fees. Upon completion of the implant, a credit to research and development expenses will be recognized.

Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Inventory valuation

During 2006, WorldHeart wrote-down the carrying value of its inventory by $4.6 million. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and using these to predict raw material parts and components that would be consumed in manufacturing product to meet these sales. Future write-downs may be required based on actual sales achieved and will be recorded when they can be reasonable determined.

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

WorldHeart performs an impairment test of goodwill, at least, annually. At December 31, 2005, in evaluating whether there was an impairment of goodwill, management compared the carrying amounts of such assets with the related enterprise value. Enterprise value was used to measure the value of the goodwill. Estimates of the enterprise value at December 31, 2005 were determined in part by a discounted cash flow valuation using estimates of revenue and net income, a 30% discount rate and an eight-year period. The fair value method and the revenue multiples method were also factored into the estimate of enterprise value. Upon completion of its goodwill impairment test, WorldHeart determined that the entire amount of the Novacor goodwill was impaired. A goodwill impairment charge of $17.2 million was recorded in 2005.

Stock Based Compensation

WorldHeart accounts for its stock option plan in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation, Revised.”  Stock options issued to employees and in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. The fair value of options granted is determined using the Black-Scholes model. Use of this model requires management estimates and assumptions regarding: expected option life (estimated at six years), volatility (based on historical average daily stock prices), risk free interest rate (estimated based on United States Treasury rates), and dividend yields (nil). Option forfeitures are estimated at 25% based on our historical forfeiture rates.

OUTSTANDING SHARE DATA

The outstanding share data as at December 31, 2006, December 31, 2005, and December 31, 2004, is a follows:

	Number of shares outstanding
	2006	2005	2004
Common shares	115,072,749	55,479,549	15,744,522
Options to purchase common shares	6,621,397	6,803,803	3,172,771
Warrants to purchase common shares	12,427,775	13,048,363	24,424,233
Debentures convertible to common shares	—	—	10,655,000
Accrued interest convertible to common shares	—	—	1,997,813

During the fourth quarter of 2006, 56.2 million common shares were issued in a private placement transaction. The 2006 reduction in warrants was primarily due to 125,714 warrants repurchased by the Company during 2006. In conjunction with the acquisition of MedQuest in July 2005, 10,655,000 warrants were exercised and 10,891,097 debentures were converted into common shares.

NEW ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. FASB states FAS 157 “does not expand the use of fair value in any new circumstances.”  WorldHeart intends to adopt this standard effective at the beginning fiscal 2008 and has not yet determined the impact, if any, that this standard will have on its financial statements.

In June 2006, the FASB issued Interpretation of Financial Accounting Standards No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. WorldHeart intends to adopt the interpretation for fiscal year 2007 and has not yet determined the impact, if any, that this standard will have on its financial statements.

On September 13, 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108 on Quantifying Financial Statement Misstatements (SAB 108). WorldHeart has adopted these guidelines effective for fiscal year ended December 31, 2006.

Item 7.                        Financial Statements.

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB on pages F-1 to F-29.

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

Changes in internal controls over financial reporting:   There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.               Other Information.

None.

PART III

Item 9.                        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information relating to our directors, nominees for election as directors, and executive officers under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

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

Item 10.                 Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Voting Shares, Record Date and Principal Holders” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12.                 Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading U.S. “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13.                 Exhibits.

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation’s report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).
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

Exhibit 4.9

Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 4.10

Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No.000-28882)).

Exhibit 4.11

Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 (Commission File No. 333-138872)).

Exhibit 4.12

Form of Purchase Agreement, dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Report on Form S-3 (Commission File No. 333-138872)).

Exhibit 10.1

Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.2

Consulting Agreement, dated July 13, 2004, between the Corporation and Synergistic Business Solutions (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.3

Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.4

Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.5

Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation’s Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).

Exhibit 10.6

Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.7

Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.8

Letter Agreement, dated May 19, 2005, between the Corporation and John Vajda (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.9

Letter Agreement dated May 27, 2005, between the Corporation and A. Richard Juelis (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11

License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.12

License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.13

License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.14

Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.15

World Heart Corporation 2006 Equity Incentive Plan (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K dated December 20, 2006 (Commission File No. 000-28882)).

Exhibit 10.16

Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).

Exhibit 10.17

Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).

Exhibit 14.1

Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.*
Exhibit 23.1	Consent of Independent Accountants.*

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB).*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

* Filed herewith

Item 14.                 Principal Accountant Fees and Services.

The discussion under the heading “Appointment of Auditors” in our definitive proxy statement for the 2007 Annual Meeting of Shareholders in incorporated herein by reference to such proxy statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION
(Registrant)

By /s/ JAL S. JASSAWALLA
President and Chief Executive Officer
(Signature and Title)

Date March 29, 2007

We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JAL S. JASSAWALLA and A. RICHARD JUELIS and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date
/s/ JAL S. JASSAWALLA	President, Chief Executive Officer and Director	March 29, 2007
Jal S. Jassawalla	(principal executive officer)
/s/ A. RICHARD JUELIS	Vice President, Finance and Chief Financial Officer	March 29, 2007
A. Richard Juelis	(principal financial and accounting officer)
/s/ WILLIAM C. GARRIOCK	Director	March 29, 2007
William C. Garriock

/s/ ROBERT J. MAJTELES	Director	March 29, 2007
Robert J. Majteles

/s/ C. IAN ROSS	Chairman of the Board and Director	March 29, 2007
C. Ian Ross

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation’s report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).
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

Exhibit 4.9

Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 4.10

Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No.000-28882)).

Exhibit 4.11

Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 (Commission File No. 333-138872)).

Exhibit 4.12

Form of Purchase Agreement, dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Report on Form S-3 (Commission File No. 333-138872)).

Exhibit 10.1

Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.2

Consulting Agreement, dated July 13, 2004, between the Corporation and Synergistic Business Solutions (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.3

Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.4

Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.5

Employment and Arbitration Agreement dated 2006, between the Corporation and Petrus Jansen (incorporated by reference to the Corporation’s Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).

Exhibit 10.6

Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.7

Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.8

Letter Agreement, dated May 19, 2005, between the Corporation and John Vajda (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.9

Letter Agreement dated May 27, 2005, between the Corporation and A. Richard Juelis (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation’s report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11

License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.12

License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.13

License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.14

Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.15

World Heart Corporation 2006 Equity Incentive Plan (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K dated December 20, 2006 (Commission File No. 000-28882)).

Exhibit 10.16

Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).

Exhibit 10.17

Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).

Exhibit 14.1

Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.
Exhibit 23.1	Consent of Independent Accountants.
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB).
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

The consolidated financial statements were audited by PricewaterhouseCoopers LLP, the external auditors, on behalf of the shareholders.

Original signed by:	Original signed by:
Jal S. Jassawalla	A. Richard Juelis
Chief Executive Officer	Chief Financial Officer

March 29, 2007

AUDITORS’ REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION

We have audited the accompanying consolidated balance sheets of World Heart Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flow for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Heart Corporation and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

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

Ottawa, Canada	PRICEWATERHOUSECOOPERS LLP
March 29, 2007	Chartered Accountants

WORLD HEART CORPORATION
CONSOLIDATED BALANCE SHEETS
(United States Dollars)

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$12,216,671	$10,661,682
Trade and other receivables	2,297,769	3,896,281
Prepaid expenses	703,689	778,007
Inventory	3,088,359	8,215,995
	18,306,488	23,551,965
Long-term assets
Cash pledged as collateral for lease	750,000	750,000
Capital assets	950,470	1,837,540
Intangible assets	490,764	682,188
	2,191,234	3,269,728
Total assets	$20,497,722	$26,821,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,402,448	$3,754,620
Indirect taxes payable	—	343,082
Accrued compensation	919,146	806,367
Deferred clinical fees	309,998	—
Deferred revenue	159,801	1,205,107
Total liabilities	5,791,393	6,109,176
Commitments and Contingencies
Shareholders’ equity
Share capital:
Issued and outstanding—115,072,749 common shares (December 31, 2005—55,479,549 common shares)	290,750,131	276,908,002
Additional paid-in-capital	2,375,497	2,138,765
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(272,133,722)	(252,048,673)
Total shareholders’ equity	14,706,329	20,712,517
Total liabilities and shareholders’ equity	$20,497,722	$26,821,693

(The accompanying notes are an integral part of these consolidated financial statements.)

Signed on behalf of the Board of Directors Original signed by C. Ian Ross and Jal S. Jassawalla

Director	Director

WORLD HEART CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(United States Dollars)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2006	2005	2004
Revenue	$8,616,038	$11,645,954	$9,575,761
Cost of goods sold	(10,200,695)	(8,478,855)	(7,680,384)
Gross margin	(1,584,657)	3,167,099	1,895,377
Operating expenses
Selling, general and administrative	8,664,306	12,041,345	13,363,796
Research and development	9,002,373	7,388,385	5,838,754
Restructuring costs	646,057	333,030	1,787,129
Amortization of intangibles	191,424	338,507	515,012
Acquired in-process research and development	—	18,147,341	—
Goodwill impairment	—	17,179,643	—
Total operating expenses	18,504,160	55,428,251	21,504,691
Operating loss	(20,088,817)	(52,261,152)	(19,609,314)
Other income (expenses)
Foreign exchange gain (loss)	54,761	(144,268)	(308,338)
Investment and other income (expense)	191,344	369,671	99,427
Loss on disposal of capital assets	(247,640)	(959)	(46,431)
Interest expense and financing costs	5,303	(797,067)	(6,277,142)
Net loss for the year	(20,085,049)	(52,833,775)	(26,141,798)
Effect of warrant exchange	—	(5,860,250)	—
Net income (loss) applicable to common shareholders	$(20,085,049)	$(58,694,025)	$(26,141,798)
Weighted average number of common shares outstanding	58,227,308	33,369,318	15,373,689
Basic and diluted loss per common share	$(0.34)	$(1.76)	$(1.70)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(United States Dollars)

				Cumulative
			Additional	Other		Shareholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Income	Deficit	(Deficiency)
Balance as at December 31, 2003	15,023,689	$212,457,492	$1,081,977	$(6,285,577)	$(167,212,850)	$40,041,042
Common shares and warrants issued in connection with convertible debentures	470,874	659,166	4,548,920	—	—	5,208,086
Value of debentures’ beneficial conversion feature	—	—	5,821,370	—	—	5,821,370
Common shares issued upon exercise of warrants	250,000	1,499,403	—	—	—	1,499,403
Warrants repurchased	—	—	(1,000)	—	—	(1,000)
Net loss for the year ended December 31, 2004	—	—	—	—	(26,141,798)	(26,141,798)
Balance as at December 31, 2004	15,744,563	214,616,061	11,451,267	(6,285,577)	(193,354,648)	26,427,103
Common shares issued upon exercise of warrants	10,655,000	20,884,420	(10,229,420)	—	—	10,655,000
Common shares issued in private placement	8,888,889	12,000,000	—	—	—	12,000,000
Common shares issued upon conversion of convertible debentures and interest	10,891,097	14,769,475	(5,821,370)	—	—	8,948,105
Common shares issued to purchase MedQuest assets	9,300,000	14,694,000	—	—	—	14,694,000
Effect of warrant exchange	—	—	5,860,250	—	(5,860,250)	—
Non-cash stock compensation	—	—	880,038	—	—	880,038
Registration fees	—	(55,954)	—	—	—	(55,954)
Warrants repurchased	—	—	(2,000)	—	—	(2,000)
Net loss for the year ended December 31, 2005	—	—	—	—	(52,833,775)	(52,833,775)
Balance as at December 31, 2005	55,479,549	276,908,002	2,138,765	(6,285,577)	(252,048,673)	20,712,517
Common shares issued in private placement	59,593,200	14,055,000	—	—	—	14,055,000
Non-cash stock compensation	—	—	237,732	—	—	237,732
Registration fees	—	(212,871)	—	—	—	(212,871)
Warrants repurchased	—	—	(1,000)	—	—	(1,000)
Net loss for the year ended December 31, 2006	—	—	—	—	(20,085,049)	(20,085,049)
Balance as at December 31, 2006	115,072,749	$290,750,131	$2,375,497	$(6,285,577)	$(272,133,722)	$14,706,329

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(United States Dollars)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM (USED IN)
Operating activities
Net loss for the period	$(20,085,049)	$(52,833,775)	$(26,141,798)
Items not involving cash—
Amortization and depreciation	772,803	1,033,441	1,390,508
Loss on disposal of capital assets	247,640	959	46,431
Acquired in-process research and development	—	18,147,341	—
Goodwill impairment	—	17,179,643	—
Write down of capital	176,324	—	438,273
Write down of intangible assets	—	—	109,093
Write down of inventory	4,625,824	—	—
Non-cash expense on stock options	237,732	880,038	81,466
Non-cash interest on debt	—	778,603	6,266,027
Long-term receivable	—	318,553	—
Unrealized foreign exchange loss (gain)	(5,997)	65,168	7,956
Change in operating components of working capital	1,847,371	(1,236,970)	(5,132,726)
Cash used in operating activities	(12,183,352)	(15,666,999)	(22,934,770)
Investing activities
Redemption (purchase) of short-term investments	—	4,999,035	6,504,997
Purchase of capital assets	(118,273)	(306,296)	(363,224)
Repayment of bridge loan in connection with MedQuest Acquisition	—	(3,500,000)	—
Transaction costs paid in connection with MedQuest Acquisition	—	(1,255,696)	—
Cash pledged as collateral for lease	—	—	(222,003)
Cash used investing activities	(118,273)	(62,957)	5,919,770
Financing activities
Convertible debenture proceeds	—	—	13,318,750
Common shares issued through private placement	14,055,000	12,000,000	—
Common shares issued through exercise of warrants	—	10,655,000	1,498,403
Repurchase of warrants	(1,000)	(2,000)	—
Payment of expenses related to convertible debentures, financing, exercise of warrants and issuance of shares	(212,871)	(55,955)	(378,162)
Cash provided by financing activities	13,841,129	22,597,045	14,438,991
Effect of exchange rates on cash and cash equivalents	15,485	(24,175)	57,099
Change in cash and cash equivalents for the period	1,554,989	6,842,915	(2,518,910)
Cash and cash equivalents, beginning of the period	10,661,682	3,818,767	6,337,677
Cash and cash equivalents, end of the period	$12,216,671	$10,661,682	$3,818,767
Supplementary Cash Flow Information
Convertible debentures settled with the issuance of common shares	$—	$8,627,117	$—
Accrued interest on convertible debentures settled with the issuance of common shares	—	320,988	—
Purchase of MedQuest assets with issuance of common shares	—	14,694,000

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                 GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that World Heart Corporation (“WorldHeart” or “the Corporation”) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the year ended December 31, 2006, the Corporation incurred a net loss of $20.1 million and used cash in its operations of $12.2 million. At December 31, 2006, WorldHeart had cash and cash equivalents of $12.2 million and current liabilities of $5.8 million. The Corporation expects to continue to generate operating losses at least through 2007 and 2008. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

On November 13, 2006, the Corporation entered into a purchase agreement with certain new and current investors for a private placement financing. The private placement was approved by shareholders at the Corporation’s Annual and Special Meeting held on December 20, 2006. Net proceeds from the financing were $13.8 million.

On November 14, 2006, the Corporation announced a significant restructuring and realignment of its business operations to focus on development of its LevacorTM Rotary VAD product and reduced commercial efforts on the Novacor product. The restructuring program was directed at reducing manufacturing, selling and administrative costs, associated with the Corporation’s Novacor® LVAS product. The program included a reduction in workforce of 41 persons at its Oakland, California and Heesch, Netherlands locations. The costs attributable to the restructuring recorded during the fourth quarter, were $0.6 million. In addition, the Corporation wrote off approximately $4.6 million of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management determined will not be utilized in future periods.

Despite the 2006 financing and restructuring, the Corporation will be required to raise additional capital to allow for the on-going satisfaction of its obligations on a timely basis. WorldHeart intends to explore various financing alternatives, including equity financing transactions and corporate collaborations, during 2007 to meet this cash requirement. Equity financings could include, but are not limited to, private investments in public equity transactions or strategic equity investments by interested companies. Corporate collaborations could include licensing our products for upfront and milestone payments, or co-development and co-funding of our products. There can be no assurance that the alternatives the Corporation plans to explore will be successful.

These consolidated financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. These adjustments could be material.

2.                 NATURE OF OPERATIONS OF THE CORPORATION

WorldHeart is developing mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Heesch, Netherlands. WorldHeart currently derives its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equipment which it manufactures in Oakland and sells directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries. The Corporation is focusing on the development of its next-generation LevacorTM Rotary VAD and expects to realize cost recoveries in 2007 from clinical use of the product.

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

(d)         Inventory

Inventory is valued at the lower of average cost and net realizable value.

(e)          Capital assets

Capital assets are recorded at cost. Amortization is calculated using the following rates and bases:

Furniture and fixtures	20% declining balance
Computer equipment and software	30% declining balance
Manufacturing and research equipment	30% declining balance
Leasehold improvements	Straight-line over the lease term

The carrying value of capital assets is assessed when factors indicating a possible impairment are present. The Corporation records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(f)            Goodwill and other intangible assets

Goodwill and intangible assets with an indefinite life are not amortized but are tested for impairment on at least an annual basis as required under Statement of Financial Accounting Standard No. 142 (“SFAS 142”). Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter.

The Corporation reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items. The Corporation records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

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

(i)            Revenue recognition

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collection is reasonably assured.

For multiple element offerings, the Corporation allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services rendered. The Corporation provides for returns based on prior experience. The cost of implant kits and equipment is charged to cost of sales upon delivery. The Corporation also rents certain in-hospital equipment to customers. Rental income is included in revenue when earned.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(j)            Stock-based compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123 (R)”), “Share—Based Payment”. SFAS 123(R) requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. WorldHeart recognizes the stock compensation expense over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

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

Prior to January 1, 2006, the Corporation accounted for its stock option plan in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” and Accounting Principles Board Opinion No. 25 (“APB25”), “Accounting for Stock Issued to Employees.”  No compensation expense was recognized when shares were issued at prevailing market prices or options were issued to employees with exercise prices at the grant date equal to prevailing market prices. Any consideration paid by employees on the exercise of stock options or purchase of capital stock was credited to share capital. The pro forma fair value expense of options issued by the Corporation is disclosed in Note 10.

(k)         Research and development costs

Research and development costs, including research performed under contract by third parties, are expensed as incurred. The Levacor Rotary VAD product was initially shipped to clinical centers during the fourth quarter of 2006 and has been paid for by those centers. WorldHeart has treated these payments as deferred clinical fees. Upon completion of the implant, a credit to research and development expenses will be recognized.

(l)            Government assistance

Government assistance is recognized when the expenditures that qualify for assistance are made and the Corporation has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m)     Foreign currency translation

The consolidated financial statements of the Corporation are presented in U.S. dollars. The financial statements of the Corporation’s subsidiaries are translated into U.S. dollars as follows:  monetary assets and liabilities are translated at exchange rates prevailing at the balance sheet date; non-monetary items and any related amortization of such items are translated at the rates of exchange in effect when the assets were acquired or obligations incurred; and all income and expense items are translated at average exchange rates prevailing during the year. Exchange gains and losses are included in net loss for the year.

(n)         Change in functional and reporting currency

Effective January 1, 2004, the functional currency of the Corporation changed from the Canadian dollar to the U.S. dollar. In general, this change resulted from the Corporation’s restructuring and issuance of common shares and warrants during the year ended December 31, 2003 along with a gradual increase in the overall proportion of business activities conducted in U.S. dollars. Concurrent with this change in functional currency, the Corporation adopted the U.S. dollar as its reporting currency.

The change was effected for prior periods as follows: assets and liabilities were translated at the spot rate on that date; income and expense items for those periods were translated at the average rate for each period; and equity transactions were translated at historic rates. The resulting net translation adjustment has been posted to the cumulative other comprehensive income account.

4.                 PRIVATE PLACEMENT

On November 13, 2006, the Corporation entered into a purchase agreement with certain new and existing investors for a private placement financing consisting of two tranches. The first tranche of the financing related to the sale of 11 million common shares at $0.25 per share for total consideration of $2.75 million and was closed on November 16, 2006. The second closing, related to the sale of 45.2 million common shares at $0.25 per share for total consideration of $11.31 million, and was closed on December 21, 2006 following shareholder approval received at our Annual and Special Meeting held on December 20, 2006. Gross proceeds of the financing were approximately $14.1 million. In addition, the Corporation incurred placement agent fees equal to 6% of the gross proceeds payable in common shares totaling approximately 3.4 million shares. Under the terms of the transaction the Corporation registered for resale all of the common shares issued in the financing.

5.                 CASH AND CASH EQUIVALENTS

At December 31, 2006 and December 31, 2005, substantially all of WorldHeart’s cash was invested in money market funds. The securities in the following table at December 31, 2006 and 2005 are classified as available for sale.

	Year Ended December 31,
	2006	2005
	Cash and Cash Equivalents	Cash and Cash Equivalents
Cash	$712,905	$1,609,892
Money market	11,503,766	9,051,790
	$12,216,671	$10,661,682

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 INVENTORY

Inventory or consignment at customer sites at December 31, 2006 and 2005 was $33,430 and $401,889, respectively.

	December 31,
	2006	2005
Raw materials	$266,182	$2,464,825
Work in progress	1,219,133	3,440,131
Finished goods	1,603,044	2,311,039
	$3,088,359	$8,215,995

7.                 CAPITAL ASSETS

	2006
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$183,857	$(100,824)	$83,033
Computer equipment and software	564,609	(369,531)	195,078
Manufacturing and research equipment	3,223,634	(2,551,275)	672,359
Leasehold improvements	267,980	(267,980)	—
	$4,240,080	$(3,289,610)	$950,470

	2005
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$304,745	$(187,967)	$116,778
Computer equipment and software	930,973	(564,839)	366,134
Manufacturing and research equipment	5,339,951	(4,045,907)	1,294,044
Leasehold improvements	579,031	(518,447)	60,584
	$7,154,700	$(5,317,160)	$1,837,540

During 2006, the Corporation wrote-off certain of its fixed assets. $247,640 was booked as a loss on the disposal of fixed assets and $176,324 was written off as restructuring costs.

8.                 INTANGIBLE ASSETS

The cost and accumulated amortization of the Corporation’s intangible assets as of December 31, 2006 and December 31, 2005 are as follows:

	December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	4,646,478	490,764
	$11,328,940	$10,838,176	$490,764

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2005
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	4,455,054	682,188
	$11,328,940	$10,646,752	$682,188

The net book value of other intangible assets of $490,764 and $682,188 at December 31, 2006, and 2005 respectively, relate to the $765,669 value assigned to the MedQuest workforce acquired in July 2005, and are net of $191,424 and $83,481 in amortization expense recognized in 2006 and 2005, respectively. The purchased technology and other intangible assets that are fully amortized relate to the Corporation’s Novacor product.

9.                 INDIRECT TAXES PAYABLE

The Corporation accrued $832,000 in 2004 related to a sales tax assessment received from the Province of Ontario during that year. The amount is included in research and development expenses in 2004 as the assessment relates to taxes assessed on certain of those expenses incurred in the prior years. The Corporation paid $488,918 during 2005, and appealed the tax assessment. In March 2007, WorldHeart received a letter from the Ministry of Finance for Ontario recommending a resolution of the appeal with a favorable outcome for WorldHeart. The Corporation has recorded the effect of this outcome at December 31, 2006, resulting in a net receivable from the Ministry of $391,000.

10.          SHAREHOLDERS’ EQUITY

Common shares

Authorized common shares of the Corporation consist of an unlimited number of shares with no par value.

Preferred Shares

Authorized preferred shares of the Corporation consist of an unlimited number of shares issuable in series. WorldHeart had no outstanding preferred shares in 2005 and 2006.

Employee Stock Option Plan

The Corporation has an employee stock option plan (ESOP). The maximum number of shares reserved and set aside under options to eligible persons pursuant to the ESOP could not exceed 1,501,857 common shares. At December 31, 2004, options for 789,046 common shares were granted. In addition, on September 23, 2004, the Corporation granted, subject to shareholder approval, an increase in the number of options available under the plan to 2,383,725 common shares to employees, officers, directors and consultants, and granted additional options to employees, officers, directors and consultants. This grant was conditional on the forfeiture by the employees, officers, directors and consultants of 251,685 options for common shares already issued and outstanding under the ESOP. The maximum number of common shares at any time available for issuance under the ESOP, or pursuant to other outstanding options, to any one person was 5% of the common shares then issued and outstanding. The Compensation Committee appointed by the Board of Directors administers the ESOP. The exercise price for all options issued under

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ESOP was based on the fair market value of the common share price which is the closing price quoted on the Toronto Stock Exchange on the last trading day before the date of grant. The options generally vest annually in equal portions over either a five-year period or a three-year period and must be exercised within a four-year to a six-year period from each date of vesting.

On July 18, 2005, shareholders approved two resolutions amending the ESOP. The first resolution increased the number of common shares of the Corporation reserved for issuance from 1,501,857 common shares to 9,772,505 common shares representing an additional increase from the 2,383,725 common shares initially contemplated on September 23, 2004 by the Corporation. Shareholders also approved the second resolution to remove the restriction providing that the aggregate number of options reserved for issuance to any one person shall not exceed 5% of the issued and outstanding common shares.

On December 21, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The accelerated options had exercise prices ranging from $0.98 to $59.95 per share and a weighted average exercise price of $1.77 per share. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption of SFAS 123 (R) by WorldHeart.

Without the acceleration of vesting of stock options, the pre-tax charges under SFAS 123 relating to these options would have been $2.0 million in 2006 and $1.4 million in 2007. The adjustment for stock based compensation under the fair value method is $4.9 million consisting of $3.4 million due to options vesting acceleration and $1.5 million due to options vesting during 2005, reflected in the proforma table in this note.

Of the 6.8 million options to purchase shares of the Corporation’s common stock, 6.3 million options became immediately exercisable on December 21, 2005 as a result of the acceleration. Vesting was not accelerated for 520,000 options previously granted to non-employee directors. No changes were made to the exercise price of any outstanding options.

On December 20, 2006, the Corporation’s shareholders approved the 2006 Equity Incentive Plan, which amended and restated the World Heart Corporation Employee Stock Option Plan, to allow the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options, under the Plan and to increase the number of common shares reserved pursuant to the Plan by an additional 5,000,000 shares. The 9,772,505 common shares available under the Plan prior to the amendment and restatement were registered on Forms S-8 filed with the Securities and Exchange Commission on June 21, 2001 (No. 333-63580) and April 13, 2006 (No. 333-133258). The additional 5,000,000 shares approved by the shareholders on December 20, 2006, were registered on Form S-8 on January 17, 2007 (No. 333-7140041).

Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 are recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2006 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation.

The stock-based compensation expense for the year ended December 31, 2006 was as follows:

Selling, general and administrative	$233,890
Research and development	3,842
$237,732

This stock compensation expense had a negligible impact on the Corporation’s earnings per common share for the year 2006. The unrecognized expense of awards not yet vested, net of estimated forfeitures, was $116,855 and the related stock-based compensation expense will be recognized over the following ten quarters beginning March 30, 2007.

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at December 31, 2006. At December 31, 2006, the aggregate intrinsic value of all outstanding options was nil with a weighted average remaining contractual term of approximately 6.1 years. Of the 6,621,396 outstanding options, exercisable options were 6,327,900 with a weighted average remaining contractual life of 6.0 years and 293,496 were unvested with a weighted average remaining contractual life of 7.4 years. No options were exercised under our stock option plan during 2006.

A summary of the status and changes of our non-vested shares related to our ESOP as of the year ended December 31, 2006 is presented below. The weighted average grant date fair value on non-vested shares represent the gross value of unvested options, excluding estimated forfeitures.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	413,330	$0.99
Granted	154,500	0.84
Vested	(173,334)	0.97
Forfeited	(101,000)	0.92
Nonvested at December 31, 2006	293,496	$0.95

Valuation Assumptions

WorldHeart calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 was $0.84, $0.94 and $4.39, respectively. For 2006, 2005 and 2004, the following weighted average assumptions were utilized:

	2006	2005	2004
Expected option life, in years	5.5	6	6
Volatility	95%	83%	73%
Risk free interest rate	4.52%	4.17%	4.00%
Dividend yield	Nil	Nil	Nil

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Corporation’s common stock over the period commensurate with the expected life of the options. The risk free interest rate is based on average rates for five and seven year treasury notes as published by the Federal Reserve.

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

	December 31,
	2005	2004
Net income (loss) applicable to common shareholders	$(58,694,025)	$(26,141,798)
Adjustment for stock-based costs under the fair market method	(4,970,236)	(2,134,707)
Adjusted pro forma net loss	$(63,664,261)	$(28,276,505)
Reported basic and diluted loss per share	$(1.76)	$(1.70)
Pro forma basic loss per share	$(1.91)	$(1.84)

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option and Warrant Activity

The following table summarizes the number of options and warrants outstanding and the weighted average exercise prices:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
Outstanding at December 31, 2003	1,144,348	10.98	39,665	13.54	14,592,665	6.99	15,776,678
Granted	127,852	6.46	3,095	7.77	10,923,566	1.58	11,054,513
Exercised	—	—	—	—	(250,000)	5.93	(250,000)
Repurchased	—	—	—	—	(300,000)	5.93	(300,000)
Expired	(7,166)	52.46	—	—	(541,998)	26.84	(549,164)
Forfeited	(514,165)	8.01	(4,583)	8.48	—	—	(518,748)
Outstanding at December 31, 2004	750,869	11.85	38,177	13.68	24,424,233	4.15	25,213,279
Granted	5,799,141	1.27	588,000	1.33	—	—	6,387,141
Exercised	—	—	—	—	(10,655,000)	1.55	(10,655,000)
Repurchased	—	—	—	—	(720,870)	5.93	(720,870)
Cancelled	(367,689)	15.74	(4,695)	8.19	—	—	(372,384)
Outstanding at December 31, 2005	6,182,321	1.69	621,482	2.03	13,048,363	6.18	19,852,166
Granted	154,500	1.10	—	—	—	—	154,500
Exercised	—	—	—	—	—	—	—
Repurchased	—	—	—	—	(125,714)	8.61	(125,714)
Expired	(215,676)	9.84	(3,564)	41.91	(494,874)	14.35	(514,481)
Forfeited	(117,667)	1.27	—	—	—	—	(317,300)
Outstanding at December 31, 2006	6,003,478	$1.23	617,918	$1.80	12,427,775	$5.82	19,049,171

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2004	18.09	18.34	4.15
December 31, 2005	1.69	2.03	6.18
December 31, 2006	1.78	1.53	5.82
Number of exercisable options and warrants:
December 31, 2004	287,102	17,867	24,424,233
December 31, 2005	5,662,223	621,482	13,048,363
December 31, 2006	5,718,890	617,918	12,427,775
Range of exercise prices of all options and warrants at December 31, 2006:
From	$0.60	$1.12	$1.55
To	$119.00	$82.25	$8.61
Range of expiry dates of all options and warrants at December 31, 2006:
From	Jan. 4, 2007	Jan. 4, 2007	Dec. 18, 2007
To	July 23, 2015	Oct. 19, 2012	Sept. 15, 2009

The following table summarizes information about the outstanding options and warrants as at December 31, 2006:

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
$0.59 to $1.25	1,181,678	$1.12	5.56
$1.26 to $2.50	5,381,447	$1.38	6.23
$2.51 to $6.00	11,430,310	$5.70	1.73
$6.01 to 10.00	1,016,448	$8.50	1.46
$10.01 to $119.25	39,288	$33.12	0.91
	19,049,171	$4.40	3.22

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   RESTRUCTURING

2006 Restructuring

In response to the changing market demand for its first-generation Novacor LVAS, on November 14, 2006, the Corporation approved a plan to restructure its business reducing its spending and refocusing on development of its Levacor Rotary VAD. The Corporation completed the majority of the restructuring by December 31, 2006.

Restructuring costs through December 31, 2006, are as follows:

	Employee Severance	Fixed Asset Write down	Total
Costs accrued during 2006	$469,733	$176,324	$646,057
Costs paid or settled in 2006	(90,686)	(176,324)	(267,010)
Balance in accrued liabilities at December 31, 2006	$379,047	$—	$379,047

In addition, the Corporation wrote off approximately $4.6 million of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management has determined will not be utilized in future periods.

2005 Restructuring

On August 25, 2004, the Corporation approved a plan to consolidate its Ottawa, Ontario operations into its facilities in Oakland, California where the Novacor LVAS is manufactured. The consolidation of the North American operations into one location reduced business expenses and improved on-going operational efficiency.

During the year ended December 31, 2005, restructuring costs of $333,000 were recorded and no accrual balance remained at December 31, 2005.

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

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.        LOSS PER COMMON SHARE

For all of the years presented, diluted loss per share equals basic loss per share due to the anti-dilutive effect of convertible debentures, options and warrants, as applicable.

	Number of common shares to be issued on exercise or conversion
	2006	2005	2004
Employee and non-employee stock options	6,621,396	6,803,803	789,046
Warrants	12,427,775	13,048,363	24,424,233
Convertible debentures	—	—	10,655,000
Stock options subject to shareholder approval	—	—	2,383,725
Total potentially dilutive instruments	19,049,171	19,852,166	38,252,004

13.          INCOME TAXES

The Corporation operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the combined Canadian federal and provincial income tax rate with the Corporation’s effective tax rate is as follows:

	December 31,
	2006	2005	2004
Canadian loss	$(874,000)	$(26,813,000)	$(15,790,000)
United States’ loss	(19,126,000)	(24,169,000)	(9,053,000)
European loss	(85,000)	(1,852,000)	(1,300,000)
Loss before income taxes	(20,085,000)	(52,834,000)	(26,143,000)
Expected statutory rate	32.12%	36.12%	36.12%
Expected recovery of income tax	(6,450,000)	(19,084,000)	(9,440,000)
Effect of foreign tax rate differences	(1,492,000)	(1,281,000)	(510,000)
Permanent differences	(860,000)	6,354,000	2,316,000
Change in valuation allowance	8,358,000	15,240,000	7,930,000
Effect of changes in carry forwards	4,218,000	371,000	2,256,000
Effect of tax rate changes	(4,403,000)	—	268,000
Effect of exchange rate differences	629,000	(1,600,000)	(2,820,000)
Recovery of income taxes	$—	$—	$—

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Canadian statutory income tax rate of 32.12% is comprised of federal income tax at approximately 32.12% and provincial income tax at approximately 0.00%. For the years ended December 31, 2005 and 2004, the Canadian statutory income tax rate of 36.12% is comprised of federal income tax at approximately 22.12% and provincial income tax at approximately 14.00%. For the years ended December 31, 2005 and 2004, the permanent differences relate primarily to imputed interest expense on the Preferred Shares and goodwill amortization.

	2006	2005	2004
Deferred tax assets:
SR&ED expenditures	$12,300,000	$10,410,000	$10,280,000
Net operating losses	56,797,000	45,810,000	37,750,000
Investment tax credits	5,825,000	5,610,000	5,540,000
Share issue costs	704,000	5,240,000	4,790,000
Asset basis differences	7,526,000	7,740,000	1,500,000
	83,152,000	74,810,000	59,860,000
Less: valuation allowance	(83,152,000)	(74,810,000)	(59,570,000)
	—	—	290,000
Deferred tax liabilities:
Asset basis differences	—	—	(290,000)
Net deferred income tax liability	$—	$—	$—

The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

As at December 31, 2006, the Corporation has unclaimed Scientific Research and Experimental Development (SR&ED) expenditures, income tax loss carryforwards and investment tax credits. The unclaimed amounts and their expiry dates are as follows:

	2006	2005	2004
SR&ED expenditures—carried forward without expiry	$28,684,000	$28,816,205	$28,500,000
Income tax loss carryforwards:
Federal (Canada) (expire 2005-2026)	55,288,000	61,484,493	57,054,000
Provincial (expire 2005-2015)	54,859,000	62,568,187	55,900,000
United States (expire 2010-2026)	82,354,000	62,400,000	49,100,000
Europe	3,148,000	3,103,820	1,400,000
Investment tax credits (expire 2006-2012)	7,093,000	7,203,480	7,100,000

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.          COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

The Corporation is committed to minimum lease payments for office facilities and equipment and licenses as follows:

Year	Lease payments	Licenses and other
2007	$532,782	$76,000
2008	57,810	76,000
2009	4,635	—
2010	—	—

Total rent expense for the years ended December 31, 2006, 2005, and 2004 was $972,071, $1,084,866, and $1,026,315, respectively. The balance of pledged cash used as collateral for the Oakland lease was $750,000 at December 31, 2006 and December 31, 2005. In addition, WorldHeart has paid a $150,000 security deposit and has established an $876,000 reserve for potential site restoration associated with the Oakland lease. The Oakland lease expires on April 30, 2007 and management is in the process of negotiating a new lease.

(b)         Novacor LVAS Royalties

The Corporation is committed under the Novacor LVAS royalty agreement to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments to December 31, 2006, total $1,190,800 (2005 - $1,121,225).

(c)          Technology Partnerships Canada Contribution Agreement

During 2002, the Corporation entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Through December 31, 2005, the Corporation claimed funding in the amount of approximately $6.6 million. Effective January 1, 2004, repayment would be in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period they will continue until 2015 or until the maximum is reached, whichever comes first. Royalty expenses for the period ended December 31, 2006 total $64,000. In connection with the agreement, the Corporation also granted TPC 92,857 warrants to purchase an equivalent number of common shares of the Corporation, exercisable until December 4, 2006, at an exercise price of $29.05 per share. These warrants expired, unexercised in December 2006.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Corporation’s research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2005 or 2006 and the Corporation does not anticipate any future payments under the Research Agreement, as it is not pursuing development of the CVD artificial heart technology.

The Corporation has been in and continues discussions with the Ottawa Heart Institute to resolve certain payments which both parties believe are owed by the other. In addition, a former officer of WorldHeart currently employed at CVD has made additional claims for certain payments. WorldHeart believes that most of these claims are unsubstantiated and without merit. At December 31, 2006, World Heart has accrued liabilities of approximately $1,076,000 and recorded accounts receivable of $613,000 related to CVD and the former officer.

15.          NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL AND SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating components of working capital is comprised of:

	December 31,
	2006	2005	2004
Accounts and other receivables	$1,545,018	$341,768	$(475,399)
Prepaid expenses	74,362	(184,180)	52,000
Inventory	478,877	(103,470)	(2,176,785)
Accounts payable and accrued liabilities	(371,875)	(754,091)	(2,172,728)
Accrued compensation	120,989	(536,997)	(359,814)
	$1,847,371	$(1,236,970)	$(5,132,726)

16.          SEGMENTED INFORMATION

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

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Locations

The following geographic data provides revenue based on product shipment destination and long-lived assets based on physical location. The Corporation has locations in the United States and Europe:

	2006		2005
	Revenue	Long lived Assets	Revenue	Long lived Assets
United States	$5,539,427	$1,397,838	$8,978,882	$2,265,834
Europe	1,948,259	43,396	1,698,957	253,894
Canada	865,159	—	685,959	—
Japan	263,193	—	282,156	—
Total	$8,616,038	$1,441,234	$11,645,954	$2,519,728

During 2006, LDS Hospital accounted for 12.5% of revenue. During 2005 and 2004, Edwards accounted for 5% and 7% of revenue, respectively. No other customer accounted for more than 10% of revenue in any of the three prior years.

17.          FINANCIAL INSTRUMENTS

Financial instruments recognized in the balance sheet at December 31, 2006, consist of cash and cash equivalents, trade and other receivables, accounts payable and certain accrued liabilities. The Corporation does not hold or issue financial instruments for trading purposes. During 2006, the Corporation invested all of its excess cash in money market funds.

(a)         Fair value

The Corporation believes that the carrying values of its financial instruments approximate their fair values because of their short terms to maturity.

(b)         Interest rate risk

During 2006, all of WorldHeart’s investments were in money market funds with no interest rate risk. The Corporation may be subject to interest rate risks in the future if it purchases longer-term investments.

(c)          Foreign exchange risk

WorldHeart has assets and liabilities denominated in foreign currencies; primarily the Euro and Canadian dollar. The Corporation’s current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

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

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Corporation maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

18.          NEW ACCOUNTING  PRONOUNCEMENTS

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. FASB states FAS 157 “does not expand the use of fair value in any new circumstances.”  WorldHeart intends to adopt this standard effective at the beginning fiscal 2008. The Company has not yet determined the impact, if any, that this standard will have on our financial statements.

In June 2006, the FASB issued Interpretation of Financial Accounting Standards No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. WorldHeart intends to adopt the interpretation for fiscal year 2007. The Company has not yet determined the impact, if any, that this standard will have on our financial statements.

On September 13, 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108 on Quantifying Financial Statement Misstatements (SAB 108). WorldHeart intends to follow these guidelines effective for fiscal year 2007. The Company has not yet determined the impact, if any, that this standard will have on our financial statements.

Warrant and certain stock options denominated in Canadian dollars

Effective January 1, 2004, the WorldHeart determined that its functional currency had changed from the Canadian dollar to the U.S. dollar because the majority of its business operations and investors were in the United States. Concurrent with change in functional currency, WorldHeart adopted the U.S. dollar as its reporting currency. Prior to January 1, 2004 the functional and reporting currency was the Canadian dollar.

WorldHeart had primarily financed its operations from the sale of equity and debt securities that have been denominated in U.S. and Canadian dollars. As part of these financings, WorldHeart has issued warrants to purchase common stock that have also been denominated in U.S. and Canadian dollars, and therefore, had warrants outstanding at December 31, 2006, 2005 and 2004 that are denominated in both currencies.

The SEC and FASB have issued recent interpretations for U.S. GAAP that suggest warrants whose exercise price is different for the entity’s functional currency cannot be classified as equity and should be treated as derivatives, which would be recorded as liabilities and carried at their fair value. Changes in the fair value from period to period would be recorded as a gain or loss in the statement of operations.

The recent SEC and FASB interpretations relate to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and  Emerging Issue Task Force  (“EITF”) “EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The FASB has initiated a project to determine the accounting treatment for certain equity

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments with elements of foreign currency risk. This project is expected to provide further guidance with respect to U.S. GAAP accounting for such items.

WorldHeart is awaiting the results of the FASB’s project and had not, therefore, recorded warrants outstanding that have exercise prices in Canadian dollars, as derivatives. If  the Corporation had recorded such instruments as derivatives, it would have reported an incremental gain in net income of approximately $61.0 million, $9.9 million and $0.2 million related to these instruments in the statement of operations for the years ended December 31, 2004, 2005 and 2006, respectively, under U.S. GAAP. The amounts were calculated using the Black-Scholes option pricing model. The Corporation used the following assumptions to value the instruments: a 0% dividend rate for all periods presented, volatility of 93%, 83% and 73% for fiscal 2006, 2005 and 2004, the actual exercise price of each instrument, the actual Corporation closing stock price for December 31, 2006, 2005 and 2004, the estimated remaining life of the underlying warrant at December 31, 2006, 2005 and 2004, and the Canadian risk free interest rate based on the estimated remaining life of the related warrant.

19.          MEDQUEST ACQUISITION

On July 29, 2005, the Corporation completed its acquisition (MedQuest Acquisition) of MedQuest Products, Inc. (MedQuest), the developer of the Levacor Rotary VAD, a small rotary pump, for aggregate consideration of 9.3 million common shares plus the assumption of $3.5 million in debt and the payment of transaction costs of WorldHeart. The acquisition was accounted for as an acquisition of assets as the operations of MedQuest did not meet the definition of a business as defined in Emerging Issues Task Force Issue (EITF) Abstract No. 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value of the acquisition consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired by approximately $3.8 million. The excess was allocated to the relative fair values of the non-monetary assets acquired. Amounts allocated to identifiable intangible assets are being amortized over their estimated useful lives. Amounts allocated to purchased in-process research and development were expensed immediately.

The value of the acquisition consideration was as follows:

Issuance of WorldHeart common shares	$14,694,000
Bridge loan repayment	3,500,000
Transaction costs	1,255,696
Total purchase price	$19,449,696

The allocation of the purchase price, based on the estimated fair values of the assets acquired, at the acquisition date of July 29, 2005 is as follows:

An aggregate amount of $14.6 million was originally allocated to purchased in-process research and development. We used an income approach and applied risk-adjusted discount rates to the estimated future revenues and expenses attributable to IPR&D programs at MedQuest. The most significant in-process program relates primarily to the development of the Levacor Rotary VAD, an advanced, next generation, rotary blood pump intended for the Destination Therapy market. The Levacor Rotary VAD had an estimated fair value at the time of purchase of approximately $9.6 million. The other major development program called MagLev Plus had an estimated fair value of approximately $5.0 million.

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Private Placement

In connection with the MedQuest Acquisition on July 29, 2005, WorldHeart entered into a private placement agreement with Maverick Venture Management, LLC (Maverick) in which Maverick purchased approximately 8.9 million common shares of WorldHeart at a purchase price of $1.35 per share for total gross proceeds of approximately $12.0 million. Pursuant to the asset purchase agreement between MedQuest and WorldHeart, WorldHeart assumed certain liabilities of MedQuest, including approximately $3.5 million owed to Maverick in connection with the ongoing operations of the MedQuest business and repaid that amount to Maverick upon closing of the MedQuest Acquisition.

20.          GOODWILL

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

21.          CONVERTIBLE DEBENTURES AND WARRANTS

During 2005, in conjunction with its acquisition of MedQuest’s assets, WorldHeart issued tender offers to the holders of its unsecured convertible debentures (Debentures) and the holders of its common share purchase warrants issued to investors on September 15, 2004 (Warrants). The holders of the Debentures unanimously agreed to convert all of the outstanding Debentures at the stated conversion price of $1.25 per common share. On July 18, 2005, the shareholders approved a reduction in the Warrant exercise price from $1.55 to $1.00 per share on the condition that the Warrant holders exercise the Warrants immediately. The holders of the Warrants unanimously agreed to exercise the 10,655,000 Warrants into 10,655,000 common shares. During the last two weeks of July 2005, all of the Warrants were exercised into common shares and the outstanding Debentures were converted to common shares. In addition, the accrued interest on the Debentures was converted into an additional 236,097 common shares at a conversion price equal to the volume weighted average stock price at the date of conversion.

The Debentures, which would have become due on September 15, 2009, were convertible at any time at the holder’s option into common shares of the Corporation at a price of $1.25 per share, and accumulated non-compounding interest at an annual rate of 3%. The interest was convertible at any time

WORLD HEART CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of the change in fair value attributed to the decrease in the exercise price of the Warrants from $1.55 to $1.00, $5,860,250 was recorded in 2005 as an increase in net loss applicable to common shareholders and an increase in the carrying value of the Warrants included in additional paid-in capital.