Form 10KSB/A
period 2006-12-31
WORLD HEART CORP
filed 2007-04-27
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(AMENDMENT NO. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File No. 0-28882

WORLD HEART CORPORATION

Canada	52-2247240
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

7799 Pardee Lane Oakland, California, USA	94621
(Address of Principal Executive Office)	(Zip Code)

(510) 563-5000

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A for the year ended December 31, 2006 to amend our Form 10-KSB originally filed with the Securities and Exchange Commission on March 29, 2007.  We are filing this amendment solely for the purpose of providing information required by Part III of Form 10-KSB.  These items were not included in the original Form 10-KSB because we anticipated that the information would be provided in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of our 2006 fiscal year.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

TABLE OF CONTENTS

PART III

PART III

Item 9.                          Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS

Set forth below is the name, age and biographical information for each person serving as and nominated by the Board of Directors as recommended by the Corporate Governance and Nominating Committee as a director.  Each elected director holds office until the next annual meeting of shareholders and until his or her successor is elected and has qualified.  Directors may hold the office until their death, resignation or removal.

C. Ian Ross (65), has served as our director since February 2000.  He currently serves as Chairman of our Board of Directors and is on a number of Board Committees.  From July 1999 to September 2003, Mr. Ross was Senior Director, Administration in the Dean’s Office at the Richard Ivey School of Business, University of Western Ontario, with responsibility for managing the support functions for the business school.  Since September 2003, Mr. Ross has been a professional company director.  He currently serves as a director of the following companies: Ontario Power Generation, which is a wholly-owned business corporation charged with managing and operating Crown provincial electricity generation assets, GrowthWorks Canadian Fund Ltd. (Chair), a labour-sponsored venture capital corporation, PetValu Canada Inc. (Chair), a specialty retailer of pet food and pet supplies, Comcare Health Services, a community-based company providing health care solutions, and e-Just Systems Inc. (Chair), a management systems development company providing software to police and the courts.

William C. Garriock (68), has served as our director since December 2003.  Since 2003, Mr. Garriock has been a professional company director.  From 2000 to 2003 he was the Chairman of MDS SCIEX, the analytical instrument division of MDS Inc.  He was also the President of MDS SCIEX from 1994 to 1999.  Mr. Garriock was the Executive-at-Large for MDS Inc., a health and life sciences company, from 2000 to 2003.  From 1993 to 1994, he was Vice President and Managing Partner (Pharmaceuticals) of MDS Health Ventures Inc.  For the previous 18 years, he was the President and CEO of Miles Canada Inc. (now Bayer Canada Inc.), a pharmaceutical, diagnostics and consumer products company.  Mr. Garriock currently serves as Chair or director of public and private companies, including Cipher Pharmaceuticals Inc., a pharmaceutical development company.

Robert J. Majteles (42), has served as our director since September 2003.  Mr. Majteles is the Managing Partner of Treehouse Capital, LLC, an investment firm he founded in 2001.  Currently, Mr. Majteles is on the Board of Directors of Adept Technology, Inc., Macrovision Corporation, Phoenix Technologies Ltd., Unify Corporation and U.S. Auto Parts Network, Inc.  In addition, Mr. Majteles received a law degree from Stanford University and an undergraduate degree from Columbia University.  Mr. Majteles is also a lecturer at Haas School of Business at the University of California, Berkeley and at Stanford Law School, Stanford University.

Michael Sumner Estes, Ph.D. (63), has served as our director since April 2007.  Since 2006, Dr. Estes has served as the Chairman of the Board of Directors of Medical Entrepreneurs II, Inc., a company that develops and manufactures replacement heart valves.  From 2001 until 2005, Dr. Estes worked as an independent consultant to Corazon, Inc., a company formed to develop new technology for the less invasive treatment of heart disease caused by calcium deposits.  From 1996 to 1999, Dr. Estes was the President and Chief Executive Officer of Orquest, Inc., a company involved in bone replacement technology.  From 1979 to 1995, Dr. Estes held executive positions with American Hospital Supply Corporation and Baxter Healthcare Corporation, including responsibility for the worldwide Cardiovascular Group at Baxter HealthCare.  Dr. Estes is currently on the Board of Directors of nContact, Inc., a private cardiovascular company.

Jal S. Jassawalla (61) has served as our director since December 2005 and has been President and Chief Executive Officer since July 2004.  From June 2003 to July 2004, Mr. Jassawalla was our Executive Vice President and Chief Technical Officer and was responsible for research and development, clinical affairs, clinical and technical support and quality.  Mr. Jassawalla was a co-founder of Novacor Medical Corporation in 1979 and became an employee in June 2000 when WorldHeart acquired the Novacor division of Edwards Lifesciences LLC, formerly Baxter Corporation.

EXECUTIVE OFFICERS

Set forth below is the name, age and biographical information for each of our executive officers.

Jal S. Jassawalla (61) has served as our President and Chief Executive Officer since July 2004.  Mr. Jassawalla’s biographical information is included above in the discussion of WorldHeart directors.

A. Richard Juelis (58) was appointed our Vice President, Finance and Chief Financial Officer in June 2005.  He previously held the same position with Cellegy Pharmaceuticals, Inc., a public pharmaceutical company from 1994 to March 2005.  Mr. Juelis has held domestic and international financial and general management positions with both major and emerging health care companies.  He is currently on the board of directors of Adept Technology, Inc., a public company that manufactures robot systems, motion control and machine vision technology.

Piet Jansen, M.D. (47) joined WorldHeart in February 2004 as our Chief Medical Officer.  He was appointed Managing Director for Europe in July 2004.  Prior to joining WorldHeart, Dr. Jansen was the Vice President, Clinical Programs at Orqis International GmbH from 2003 to February 2004.  He was Vice President, Clinical Affairs at Jarvik Heart Inc. from 2001 to 2003.  From 1997 to 2001, Dr. Jansen worked for the Novacor Division of Edwards Lifesciences LLC, formerly Baxter Corporation.

John J. Vajda (67) joined WorldHeart in June 2005 as our Vice President of Manufacturing.  Mr. Vajda was previously the Director of Operations at Centaur Pharmaceuticals, Inc. from January 1997.  In February 1998 he became Vice President, Operations and one year later he was appointed Senior Vice President, Operations.  In that capacity, he was responsible for process development, manufacturing, engineering, facilities and quality control.  Before working for Centaur, Mr. Vajda was Director of Operations for Oculex Pharmaceuticals, Inc. and ChemTrack, Inc.  Prior to that, he was employed for 17 years by the Dow Chemical Co. in several executive positions.

Phillip J. Miller (58) was appointed our Vice President, Research and Development in November 2004.  Mr. Miller became an employee in June 2000 when WorldHeart acquired the Novacor Division of Edwards Lifesciences LLC, formerly Baxter Corporation.  Previously, he was the Director of Biomedical Engineering at Edwards Lifesciences commencing in 1973.

Pratap S. Khanwilkar (44) joined WorldHeart in August 2005 as the Vice President, Rotary Systems and Business Development when WorldHeart purchased MedQuest Products, Inc.  Prior to that, Mr. Khanwilkar was Chief Executive Officer and a co-founder of MedQuest from 1993.  Mr. Khanwilkar has 22 years of medical device development and commercialization experience and more than 50 publications in scientific, engineering and medical journals.  Most recently, he was recognized as a 2006 Fellow of the American Institute of Medical and Biological Engineering.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and people who own more than ten percent of our stock, to file reports of ownership and reports of changes in ownership with the SEC.  All of these people are required by SEC regulation to provide us with a copy of all Section 16(a) reports they file.

We reviewed the reports that were filed during the fiscal year ended December 31, 2006.  Only one report by a director or officer of WorldHeart was filed late.  Pratap Khanwilkar inadvertently filed one late report.  He reported ownership of WorldHeart stock that was distributed to him by MQP Dissolution, Inc. on January 25, 2006.  This distribution was in connection with our acquisition of MedQuest Products, Inc. in 2005.

There were two other late filings by the holders of more than ten percent of our stock of which we are aware.  The first was a purchase of 78,410 common shares on April 7, 2006 by Special Situations Funds.  This transaction was disclosed on April 12, 2006.  The other transaction, by MedQuest Products, Inc., involved sales of a total of 125,000 common shares on January 6 and January 9, 2006 and a distribution of 5,000,000 common shares on January 25, 2006.  These transactions were disclosed on March 3, 2006.

CORPORATE GOVERNANCE

The Board of Directors has a Compensation Committee, an Audit Committee, a Corporate Governance and Nominating Committee and a Strategic Planning Committee.

Audit Committee

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing and reporting practices.  The Audit Committee’s role includes overseeing our internal accounting and auditing processes and communicates with management about our business, financial risk and compliance with legal, ethical and regulatory requirements.  The Audit Committee is responsible for reviewing all of our financial filings and related disclosures, including financial press releases.  The Audit Committee is also responsible for the appointment, compensation, retention, and oversight of the independent auditors we engage to prepare and issue audit reports on our financial statements and also approves all non-audit expenditures.  The Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.  During most of 2006, the Audit Committee was composed of three directors:  John F. Carlson (Chair), C. Ian Ross and William C. Garriock.  On November 10, 2006, Robert J. Majteles replaced Mr. Carlson and Mr. Ross became Committee Chair due to Mr. Carlson’s untimely death.  The Audit Committee met seven times during the year.  All members of the Audit Committee are independent as determined by the Board of Directors in accordance with the Nasdaq Stock Market corporate governance rules.  Mr. Carlson was an independent director during his term with the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that C. Ian Ross is an “audit committee financial expert” as currently defined by the rules of the Securities and Exchange Commission regulating these disclosures.  Prior to his passing away, Mr. Carlson was an “audit committee financial expert”.  The specific responsibilities and functions of the Audit Committee are described in the Amended and Restated Audit Committee Charter.

Compensation Committee

The Compensation Committee has three principal responsibilities.  First, to review, approve and recommend to the Board of Directors the annual goals, objectives and compensation of the President and Chief Executive Officer and to evaluate performance against those goals and objectives.  Second, to oversee the performance evaluation of our other executive officers and approve and recommend their compensation.  Third, to oversee the administration of our equity-based compensation and approve grants of equity compensation under our employee stock option plan.  The Committee also produces a report on executive compensation that is required to be included in our proxy statement.  During 2006, the Compensation Committee was composed of three directors:  Robert J. Majteles (Chair), C. Ian Ross and William C. Garriock, and met three times during the year.  All members of the Compensation Committee are independent as determined by the Board of Directors in accordance with the Nasdaq Stock Market corporate governance rules.  The Board of Directors has adopted a written Compensation Committee Charter.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee also has three principal responsibilities.  First, to determine the slate of director nominees for election to the Board of Directors and to recommend candidates to fill other vacancies that may occur.  Second, to review the composition of the committees of the Board of Directors.  And third, to monitor compliance with and recommend changes to our compliance with corporate governance regulatory requirements.  This includes issues of significance to WorldHeart and our shareholders.  During most of 2006, the Corporate Governance and Nominating Committee was composed of three directors:  C. Ian Ross (Chair), John F. Carlson and William C. Garriock. On November 10, 2006, Robert J. Majteles replaced Mr. Carlson due to Mr. Carlson’s untimely death. The Corporate Governance and Nominating Committee met once during the year.  All members of the Nominating Committee are independent as determined by the Board of Directors in accordance with the Nasdaq Stock Market corporate governance rules.  The Board of Directors has adopted a written Corporate Governance and Nominating Committee Charter.

Although no established specific minimum qualifications for director nominees have been adopted, the Corporate Governance and Nominating Committee reviews the backgrounds and qualifications of directors and potential nominees.  The Committee annually reviews the nominees for the Board provided by the Board of Directors.  This review considers the nominees in relation to the current composition of the Board and also considers our current circumstances.  The committee also considers director candidates who are recommended by our shareholders.  Any shareholder may recommended a candidate for director by contacting the Corporate Governance and Nominating Committee.  This process, however, is separate and distinct from the SEC requirements that must be met by a shareholder in order to have a shareholder proposal included in our proxy statement.  To date, the Corporate Governance and Nominating Committee has not received any recommendations from shareholders requesting consideration of a candidate for inclusion among the slate of nominees in our proxy statement.

Strategic Planning Committee

The Strategic Planning Committee’s overall responsibility is to assist the Board of Directors in its long range financial and strategic planning efforts.  The Strategic Planning Committee has three primary responsibilities.  First, to conduct our strategic decision making.  Second, to focus our financial resources on initiatives with the greatest opportunity for technical, commercial and financial success.  The Committee bases these decisions on its evaluation of markets and the factors required to succeed in those markets.  Lastly, it is the responsibility of the Strategic Planning Committee to identify the resources required to ensure the success of our strategic plan.  All members of the Board of Directors are members of the Strategic Planning Committee.  The Committee did not meet separately during 2006, however, the issues normally addressed by the Committee were addressed by the full Board.  The specific responsibilities and functions of the Strategic Planning Committee are further described in our Strategic Planning Committee Charter.

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

Item 10.                   Executive Compensation.

The following table shows all compensation awarded to, earned by, or paid to Jal S. Jassawalla, our Chief Executive Officer, to A. Richard Juelis, our Chief Financial Officer and to Piet Jansen and Phillip J. Miller, our two other most highly compensated executive officers at the end of fiscal year 2006 and one more individual who would have been most highly compensated if he had been an executive officer at the end of 2006 (the “Named Executive Officers”).  The table is for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

							All Other
		Salary	Bonus		Option Awards		Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)
Jal. S. Jassawalla	2006	$267,000	—		$87,200	(1)	$4,005	(4)	$358,205
President and Chief
Executive Officer

A. Richard Juelis	2006	$200,000	—		—		$923	(4)	$200,923
Vice President, Finance and
Chief Financial Officer

Piet Jansen, M.D. (7)	2006	$213,487	—		—		$53,700	(2)	$267,187
Chief Medical Officer

Phillip J. Miller	2006	$160,000	—		—		$11,051	(4)(6)	$171,051
Vice President, Research
and Development

John Marinchak	2006	$159,509	$50,036	(5)	—		$55,580	(4) (3)	$265,125
Vice President, Marketing
and Sales

(1)             Represents the FAS 123R value (with respect to the 2006 fiscal year) of an option to purchase 100,000 of our common shares granted to Mr. Jassawalla on April 25, 2006 at an exercise price of $1.13 per share. The option vests in full on the first anniversary of the grant date. For additional information on the valuation assumptions with respect to this options, refer to Note 10 of our financial statements in our Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on March 29, 2007.  These amounts represent the fair value on the grant date for these awards, and do not correspond to the actual value that will be recognized by Mr. Jassawalla.

(2)             Represents a $50,000 advance for relocation expenses paid to Dr. Jansen in 2006 in US dollars.  Also includes $1,200 in car allowances and $2,500 in health care benefits paid to Dr. Jansen in Euros which were converted to US dollars using the monthly average exchange rate for each pay period.

(3)             Includes severance accrued in 2006 and paid in January 2007 in the amount of $49,231 and car allowance in the amount of $6,092.  Mr. Marinchak left WorldHeart in November 2006.

(4)             Includes 401(k) plan employer matching contributions.

(5)             Represents commissions paid in 2006 for Novacor LVAS sales.

(6)             Includes $5,351 in royalties accrued in 2006 on the sales of the Novacor LVAS pursuant to a royalty agreement between Mr. Miller and WorldHeart dated April 22, 1998.

(7)             In 2006, Dr. Jansen lived and worked in Holland and was paid in Euros. This amount was converted to US dollars using the monthly average exchange rate for each pay period.   Dr. Jansen is paid once each month.

NARRATIVE DISCLOSURES TO SUMMARY COMPENSATION TABLE

It is our policy to award stock options at an exercise price equal to the closing price of our common stock on the business day prior to the date of the grant in accordance with the terms of our shareholder-approved 2006 Equity Incentive Plan, formerly known as World Heart Corporation Employee Stock Option Plan.  The Compensation Committee has not granted options with an exercise price that is less than the closing price of our common stock one business day prior to the grant date.  For purposes of determining the exercise price of stock options, the grant date is deemed to be the date on which the Compensation Committee approves the stock option grant.  In 2007, we began granting performance share awards to our employees, including our named executive officers.

We entered into an employment arrangement with Mr. Jal S. Jassawalla on June 23, 2000.  This arrangement was updated on July 28, 2004 and again on October 25, 2004.  As of July 28, 2004, Mr. Jassawalla is entitled to receive a base salary of $267,000 a year.  Mr. Jassawalla was granted 787,255 options on September 23, 2004.  As part of this grant, he forfeited previously granted options for 105,397 common shares and was granted 1,000,000 options on January 31, 2005.  All of these stock options are vested and exercisable.  On April 25, 2006, Mr. Jassawalla received an additional stock option to purchase 100,000 common shares which vests in full on the first anniversary of the date of grant.  He is eligible to receive additional option grants under our 2006 Equity Incentive Plan and is entitled to a severance payment of 104 weeks of his regular salary.

We entered into an employment agreement with Mr. Richard Juelis on May 27, 2005.  Mr. Juelis is entitled to receive an annual salary of $200,000.  He received an initial stock option grant for 275,000 common shares and is eligible to receive future option grants pursuant to our 2006 Equity Incentive Plan.  We amended our agreement with Mr. Juelis on April 4, 2007.  Under the amended agreement, Mr. Juelis’ salary is reduced an average of 37.5% over a six-month period, and a special bonus, payable in part in our common shares and in part in cash, will be paid in relation to the successful completion of a project to monetize certain of our Canadian tax loss carryforwards and to prepare for reincorporation in the United States.  If the monetization project is successfully completed, Mr. Juelis would be entitled to receive 5% of the total monetization proceeds received by us.  The first one-third of 5% of the total monetization proceeds would be payable in our common shares (the “Special Bonus Shares”), issuable under our 2006 Equity Incentive Plan and determined by dividing the cash equivalent of one-third of the 5% of the total monetization proceeds by the closing trading price per share on the day before the date of determination.  The Special Bonus Shares will vest upon entering into a definitive agreement for the purposes of monetization, with the remaining two-thirds of the 5% of the total monetization proceeds payable in cash upon the receipt by WorldHeart of the total monetization proceeds, pro rata, in one or more tranches.  The Special Bonus Shares also may be issued in the event that the Board of Directors determines that, despite Mr. Juelis’ efforts and contribution to the monetization project, the transaction is not completed due to events outside of Mr. Juelis’ control and certain other conditions are met, including approval of a resolution by our Board of Directors to proceed with the reincorporation in the United States.  In that case, the determination of the number of the Special Bonus Shares will be made by the Board of Directors based upon the targeted or anticipated monetization proceeds.  Mr. Juelis was also awarded a grant of up to 50,000 performance shares (the “Performance Shares”) pursuant to the terms and conditions of the 2006 Equity Incentive Plan.  The Performance Shares are earned upon the achievement by Mr. Juelis of certain performance milestones related to our strategic and financing goals and activities.  These Performance Shares will be fully vested when paid, which shall be immediately upon achievement of the performance milestones, and not later than two and a half months after the end of the fiscal year in which the Compensation Committee or the Board of Directors determines that the performance goals have been achieved.

We entered into an employment arrangement with Mr. Phillip Miller on June 23, 2000.  This arrangement was updated on October 12, 2004.  As of October 2004, Mr. Miller is entitled to receive a yearly base salary of $160,000.  Mr. Miller was granted 180,000 options on September 23, 2004.  As part of this grant, he forfeited previously granted options for 5,716 common shares, and was granted 145,000 options on January 31, 2005.  Mr. Miller is also eligible to receive future option grants under our 2006 Equity Incentive Plan.  Under the October 12, 2004 arrangement, Mr. Miller retained his rights from a royalty agreement that we entered into on April 22, 1988 entitling him to certain payments on the sale of Novacor LVAS kits.

We entered into an employment arrangement with Piet Jansen, M.D. on December 9, 2003.  That arrangement was updated on October 12, 2004, and again on July 12, 2006.  Under the current agreement, as the Corporation’s Chief Medical Officer, he receives an annual base salary of $205,000 and received an advance of $50,000 in 2006 for reimbursement of moving expenses for his relocation to Oakland, California.  The initial term of employment under the current agreement is eighteen months from July 12, 2006, during which time Dr. Jansen may be terminated for cause (as defined in the agreement).  After the initial eighteen months, Dr. Jansen’s employment will be at will.  If, following a change of control at WorldHeart (as defined in the agreement) but before the initial eighteen month term ends, Dr. Jansen is terminated, he is entitled to receive as severance the remainder of his compensation that he would have been paid for the first eighteen months.

We entered into an employment arrangement with Mr. John Marinchak on October 6, 2003.  The agreement was updated on October 12, 2004.  As of October 2004, Mr. Marinchak was entitled to receive an annual salary of $160,000.  Mr. Marinchak was also entitled to receive commissions based on our sales of Novacor LVAS kits.  The computation of these commissions was adjusted from time to time.  Mr. Marinchak was granted 160,000 options on September 23, 2004.  As part of this grant, he forfeited previously granted options for 18,256 common shares, and was granted 100,000 options on January 31, 2005.  Mr. Marinchak left the Company on November 14, 2006 and received $49,231 as severance, equivalent to 16 weeks of his regular pay, in the first quarter of 2007.

Employment Agreement of Executive Officers Who are not Named Executive Officers

We entered into an employment arrangement with Mr. Pratap Khanwilkar on January 31, 2005, which became effective on July 29, 2005 upon the closing of our acquisition of MedQuest Products, Inc.  As of July 29, 2005, Mr. Khanwilkar is entitled to receive an annual salary of $165,000.  Mr. Khanwilkar was granted options for 425,000 common shares on July 29, 2005 and is also eligible to receive future option grants pursuant to our 2006 Equity Incentive Plan.

We entered into an employment arrangement with Mr. John Vajda on June 9, 2005.  Mr. Vajda is entitled to receive a base annual salary of $150,000.  Mr. Vajda was also granted options for 250,000 common shares and is also eligible to receive future option grants pursuant to our 2006 Equity Incentive plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information about stock options held by our Named Executive Officers at the end of fiscal year 2006.  There were no other equity incentive plan awards outstanding at December 31, 2006.

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Jal S. Jassawalla	885	—	$9.23	3/3/2012
	819	—	$9.45	3/3/2012
	787,225	—	$1.30	9/23/2013
	1,000,000	—	$1.48	1/31/2014
	—	100,000	$1.13	4/25/2015

A. Richard Juelis	275,000	—	$1.15	5/27/2014

Piet Jansen, M.D.	240,000	—	$1.30	9/23/2013
	85,000	—	$1.48	1/31/2014

Phillip J. Miller	161	—	$9.23	3/3/2012
	109	—	$9.45	3/3/2012
	180,000	—	$1.30	9/23/2013
	145,000	—	$1.48	1/31/2014

John Marinchak (1)	160,000	—	$1.30	11/13/2009
	100,000	—	$1.48	11/13/2009

(1)             Mr. Marinchak left WorldHeart in November 2006.

NARRATIVE DISCLOSURES TO OUTSTANDING EQUITY AWARDS TABLE

In December 2005, in preparation for the adoption of FAS 123R, the Board of Directors approved the acceleration of vesting of all stock options then outstanding, with the exceptions of the stock options held by non-employee directors.

No options had been exercised by our named executive officers in 2006.

DIRECTOR COMPENSATION TABLE

The following table sets forth information about compensation  of our non-employee directors for the fiscal year 2006.

	Fees Earned or	Options
Name	Paid in Cash ($) (3)	Awards ($) (1)	Total ($) (3)

C. Ian Ross	66,373	41,970	108,343

William C. Garriock	46,152	41,970	88,122

Robert J. Majteles	60,091	41,970	102,061

John F. Carlson (2)	53,140	—	53,140

(1)             Represents the FAS 123R value (with respect to fiscal year 2006) of the stock options to purchase our common shares.  The options vest annually over three years. For additional information on the valuation assumptions with respect to these options, refer to Note 10 of our financial statements in our Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on March 29, 2007.  These amounts represent the fair value of the awards on the grant date and do not correspond to the actual value that will be recognized by the directors.

(2)             Mr. Carlson passed away in November 2006.

(3)             Non-employee directors were paid on a quarterly basis. Amounts were converted from Canadian dollars to US dollars using the average exchange rate for each quarter.

NARRATIVE DISCLOSURES TO DIRECTOR COMPENSATION

During 2006 each of our non-employee directors received an annual cash fee of Cdn $15,000.  The Chairman of the Board of Directors receives an additional cash fee of Cdn $48,000, the Chair of the Audit Committee receives an additional cash fee of Cdn $30,000, and the Chairs of each of the other committees (other than the Chair of the Corporate Governance and Nominating Committee) receive an additional cash fee of Cdn $25,000.  An additional Cdn $1,000 per diem fee is paid for meetings attended in person and a Cdn $500 per diem fee is paid for meetings attended by telephone, with a daily maximum of Cdn $1,000.  In the fiscal year ended December 31, 2006, the total compensation paid to non-employee directors was Cdn $286,752 of which Cdn $69,250 was for 2005 compensation paid in 2006.  Non-employee directors are also entitled to be reimbursed for travel and other expenses incurred in attending meetings of the Board of Directors or of a Committee.

Each of our non-employee directors also receives stock option grants under our 2006 Equity Incentive Plan.  Options granted under this plan are nonstatutory stock options.  During 2006, we did not grant options to the non-employee directors.  No options were exercised by the directors in 2006.

On April 4, 2007 the Board of Directors adopted a new directors compensation plan effective at the beginning of 2007.  Under the program, each of our non-employee directors receives an annual cash fee of Cdn $25,000.  The Chairman of the Board of Directors receives an additional cash fee of Cdn $40,000, the Chair of the Audit Committee receives an additional cash fee of Cdn $15,000, and the Chairs of each of the other committees, excluding the Corporate Governance and Nominating Committee, receive an additional cash fee of Cdn $7,500.  An additional Cdn $1,000 per diem fee is paid for meetings attended in person and a Cdn $500 per diem fee is paid for meetings attended by telephone, with a daily maximum of Cdn $1,000.

Michael Sumner Estes, Ph.D. joined our Board of Directors in April 2007. Upon his appointment to the Board, Dr. Estes received an option to purchase 100,000 common shares, vesting annually over three years, at an exercise price per share of $0.34, in accordance with our 2006 Equity Incentive Plan, pursuant to which the option was granted.

Upon consummation of our 2003 common share and warrant financing, the Special Situations Funds exercised its right to designate a director nominee and designated Robert J. Majteles to serve as a member of our Board of Directors.  Mr. Majteles joined the Board of Directors in 2003, and was subsequently reelected to serve on the Board at the 2005 and 2006 annual shareholders meetings. Mr. Majteles serves on the Board of Directors of Adept Technology, Inc.  Mr. Richard Juelis, our Chief Financial Officer, also serves on the Board of Directors of Adept Technology.  Special Situations Funds, our second largest shareholder, is also a significant shareholder of Adept Technology.  Mr. Majteles is the founder of Treehouse Capital, LLC, an investment firm.  Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Fund, L.P. have entered into an agreement with Mr. Majteles and Treehouse Capital pursuant to which Treehouse Capital, through Mr. Majteles, provides certain management and financial advisory services for the funds on request.  If Mr. Majteles’ services are requested by the funds with respect to a particular portfolio investment, Treehouse Capital is entitled to ten percent of the funds’ net gain (as defined) or net loss (as defined) on the investment during the term of the agreement, offset by certain fees that may be paid by the portfolio company to Treehouse Capital or Mr. Majteles directly.  Under the agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to shareholders of any company for which he serves as a member of the Board of Directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company.  Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds.  Mr. Majteles has agreed to serve as a member of our Board of Directors pursuant to this agreement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our 2006 Equity Incentive Plan, formerly known as the World Heart Corporation Employee Stock Option Plan, which was the only equity compensation plan in effect as of December 31, 2006.  This Plan was initially adopted in December 1996 and was amended and restated several times.  The most recent amendments were approved by our shareholders on December 20, 2006.  These amendments increased the number of common shares available under the Plan by five million common shares, from 9,772,505 to 14,772,505, and gave us the ability to grant restricted stock awards, restricted stock unit awards, stock appreciation rights and performance shares to our and our subsidiaries’ directors, employees and consultants.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrans and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflcted in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	6,621,396	$1.73	8,151,109

Equity compensation plans not approved by shareholders	—	—	—
Total	6,621,396	$1.73	8,151,109

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information regarding the beneficial ownership of common shares as of April 25 2007 by: (i) each person or entity known by us to own beneficially more than 5% of our outstanding common shares; (ii) each Named Executive Officer named in the Summary Compensation Table; (iii) each director and nominee for director; and (iv) all of our executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the SEC.  The number of common shares used to calculate the percentage ownership of each listed person includes the common shares underlying options, warrants or other convertible securities held by them that are exercisable within 60 days of April 25, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Outstanding Shares (1)
Austin W. Marxe and David M. Greenhouse (2) 153 East 53rd Street New York, NY 10022	33,744,701	28.9%

Maverick Venture Management, LLC (3) 737 Bryant Street Palo Alto, CA 94301	28,007,033	24.3%

Entities afffiliated with BC Advisors, LLC (4) 300 Crescent Court, Suite 1111 Dallas, TX 75201	11,000,000	9.6%

SF Capital Partners Ltd (5) c/o Stark Offshore Management LLC 3600 South Lake Drive St. Francis, WI 53235	10,837,648	9.4%

Jal S. Jassawalla (6)	2,318,929	1.9%
A. Richard Juelis (7)	275,000	*
Piet Jansen, M.D. (8)	525,000	*
Phil Miller (9)	540,270	*
William C. Garriock (10)	86,668	*
C. Ian Ross (11)	87,533	*
Robert J. Majteles (12)	86,668	*
Michael Sumner Estes, Ph.D.	—	*
John Marinchak (13)	260,000	*

All Directors and Executive Officers as a Group (11 persons)(14)	5,157,623	4.3%

*                    Less than one percent.

(1)           This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, the principal address of each of the shareholders named in this table is:  c/o World Heart Corporation, 7799 Pardee Lane, Oakland, California 94621.  Applicable percentages are based on 115,072,749 shares outstanding on April 25, 2007, adjusted as required by rules promulgated by the SEC.

(2)           Includes warrants to purchase 316,915 common shares and 5,878,103 common shares held by Special Situations Cayman Fund, L.P., warrants to purchase 76,622 common shares and 1,750,683 common shares held by Special Situations Fund III, L.P., warrants to purchase 874,124 common shares and 17,651,468 common shares held by Special Situations Fund III QP, L.P., and warrants to purchase 345,726 common shares and 6,851,060 common shares held by Special Situations Private Equity Fund, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. and the general partner of and investment adviser to the Special Situations Fund III, L.P.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P., the Special Situations Private Equity Fund, L.P. and the Special Situations Life Sciences Fund, L.P.  Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. Special Situation Funds, our largest shareholder, is entitled to two nominees on our Board of Directors depending on certain ownership requirements of our common shares. Mr. Robert J. Majteles, one of our directors, serves on our Board of Directors as a designee of the Special Situations Funds. Under an agreement between Treehouse Capital, LLC, an investment firm founded by Mr. Majteles, and the Special Situations Funds, Mr. Majteles is required to act independently of the Funds in discharging his fiduciary duties to shareholders of any company for which he serves as a member of the Board of Directors and also is obligated not to disclose to the Funds or use for his own benefit any confidential information he obtains in connection with his service as a director for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the Funds. Mr. Majteles has agreed to serve as a member of our Board of Directors pursuant to this agreement.

(3)           The managers of Maverick Venture Management, LLC are Kevin R. Compton and Gayla J. Compton who share voting and dispositive power over the shares, but disclaim beneficial ownership, except to the extent of their pecuniary interest therein. Maverick, our second largest shareholder, is entitled to two nominees on our Board of Directors if Maverick’s shareholdings are at least 25% of our issued and outstanding common shares and is entitled to one nominee on the Board if Maverick’s shareholdings are between 15% and less than 25%. Under an agreement with Maverick, the number of directors may not exceed seven. To date, Maverick has not nominated any directors to serve on our Board.

(4)           Common shares are held by (i) WS Capital, L.L.C., a Texas limited liability company (“WS Capital”), for the account of (1) Walker Smith Capital, L.P., a Texas limited partnership (“WSC”), (2) Walker Smith Capital (Q.P.), L.P., a Texas limited partnership (“WSCQP”), (3) Walker Smith International Fund, Ltd., a British Virgin Islands exempted company (“WS International”), and (4) HHMI Investments, L.P., a Delaware limited partnership (“HHMI”), (ii) WSV Management, L.L.C., a Texas limited liability company (“WSV”), for the account of (1) WS Opportunity Fund, L.P., a Texas limited partnership (“WSO”), (2) WS Opportunity Fund (Q.P.), L.P., a Texas limited partnership (“WSOQP”), and (3) WS Opportunity Fund International, Ltd., a Cayman Islands exempted company (“WSO International”) and (iii) BC Advisors, LLC, a Texas limited liability company (“BCA”), for the account of (1) SRB Greenway Capital, L.P., a Texas limited partnership (“SRBGC”), (2) SRB Greenway Capital (Q.P.), L.P., a Texas limited partnership (“SRBQP”), and (3) SRB Greenway Offshore Operating Fund, L.P., a Cayman Islands limited partnership (“SRB Offshore”).  WS Capital is the general partner of WS Capital Management, L.P., a Texas limited partnership (“WSC Management”), which is the general partner of WSC and WSCQP and the investment manager for WS International and HHMI.  WSV is the general partner of WS Ventures Management, L.P., a Texas limited partnership (“WSVM”), which is the general partner of WSO and WSOQP and the agent and attorney-in-fact for WSO International.  Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV, and Patrick P. Walker is a principal of WSV.  BCA is the general partner of SRB Management, L.P., a Texas limited partnership (“SRB Management”), which is the general partner of SRBGC, SRBQP and SRB Offshore.  Steven R. Becker is the sole principal of BCA.  Pursuant to a letter agreement, Steven R. Becker may collaborate with Reid S. Walker and G. Stacy Smith on investment strategies from time to time.  Reid S. Walker and G. Stacy Smith are the beneficial owners of an aggregate of 5,000,000 shares of Common Stock beneficially owned by WS Capital and WSC Management for the accounts of WSC, WSCQP and WS International and HHMI and by WSV and WSVM for the accounts of WSO, WSOQP, WSO International.  Patrick P. Walker is the beneficial owner of 2,000,000 shares of Common Stock beneficially owned by WSV and WSVM for the accounts of WSO, WSOQP, WSO International.  WS Capital and WSC Management are the beneficial owners of 3,000,000 shares of Common Stock beneficially owned for the accounts of WSC, WSCQP, WS International and HHMI.  WSV and WSVM are the beneficial owners of 2,000,000 shares of Common Stock beneficially owned for the accounts of WSO, WSOQP and WSO International.  Steven R. Becker is the beneficial owner of 6,000,000 shares of Common Stock beneficially owned by BCA and SRB Management for the accounts of SRBGC, SRBQP and SRB Offshore.  BCA and SRB Management are the beneficial owners of 6,000,000 shares of Common Stock beneficially owned for the accounts of SRBGC, SRBQP and SRB Offshore.

(5)           Includes warrants to purchase 691,244 common shares. The shares and the warrants are held directly by SF Capital Partners Ltd. Messrs. Michael A. Roth and Brian J. Stark are the Managing Members of Stark Offshore Management, LLC, which acts as an investment manager and has sole power to direct the management of SF Capital. Through Stark Offshore, Messrs. Roth and Stark possess voting and dispositive power over the shares but disclaim beneficial ownership thereof.

(6)           Includes options for 1,888,929 common shares. All of those options are exercisable within 60 days of April 25, 2007.  Also includes 430,000 shares held by Jal S. Jassawalla and Janette Diane Jassawalla, Trustees for the Jassawalla Family Trust U/A DTD 06/28/94.

(7)           Includes options for 275,000 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(8)           Includes options for 325,000 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(9)           Includes options for 325,270 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(10)         Includes options for 86,668 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(11)         Includes options for 87,033 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(12)         Includes options for  86,668 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(13)         Includes options for 260,000 common shares. All of those options are exercisable within 60 days of April 25, 2007.

(14)         Includes an aggregate of 3,859,567 options held by executive officers and directors as a group that are exercisable within 60 days of April 25, 2007.

Item 12.                    Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

We have entered into certain employment agreements with Messrs. Jassawalla, Juelis, Miller, Marinchak, Khanwilkar and Vajda and with Dr. Jansen.  The details of these employment agreements are described above under the heading “Item 10.  Executive Compensation—Narrative Disclosures to Summary Compensation Table.”

Mr. Robert J. Majteles serves on our Board of Directors as a designee of the Special Situations Funds, our second largest shareholder.  The details of Mr. Majteles relationship and agreements with the Special Situations Funds are described above under the heading “Item 10.  Executive Compensation—Director Compensation.”

Maverick Venture Management, LLC, our largest shareholder, is entitled to two nominees on the Board of Directors if Maverick’s shareholdings are at least 25% of the issued and outstanding common shares of WorldHeart and is entitled to one nominee on the Board if Maverick’s shareholdings are between 15% and less than 25%.  We have also agreed with Maverick that the number of our directors shall not exceed seven. Currently, Maverick has no nominees on the Board.

DIRECTOR INDEPENDENCE

The discussion concerning the independence of our directors under the heading “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act—Corporate Governance” is incorporated herein by reference.

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

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation. *

Exhibit 23.1	Consent of Independent Accountants. **

Exhibit 24.1	Power of Attorney (reference is made to the signature page to the Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007). *

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. **

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. **

*                   Previously filed.

**            Filed herewith.

Item 14.                   Principal Accountant Fees and Services.

For the years ended December 31, 2006 and 2005, the fees billed to us for audit work and other services performed by PricewaterhouseCoopers LLP, excluding taxes and out-of-pocket expenses, were as follows:

	Year Ended December 31,
	2006	2005

Audit Services	Cdn$389,000	Cdn$228,000

Audit-Related Services	52,000	167,000

Tax Services	101,000	88,000

Other Services	4,000	154,000

Total	Cdn$546,000	Cdn$637,000

AUDIT FEES

During the last two fiscal years ended December 31, 2006 and December 31, 2005, the aggregate fees billed by PricewaterhouseCoopers LLP for the professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Forms 10-QSB or services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for such fiscal years were approximately Cdn $389,000 and  Cdn $228,000, respectively.

AUDIT-RELATED FEES

During the last two fiscal years ended December 31, 2006 and December 31, 2005, the aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not otherwise reported above under “Audit Fees” were approximately Cdn $52,000 and Cdn $167,000, respectively.  These services primarily related to the Management Information Circular (Proxy) filing.

TAX FEES

During the last two fiscal years ended December 31, 2006 and December 31, 2005, the aggregate fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were approximately Cdn $101,000 and  Cdn $88,000, respectively.  These services included assistance with tax return preparation and review, federal, state and international tax compliance, strategic tax planning services and services with our international subsidiaries.

ALL OTHER FEES

During the last two fiscal years ended December 31, 2006 and December 31, 2005, the aggregate fees billed by PricewaterhouseCoopers LLP for products and professional services other than those described above were approximately  Cdn $4,000 and Cdn $154,000, respectively.  These services included tax planning related to our acquisition of MedQuest Products, Inc., reorganization, planning, tax monetization and support for the resolution of the ongoing Provincial Sales Tax audit.

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

WORLD HEART CORPORATION
(Registrant)

By /s/ JAL S. JASSAWALLA ,
President and Chief Executive Officer
(Signature and Title)

Date: April 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JAL S. JASSAWALLA	President, Chief Executive Officer and	April 27, 2007
Jal S. Jassawalla	Director
(principal executive officer)

/s/ A. RICHARD JUELIS	Vice President, Finance and Chief Financial	April 27, 2007
A. Richard Juelis	Officer
(principal financial and accounting officer)
*
William C. Garriock	Director	April 27, 2007

*
Robert J. Majteles	Director	April 27, 2007

Michael Sumner Estes	Director	April 27, 2007

*
C. Ian Ross	Chairman of the Board and Director	April 27, 2007

*By: /s/	A. RICHARD JUELIS
A. Richard Juelis, Attorney-in-Fact

EXHIBIT INDEX

Exhibit 23.1	Consent of Independent Accountants.

Exhibit 24.1	Power of Attorney (reference is made to the signature page to the Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.