Form 10QSB
period 2007-03-31
WORLD HEART CORP
filed 2007-05-14
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE|ACT OF 1934

For quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of common shares outstanding as of May 5, 2007 was 115,072,749.

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

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Consolidated Balance Sheets

(United States Dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,103,296	$12,216,671
Trade and other receivables	1,735,556	2,297,769
Prepaid expenses	779,017	703,689
Inventory	2,823,536	3,088,359
	14,441,405	18,306,488
Long-term assets
Cash pledged as collateral for lease	750,000	750,000
Capital assets	955,459	950,470
Intangible assets	442,908	490,764
	2,148,367	2,191,234
Total assets	$16,589,772	$20,497,722

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,355,611	$3,526,448
Accrued site restoration	982,000	876,000
Accrued compensation	465,290	919,146
Deferred clinical fees	309,998	309,998
Deferred revenue	162,700	159,801
Total liabilities	5,275,599	5,791,393

Shareholders' equity
Share capital:
Issued and outstanding—115,072,749 common shares (December 31, 2006—115,072,749 common shares)	290,750,131	290,750,131
Additional paid-in-capital	2,413,329	2,375,497
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(275,563,710)	(272,133,722)
Total shareholders' equity	11,314,173	14,706,329

Total liabilities and shareholders' equity	$16,589,772	$20,497,722

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$847,715	$3,284,816
Cost of goods sold	(1,068,764)	(1,411,741)

Gross margin	(221,049)	1,873,075

Operating expenses
Selling, general and administrative	1,545,472	2,455,842
Research and development	1,868,948	2,898,898
Amortization of intangibles	47,856	47,856

Total operating expenses	3,462,276	5,402,596

Operating loss	(3,683,325)	(3,529,521)

Other income (expenses)
Foreign exchange gain (loss)	134,953	(6,698)
Investment and other income (expense)	118,384	93,272
Loss on disposal of capital assets	—	(271)
Interest expense and financing costs	—	1,627

Net loss for the quarter	$(3,429,988)	$(3,441,591)

Weighted average number of common shares outstanding	115,072,749	55,479,549

Basic and diluted loss per common share	$(0.03)	$(0.06)

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Consolidated Statements of Cash Flow

(United States Dollars)

(Unaudited)

CASH FLOWS FROM (USED IN)	Three Months Ended March 31,
	2007	2006

Operating activities
Net loss for the period	$(3,429,988)	$(3,441,591)
Items not involving cash —
Amortization and depreciation	59,497	199,705
Loss on disposal of capital assets	—	271
Write down of inventory	235,000	—
Stock-based compensation expense	37,832	31,556
Unrealized foreign exchange loss (gain)	37,193	945
Change in operating components of working capital	(37,648)	(196,342)
Cash used in operating activities	(3,098,114)	(3,405,456)

Investing activities
Purchase of capital assets	(16,630)	(28,709)
Cash used in investing activities	(16,630)	(28,709)

Effect of exchange rates on cash and cash equivalents	1,369	—
Change in cash and cash equivalents for the period	(3,113,375)	(3,434,165)

Cash and cash equivalents, beginning of the period	12,216,671	10,661,682

Cash and cash equivalents, end of the period	$9,103,296	$7,227,517

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.              Going Concern Assumption

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that World Heart Corporation and its subsidiaries (collectively referred to as WorldHeart or the Corporation) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the quarter ended March 31, 2007, the Corporation incurred a net loss of $3.4 million and used cash in its operations of $3.1 million. At March 31, 2007, WorldHeart had cash and cash equivalents of $9.1 million and current liabilities of $5.3 million. The Corporation expects to continue to generate operating losses at least through 2007 and 2008. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

In November 2006, the Corporation entered into a purchase agreement with certain new and current investors for a private placement financing. The private placement was approved by shareholders at the Corporation’s Annual and Special Meeting held on December 20, 2006. Net proceeds from the financing were $13.8 million.

In November 2006, the Corporation announced a significant restructuring and realignment of its business operations to focus on development of its LevacorTM Rotary VAD product and reduced commercial efforts on the Novacor® LVAS product. The restructuring program was directed at reducing manufacturing, selling and administrative costs, associated with the Corporation’s Novacor LVAS product.

Despite the 2006 financing and restructuring, the Corporation will be required to raise additional capital to allow for the on-going satisfaction of its obligations on a timely basis and to continue in operation. WorldHeart is exploring various financing alternatives, including equity financing transactions and corporate collaborations, to meet cash requirements. Equity financings could include, but are not limited to, private investments in public equity transactions or strategic equity investments by interested companies. Corporate collaborations could include licensing the Corporation’s products for upfront and milestone payments, or co-development and co-funding of the Corporation’s products. There can be no assurance that the alternatives the Corporation is exploring will be successful.

These consolidated financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. These adjustments could be material.

2.              Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited consolidated financial statements follow the same accounting policies and methods of application as the Corporation’s audited consolidated financial statements for the year ended December 31, 2006. These interim unaudited consolidated financial statements do not conform in all respects to the requirements of  U.S. GAAP for annual financial statements and are not necessarily indicative of results expected for the entire year. These condensed notes to the interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006. In the opinion of management, these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented.

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

3.              Stock-based Compensation

WorldHeart recorded $32,000 of stock compensation expense in the unaudited consolidated statement of operations and accumulated deficit for the three months ended March 31, 2007.  The unrecognized expense of awards not yet vested is $609,000. This will be recognized over the next twelve quarters. WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation.

The following table summarizes stock option activity for the quarter ended March 31, 2007:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Total Options
	#	$	#	$	#
Outstanding at December 31, 2006	6,003,478	$1.23	617,918	$1.80	6,621,396
Granted	2,973,000	0.41	250,000	0.41	3,223,000
Expired	(20,686)	13.45	(548)	38.64	(21,234)
Outstanding at March 31, 2007	8,955,792	$0.93	867,370	$1.38	9,823,162

As of March 31, 2007, 6,311,665 of the outstanding options are exercisable.

The weighted average fair value of the options granted during the quarters ended March 31, 2007 and March 31, 2006 were $0.26 and $0.44, respectively. The following weighted average assumptions were utilized:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.60%	4.55%
Expected life (in years)	5.5	6.0
Expected volatility	70%	84%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Corporation’s common shares over the period commensurate with the expected life of the options.  The risk free interest rate is based on average rates for 5 and 7 year treasury notes as published by the Federal Reserve.

4.              Performance Bonus

On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus plan for its employees.  The bonus will be earned based on achievement of goals related to the Corporation’s business.  The maximum bonus is approximately $861,000 and will be paid 25% in cash and 75% in common shares.

The cash and share payments will be paid when the Compensation Committee determines that the 2007 performance goals have been achieved.  If the performance goals are not achieved on or before December 31, 2007, then no performance bonuses will be paid. No expense was recorded related to this plan in the first quarter of 2007 as no significant progress towards the goals was achieved.

5.              Comprehensive Income

For the three months ended March 31, 2007 and March 31, 2006, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

6.              Warrant and Certain Stock Options Denominated in Canadian dollars

Effective January 1, 2004, WorldHeart determined that its functional currency had changed from the Canadian dollar to the U.S. dollar because the majority of its business operations and investors were in the United States.

Concurrent with this change in functional currency, WorldHeart adopted the U.S. dollar as its reporting currency. Prior to January 1, 2004 the functional and reporting currency was the Canadian dollar.

WorldHeart has primarily financed its operations from the sale of equity and debt securities that have been denominated in U.S. and Canadian dollars. As part of these financings, WorldHeart has issued warrants to purchase common stock that have also been denominated in U.S. and Canadian dollars, and therefore, had warrants outstanding at March 31, 2007 and December 31, 2006 that are denominated in both currencies.

The SEC and FASB have issued recent interpretations for U.S. GAAP that suggest warrants whose exercise price is different from the entity’s functional currency cannot be classified as equity and should be treated as derivatives, which would be recorded as liabilities and carried at their fair value. Changes in the fair value from period to period would be recorded as a gain or loss in the statement of operations.

The recent SEC and FASB interpretations relate to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and  Emerging Issue Task Force  (“EITF”) “EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The FASB has initiated a project to determine the accounting treatment for certain equity instruments with elements of foreign currency risk. This project is expected to provide further guidance with respect to U.S. GAAP accounting for such items.

WorldHeart is awaiting the results of the FASB’s project and has not, therefore, recorded warrants outstanding that have exercise prices in Canadian dollars, as derivatives. If the Corporation had recorded such instruments as derivatives, it would have reported an incremental gain in net income of approximately $0.1 million for the quarter ended March 31, 2007 and an incremental loss in net income of approximately $0.8 million for the quarter ended March 31, 2006, related to these instruments in the statement of operations for these periods. The amounts were calculated using the Black-Scholes option pricing model. The Corporation used the following assumptions to value the instruments: a 0% dividend rate for both quarters presented, volatility of 70% and 84% for quarters ended March 31, 2007 and March 31, 2006, respectively, the actual exercise price of each instrument, the actual Corporation closing share price for March 31, 2007 and March 31, 2006, the estimated remaining life of the underlying warrant at March 31, 2007 and March 31, 2006, and the Canadian risk free interest rate based on the estimated remaining life of the related warrant.

7.              Commitments and Contingencies

(a) Operating Leases

The Corporation is committed to minimum lease payments for office facilities and equipment and licenses. There is also a $750,000 balance of pledged cash used as collateral for the Oakland lease as of March 31, 2007. In addition, WorldHeart has paid a $150,000 security deposit and has established a $982,000 reserve for potential site restoration associated with the Oakland lease. The reserve increased by $106,000 from December 31, 2006. The Oakland lease expired on April 30, 2007. Management is still in the process of negotiating a new lease, but could be subject to certain holdover penalties, if the new lease is not finalized.

(b) Research Agreement

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

The Corporation has been in and actively continues discussions with the Ottawa Heart Institute to resolve certain payments which both parties believe are owed by the other. In addition, a former officer of WorldHeart currently employed at CVD has made additional claims for certain payments, which WorldHeart disputes. At March 31, 2007, World Heart has accrued liabilities of approximately $1,076,000 and recorded accounts receivable of $613,000 related to CVD and the former officer.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three months ended March 31, 2007 and March 31, 2006. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2006, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10 — KSB, as amended, for the fiscal year ended December 31, 2006.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to raise additional funding, numerous uncertainties and time delays inherent in the development of products, particularly our LevacorTM Rotary VAD; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; and slower than anticipated growth in the Destination Therapy market, as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB, as amended, for year ended December 31, 2006.

OVERVIEW

WorldHeart is engaged in development of mechanical circulatory support systems focused on commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that it has a broad platform of next-generation products under development for long-term circulatory support and that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. WorldHeart believes that rotary devices are best suited to late-stage patients, with some contractility, who require only partial support, or an assist. Alternatively, pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support, or functional replacement.

WorldHeart currently derives all of its revenue from its Novacor LVAS and related peripheral equipment, which it sells directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. The Novacor LVAS is commercially approved as a Bridge-to-Transplant device in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

In July 2005, WorldHeart acquired the assets of MedQuest Products, Inc. (MedQuest) including a rotary VAD, now called the Levacor Rotary VAD. In conjunction with the acquisition, WorldHeart raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick Venture Management, LLC and the exercise of certain warrants and also converted all of its remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor Rotary VAD was accelerated after the acquisition, with successful initial human feasibility clinical implants in Europe completed during 2006. Further clinical use is planned in Canada during 2007, and clinical trials are expected to begin in the United States late in 2007.

In November 2006, WorldHeart announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of its resources on the development of its next generation products, particularly the Levacor Rotary VAD. WorldHeart also reduced its workforce and is consolidating its facilities in Oakland, in an effort to further reduce expenses.

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

In addition, WorldHeart is developing a pediatric VAD (PVAD) and a minimally invasive VAD (MIVAD) based on PVAD technology.  The PVAD is a small, magnetically levitated, axial rotary VAD currently under development by a consortium, including WorldHeart, intended for use in infants. Development is funded by the National Institutes of Health, under a contract awarded to the University of Pittsburgh.  WorldHeart’s MIVAD design is based on the technology incorporated in the PVAD device using vascular connections to allow placement through minimally invasive techniques. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.

Research and development by WorldHeart’s competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe. WorldHeart believes that its Levacor Rotary VAD is the most advanced rotary device under development.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, we believe that the Destination Therapy market will evolve more rapidly as next-generation devices are evaluated clinically and as experience with these VADs increases.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006

Net revenue	$848	$956	$1,387	$2,988
Net loss for the period	(3,430)	(5,136)	(7,619)	(3,888)
Net loss applicable to common shareholders	(3,430)	(5,136)	(7,619)	(3,888)
Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.14)	$(0.07)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005

Net revenue	$3,285	$3,630	$2,150	$2,449
Net loss for the period	(3,442)	(21,998)	(22,251)	$(4,643)
Net loss applicable to common shareholders	(3,442)	(21,998)	(28,111)	$(4,643)
Basic and diluted loss per share	$(0.06)	$(0.40)	$(0.64)	$(0.27)

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$847,715	$3,284,816
Cost of goods sold	(1,068,764)	(1,411,741)

Gross margin	(221,049)	1,873,075

Operating expenses
Selling, general and administrative	1,545,472	2,455,842
Research and development	1,868,948	2,898,898
Amortization of intangibles	47,856	47,856

Total operating expenses	3,462,276	5,402,596

Operating loss	(3,683,325)	(3,529,521)

Other income (expenses)
Foreign exchange gain (loss)	134,953	(6,698)
Investment and other income	118,384	93,272
Loss on disposal of capital assets	—	(271)
Interest expense and financing costs	—	1,627

Net loss for the quarter	$(3,429,988)	$(3,441,591)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for all of WorldHeart’s revenues.  We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended March 31,
	2007		2006
	$	Units	$	Units

Implant kits	$293	4	$2,225	32
Peripherals and other	555		1,060

Revenue	$848		$3,285

Net revenue for the first quarter ended March 31, 2007 was $0.8 million reflecting a decrease of  $2.4 million, or 74%, compared with the first quarter ended March 31, 2006. Implant kit revenue in the first quarter of 2007 decreased by $1.9 million, compared with the first quarter of 2006.  During the first quarter of 2007, the average price per kit was $73,000, compared with $70,000 during the first quarter of 2006. Novacor implant kits, recognized as revenue, decreased significantly on a year over year basis due to our November 2006 restructuring plan in which we reduced commercial efforts on our Novacor LVAS program. We expect Novacor implant kit sales to remain at approximately the first quarter level throughout the remainder of 2007.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue, for the quarter ended March 31, 2007 were $0.6 million, a decrease of 48%, compared with peripherals and other revenue of $1.1 million recorded in the quarter ended March 31, 2006.

Cost of goods sold:  For the three months ended March 31, 2007, cost of goods sold exceeded revenue by $221,000, compared with the three months ended March 31, 2006, where cost of goods sold was equal to 43% of revenues. The higher cost of goods sold in this year’s first quarter was due, principally, to the write-off of $0.2 million in redundant Novacor LVAS inventories and unfavorable manufacturing variances.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Our other administrative expenses, include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

	Three Months Ended March 31,
	2007	2006

Selling	$483	$1,023
General and administrative	1,062	1,433
Total	$1,545	$2,456

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

Selling expenses for the three months ended March 31, 2007 decreased by $0.5 million, or 53%, compared with the same period in 2006.  Selling expenses decreased due to our November 2006 restructuring, which eliminated most of our sales force, as well as reduced personnel costs in Europe.

General and administrative expenses decreased by $0.4 million, or 26%, in the first quarter of 2007, compared with the first quarter of 2006. These reductions are primarily due to cost savings associated with the November 2006 restructuring. For the three months ended March 31, 2007, WorldHeart recorded $32,000 in stock-based compensation expense, compared with $32,000 recorded in the quarter ended March 31, 2006.  Administrative expenses are expected to remain at about current levels in the next quarter increasing somewhat thereafter with the implementation of information system upgrades and internal control improvements, as well as administrative support of our product development programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended March 31, 2007 decreased by $1.0 million, or 36%, compared with the three months ended March 31, 2006.  This decrease is primarily due to a suspension of   development and related expenses on the next-generation Novacor II product in the fourth quarter 2006 and reduced clinical expenses, offset somewhat by an addition to the reserve for restoration of our leased facility in the Oakland, California. Research and development expenses for our Levacor Rotary VAD are expected to increase throughout 2007 in preparation for animal studies and U.S. feasibility clinical trials.

Amortization of intangibles: Amortization of the acquired MedQuest workforce for each of the three months ended March 31, 2007 and March 31, 2006 was $48,000. This intangible asset is being amortized on a straight-line basis over four years.

Foreign Exchange: Foreign exchange transactions resulted in a gain of $135,000 for the three-month period ended March 31, 2007, compared with a loss of $7,000 for the three-month period ended March 31, 2006.

Investment and other Income: Investment and other income for the quarter ended March 31, 2007 was $118,000, compared with $93,000 during the three months ended March 31, 2006. The increase reflects higher average invested cash balances in the first quarter of 2007.

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

At March 31, 2007, we had cash and cash equivalents of  $9.1 million, a decrease of $3.1 million from December 31, 2006. During the first quarter of 2007, cash used to fund operating activities was $3.1 million, consisting primarily of the net loss for the period of $3.4 million offset somewhat by non-cash charges related primarily to an inventory write-off of $0.2 million associated with the Novacor product. Working capital changes consisted of a $0.6 million decrease in trade and other receivables, offset by a $0.6 million decrease in accounts payable and accrued compensation.

Investing activities requiring cash resources consisted of $17,000 in capital equipment additions. There were no financing activities during the first quarter of 2007.

With the completion of the private placement and restructuring programs initiated in the fourth quarter of 2006, based on our current operating expenses and projected sales of our Novacor LVAS and Levacor Rotary VAD products, we believe we have sufficient cash to fund operations into the first quarter of 2008.

We are continuing to explore various financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could likely include, but are not limited to, private investments in public equity transactions or strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products. We have completed a restructuring program initiated in the fourth quarter of 2006 re-aligning our spending to focus on our key development program, the Levacor Rotary VAD, and will continue to carefully manage our overall cash usage. While WorldHeart is exploring opportunities to maintain and improve our financial condition, there is no assurance that these programs will be successful. This would result in a significant delay in the completion, reduction in scope or termination of our development programs.

Our long-term working capital and capital requirements depend upon numerous factors, including the following: our continued ability to generate Novacor LVAS sales without an active selling effort and staff; the rate of investment in our next-generation technologies, particularly the Levacor Rotary VAD; the clinical trial costs and the approval process for our next-generation products; our general efforts to improve operational efficiency, conserve cash and implement other cost conservation programs.

CRITICAL ACCOUNTING ESTIMATES

As a result of the Corporation’s decision to reduce commercial operations associated with the Novacor LVAS, and refocus its resources on the development of its next generation products, WorldHeart wrote-off $4.6 million of Novacor related inventories during the third and fourth quarter of 2006 that management estimated were surplus. In the quarter ended March 31, 2007 the Corporation wrote off a further $0.2 million of inventory. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and used these to predict raw material parts and components that would be consumed in manufacturing product to meet these sales. Future writedowns may be required based on actual sales achieved and will be recorded when they can be reasonably determined.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(None)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has made no repurchases of common shares during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 10.16

Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).

Exhibit 10.17

Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).

Exhibit 10.18

Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).

Exhibit 10.19	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).

Exhibit 10.20	Incentive Compensation Agreement with A. Richard Juelis, dated April 6, 2007.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Exley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: May 14, 2007	/s/ JAL S. JASSAWALLA
Jal S. Jassawalla, President and Chief
Executive Officer

Dated: May 14, 2007	/s/ A. RICHARD JUELIS
A. Richard Juelis, Vice President, Finance
and Chief Financial Officer