Form 10QSB
period 2007-06-30
WORLD HEART CORP
filed 2007-08-09
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

The number of common shares outstanding as of August 5, 2007 was 11,507,275.

Transitional Small Business Disclosure Format (Check one):      Yes ☐    No ☒

TABLE OF CONTENTS

	Item

Part I	1	Financial Statements	3

	2	Management’s Discussion and Analysis or Plan of Operation	12

	3	Controls and Procedures	17

Part II	1	Legal Proceedings	18

	2	Unregistered Sales of Equity Securities and Use of Proceeds	18

	3	Defaults Upon Senior Securities	18

	4	Submission of Matters to a Vote of Security Holders	18

	5	Other Information	18

	6	Exhibits	18

		Signatures	19

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,575,210	$12,216,671
Trade and other receivables	660,299	2,297,769
Prepaid expenses	928,471	703,689
Inventory	2,152,583	3,088,359
	10,316,563	18,306,488
Long-term assets
Cash pledged as collateral for lease	750,000	750,000
Property and equipment	792,955	950,470
Intangible assets	395,052	490,764
	1,938,007	2,191,234
Total assets	$12,254,570	$20,497,722

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	2,699,908	$3,526,448
Accrued site restoration	1,250,000	876,000
Accrued compensation	904,214	919,146
Deferred clinical fees	309,998	309,998
Deferred revenue	121,613	159,801
Total liabilities	5,285,733	5,791,393

Shareholders’ equity
Preferred stock, no par value, no shares issued and outstanding	—	—
Common stock, no par value, 11,507,275 shares issued and outstanding at June 30, 2007 and December 31, 2006	290,750,131	290,750,131
Additional paid-in-capital	2,544,674	2,375,497
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(280,040,391)	(272,133,722)
Total shareholders’ equity	6,968,837	14,706,329
Total liabilities and shareholders’ equity	$12,254,570	$20,497,722

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$848,594	$2,988,071	$1,696,309	$6,272,887
Cost of goods sold	(823,068)	(1,910,476)	(1,891,832)	(3,322,217)

Gross profit	25,526	1,077,595	(195,523)	2,950,670

Operating expenses
Selling, general and administrative	1,457,173	2,275,644	3,002,644	4,731,486
Research and development	3,135,944	2,763,492	5,004,966	5,662,390
Amortization of intangibles	47,856	47,856	95,712	95,712

Total operating expenses	4,640,973	5,086,992	8,103,322	10,489,588

Operating loss	(4,615,447)	(4,009,397)	(8,298,845)	(7,538,918)

Other income (expenses)
Foreign exchange gain (loss)	(4,021)	47,219	131,005	40,521
Investment and other income	140,772	73,704	260,052	166,976
Gain (loss) on disposal of property and equipment	2,973	—	2,973	(271)
Interest (expense) income	(958)	—	(1,854)	1,627

Total Other income (expense)	138,766	120,923	392,176	208,853

Net loss	$(4,476,681)	$(3,888,474)	$(7,906,669)	$(7,330,065)

Weighted average number of common shares outstanding basic and diluted	11,507,275	5,547,955	11,507,275	5,547,955

Basic and diluted loss per common share	$(0.39)	$(0.70)	$(0.69)	$(1.32)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flow

(United States Dollars)

(Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM (USED IN)	2007	2006
Operating activities
Net loss for the period	$(7,906,669)	$(7,330,065)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	205,614	423,439
(Gain) loss on disposal of property and equipment	(2,973)	271
Write down of property and equipment	213,593	—
Write down of inventory	425,000	—
Stock-based compensation expense	169,177	83,208
Unrealized foreign exchange gain	47,318	945
Change in operating components of working capital	1,378,859	803,983
Cash used in operating activities	(5,470,081)	(6,018,219)

Investing activities
Purchase of property and equipment	(163,007)	(75,404)
Cash used in investing activities	(163,007)	(75,404)

Effect of exchange rates on cash and cash equivalents	(8,373)	—
Decrease in cash and cash equivalents for the period	(5,641,461)	(6,093,623)

Cash and cash equivalents, beginning of the period	12,216,671	10,661,682

Cash and cash equivalents, end of the period	$6,575,210	$4,568,059

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the quarter ended June 30, 2007, the Corporation incurred a net loss of $4.5 million and used cash in its operations of $2.4 million. At June 30, 2007, WorldHeart had cash and cash equivalents of $6.6 million, current assets of $10.3 million and current liabilities of $5.3 million. The Corporation expects to continue to generate operating losses at least through 2007 and 2008. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

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

2.              Reverse Stock Split

On May 30, 2007, the Corporation announced that it effected a one-for-ten reverse stock split of its capital stock. The reverse stock split was previously approved by the Corporation’s Board of Directors and by the Corporation’s shareholders.

Pursuant to the reverse stock split, each holder of the Corporation’s common shares on May 30, 2007, the date of effectiveness of the reverse stock split, became entitled to receive one new common share in exchange for every ten old common shares held by such shareholder.

The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

3.              Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis or Plan of Operation and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006. In the opinion of management, these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2007 or for any future period.

Earnings per share and common stock price per share

The weighted average shares outstanding used to calculate loss per share in all periods were adjusted for the Corporation’s one-for-ten reverse stock split during the second quarter of 2007. The reverse stock split is treated as if it happened at the beginning of each period presented. The per share price of stock and stock options discussed in this document have also been adjusted to reflect the reverse stock split.

Use of estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, valuation reserve for net deferred tax assets, stock-based compensation, site restoration, deferred revenue, warranty reserves and legal reserves. Actual results could differ from these estimates.

4.              Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 are recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2007 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

On May 30, 2007, the Corporation announced that it effected a one-for-ten reverse stock split of its capital stock. The reverse stock split was previously approved by the Corporation’s Board of Directors and by the Corporation’s shareholders. The effect of the reverse stock split has been applied to all share numbers contained herein.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation.

The stock-based compensation expense recorded for the three and six months ended June 30, 2007 were as follows:

	Three	Six
	Months Ended June 30, 2007

Selling, general and adminstrative	$110,315	$141,856
Research and development	21,030	27,321
Total	$131,345	$169,177

The unrecognized expense of awards not yet vested is $623,000 at June 30, 2007, net of estimated forfeitures. This will be recognized over the next twelve quarters.  The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at June 30, 2007. At June 30, 2007, the aggregate intrinsic value of all outstanding options was nil.

The following table summarizes stock option activity for the quarter ended June 30, 2007:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Total Options

Outstanding at December 31, 2006	600,348	$12.27	61,792	$18.01	662,140
Granted	297,300	4.10	25,000	4.10	322,300
Expired	(2,069)	134.50	(55)	386.40	(2,123)

Outstanding at March 31, 2007	895,579	$9.30	86,737	$13.80	982,316
Granted	34,900	3.38	12,500	3.40	47,400
Expired	(2,091)	141.50	—	—	(2,091)
Forfeited	(2,328)	5.83	—	—	(2,328)
Outstanding at June 30, 2007	926,061	$12.10	99,237	$12.49	1,025,298

As of June 30, 2007, 660,525 of the outstanding options are exercisable.

The weighted average fair value of the options granted during the three and six month periods ended June 30, 2007 and June 30, 2006 were $1.50 and $2.47 and $4.40 and $8.60, respectively. The following assumptions were used to calculate the weighted average fair values:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2007		June 30, 2006
Average risk free interest rate	4.5%	4.5%	4.5%	4.5%
Expected life (in years)	5.5	5.6	5.5	5.6
Expected volatility	97%	98%	95%	93%
Dividend yield	0%	0%	0%	0%

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

5.   Performance Bonus

On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus plan for its employees.  The bonus will be earned based on achievement of goals related to the Corporation’s business.  The maximum bonus is approximately $846,000 and will be paid 25% in cash and 75% in common shares.

The cash and share payments will be paid when the Compensation Committee determines that the 2007 performance goals have been achieved.  If the performance goals are not achieved on or before December 31, 2007, then no performance bonuses will be paid. An expense of $340,000 was recorded related to this plan in the second quarter of 2007 based on progress made towards the achievement of its annual goals.

6.    Comprehensive Income

For the three and six months ended June 30, 2007 and June 30, 2006, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

7.              Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value.  Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected.   SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Corporation is currently assessing the impact that the adoption of SFAS 159 may have on its consolidated financial position, results of operation and cash flows.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  The Corporation adopted FIN 48 effective January 1, 2007.  In accordance with FIN 48, the Corporation has decided to classify any interest and penalties as a component of tax expense. There was no interest and penalties in the three or six month periods ended June 30, 2007.  As a result of the implementation of FIN 48, the Corporation recognized no material adjustment in income tax expense or its net deferred tax asset in 2007. The Corporation files income tax return in the United States federal jurisdiction, Canadian jurisdiction, and various states. The Corporation is not under examination for any of these jurisdictions.

8.    Warrants and Certain Stock Options Denominated in Canadian dollars

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

WorldHeart has primarily financed its operations from the sale of equity and debt securities that have been denominated in U.S. and Canadian dollars. As part of these financings, WorldHeart has issued warrants to purchase common stock that have also been denominated in U.S. and Canadian dollars, and therefore, had warrants outstanding at June 30, 2007 and December 31, 2006 that are denominated in both currencies.

The SEC and FASB have issued recent interpretations that suggest warrants whose exercise price is different from the entity’s functional currency cannot be classified as equity and should be treated as derivatives, which would be recorded as liabilities and carried at their fair value. Changes in the fair value from period to period would be recorded as a gain or loss in the statement of operations.

The recent SEC and FASB interpretations relate to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and  Emerging Issue Task Force  (“EITF”) “EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The FASB has initiated a project to determine the accounting treatment for certain equity instruments with elements of foreign currency risk. This project is expected to provide further guidance with respect to accounting for such items.

WorldHeart is awaiting the results of the FASB’s project and has not, therefore, recorded warrants outstanding that have exercise prices in Canadian dollars, as derivatives. If the Corporation had recorded such instruments as derivatives, it would have reported an incremental gain in net income of zero for the quarter and six months ended June 30, 2007 and an incremental gain in net income of approximately $0.6 million for the quarter and six months ended June 30, 2006, related to these instruments in the statement of operations for these periods. The amounts were calculated using the Black-Scholes option pricing model. The Corporation used the following assumptions to value the instruments: a 0% dividend rate for both quarters presented, volatility of 97% and 95% for quarters ended June 30, 2007 and June 30, 2006, respectively, the actual exercise price of each instrument, the actual Corporation closing share price for June 30, 2007 and June 30, 2006, the estimated remaining life of the underlying warrant at June 30, 2007 and June 30, 2006, and the Canadian risk free interest rate based on the estimated remaining life of the related warrant.

9.              Commitments and Contingencies

(a) Operating Leases

The Corporation is committed to minimum lease payments for office facilities and equipment and licenses. There is also a $750,000 balance of pledged cash used as collateral for the Oakland lease as of June 30, 2007. In addition, WorldHeart has paid a $150,000 security deposit and has established a $1,250,000 reserve for potential site restoration associated with the Oakland lease. The reserve was increased by $374,000 from December 31, 2006. The Oakland lease expired on April 30, 2007.  On July 20, 2007, the Corporation entered into a compromise and new lease agreement with respect to the property, subject to certain conditions. See Note 10- Subsequent Events.

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

The Corporation’s research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2005 or 2006 and the Corporation does not anticipate any future payments under the Research Agreement, as it is not pursuing development of the CVD artificial heart technology and is in the process of terminating the agreement.

The Corporation has been in and actively continues discussions with the Ottawa Heart Institute to resolve certain payments which both parties believe are owed by the other. In addition, a former officer of WorldHeart currently employed at CVD has made additional claims for certain payments, which  WorldHeart disputes. WorldHeart is actively pursuing a settlement of claims made with both parties. At June 30, 2007, WorldHeart has recorded accrued liabilities of approximately $639,000 associated with the Ottawa Heart Institute and the former officer.

10. Subsequent Events

On July 20, 2007, WorldHeart entered into a Compromise Agreement and an executory Standard Industrial/Commercial Single Tenant Lease Agreement (the “New Lease”) with Oakport Associates, a California limited partnership (the “Lessor”) with respect to the Corporation’s headquarters and manufacturing facilities in Oakland, California (the “Premises”).  The Corporation’s prior lease agreement (the “Prior Lease”) with respect to the Premises expired by its own terms on April 30, 2007, and the Corporation has been negotiating with the Lessor the terms of certain restoration obligations with respect to the Premises under the Prior Lease, as well as the terms of the New Lease.

Pursuant to the terms of the Compromise Agreement, WorldHeart will continue to lease the Premises under substantially similar terms as the Prior Lease, except on a month-to-month basis at a base rent of $41,572 per month, until it performs agreed-upon restoration work on one of the two buildings it occupied under the Prior Lease, which work it must complete by January 30, 2008, subject to certain extensions due to events outside of the Corporation’s control.  If such restoration work is completed in a timely and satisfactory manner, the New Lease will become effective with respect to the one remaining building that the Corporation will continue to occupy.  Any restoration obligations with respect to this remaining building are being satisfied by the Lessor drawing down on the Letter of Credit in the amount of $750,000 which has been in place in connection with the Premises under the Prior Lease.

The New Lease will be for a term of three years and a base rent of $20,000 per month in year one, $21,000 per month in year two and $22,000 per month in year three. In addition, the Lessor agreed to apply $100,000 of a $150,000 security deposit under the Prior Lease towards the security deposit under the New Lease and to return the balance, plus all accrued interest, to the Corporation.  If the New Lease becomes effective as planned, the parties will mutually release each other from all claims under the Prior Lease, including without limitation any further restoration obligations on behalf of the Corporation.  If WorldHeart is unable to fulfill its obligations under the Compromise Agreement, it will be deemed a holdover tenant and, among other obligations, will be subject to the holdover rent payments in the amount of 150% of the base rent under the terms of the Prior Lease.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and six months ended June 30, 2007 and June 30, 2006. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2006, prepared in accordance with the rules and regulations of the SEC included in our Annual Report on Form 10 — KSB, as amended, for the fiscal year ended December 31, 2006.

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

On May 30, 2007, the Corporation announced a one-for-ten reverse stock split, the effect of which has been retroactively applied throughout the financial statements contained herein.

OVERVIEW

WorldHeart is engaged in development of mechanical circulatory support systems focused on commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that it has a broad platform of next-generation products under development for long-term circulatory support and that both pulsatile and rotary pumps are required to treat the full spectrum of clinical needs of end and late-stage heart failure patients. WorldHeart believes that rotary devices are best suited for late-stage patients, with some contractility, who require only partial support, or an assist. Alternatively, pulsatile devices are best suited for end-stage patients with poor ventricular contractility, who require full support, or functional replacement.

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

In November 2006, WorldHeart announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of its resources on the development of its next generation products, particularly the Levacor Rotary VAD. WorldHeart also reduced its workforce and consolidated its facilities in Oakland, in an effort to further reduce expenses.

Efforts are currently directed towards completion of preclinical qualification activities of the Levacor VAD in advance of the planned clinical trials, which are expected to begin in the United States in late 2007 or early 2008.  Refinements to external system components, intended to enhance system ergonomics and improve the quality of life of VAD recipients, have been implemented.  In addition, manufacturing capabilities in WorldHeart’s Salt Lake City facility are being enhanced, including expansion of clean room space.

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

In addition, WorldHeart is developing the PediaFlowTM VAD (PVAD) and a minimally invasive VAD (MIVAD) based on PVAD technology.  The PVAD is a small, magnetically levitated, axial rotary VAD currently under development by a consortium, including WorldHeart, intended for use in infants. Development is funded by the National Institutes of Health, under a contract awarded to the University of Pittsburgh.  WorldHeart’s MIVAD design is based on the technology incorporated in the PVAD device using vascular connections to allow placement through minimally invasive techniques. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.  In July 2007, a successful initial acute animal implant of the PediaFlow was completed at the University of Pittsburgh.

Research and development by WorldHeart’s competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe. WorldHeart believes that its Levacor Rotary VAD is the most advanced rotary device under development.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, the Corporation believes that the Destination Therapy market will evolve more rapidly as next-generation devices are evaluated clinically and as experience with these VADs increases.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

(unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2007	2007	2006	2006

Net revenue	$849	$848	$956	$1,387
Net loss for the period	(4,477)	(3,430)	(5,136)	(7,619)
Net loss applicable to common shareholders	(4,477)	(3,430)	(5,136)	(7,619)
Basic and diluted loss per share	$(0.39)	$(0.30)	$(0.80)	$(1.40)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2006	2006	2005	2005

Net revenue	$2,988	$3,285	$3,630	$2,150
Net loss for the period	(3,888)	(3,442)	(21,998)	(22,251)
Net loss applicable to common shareholders	(3,888)	(3,442)	(21,998)	(28,111)
Basic and diluted loss per share	$(0.70)	$(0.60)	$(4.00)	$(6.40)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2007 COMPARED WITH THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$849	$2,988	$1,696	$6,273
Cost of goods sold	(823)	(1,910)	(1,892)	(3,322)

Gross profit	26	1,078	(196)	2,951

Operating expenses
Selling, general and administrative	1,457	2,276	3,003	4,732
Research and development	3,136	2,763	5,005	5,662
Amortization of intangibles	48	48	96	96

Total operating expenses	4,641	5,087	8,104	10,490

Operating loss	(4,615)	(4,009)	(8,300)	(7,539)

Other income (expense)	138	121	393	209

Net loss applicable to common shareholders	$(4,477)	$(3,888)	$(7,907)	$(7,330)

Weighted average number of common shares outstanding basic and diluted	11,507	5,548	11,507	5,548

Basic and diluted loss per common share	$(0.39)	$(0.70)	$(0.69)	$(1.32)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for all of WorldHeart’s revenues.  We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(unaudited)	$	Units	$	Units	$	Units	$	Units

Implant kits	$391	6	$1,844	27	$684	10	$4,069	59
Peripherals and other	458		1,144		1,013		2,204

Revenue	$849		$2,988		$1,696		$6,273

Revenue for the quarter ended June 30, 2007 was $849,000 reflecting an decrease of $2,139,000, or 72%, compared with $2,988,000 for the quarter ended June 30, 2006. Implant kit revenue in the second quarter of 2007 decreased by $ 1,453,000, or 79%, compared with the second quarter of 2006.  Implant kits recognized as revenue were  six  and 27 in the quarters ended June 30, 2007 and June 30, 2006, respectively. The significant decrease in revenue during 2007 resulted from the  decision made in the fourth quarter of 2006 to reduce  commercial efforts on WorldHeart’s first generation Novacor LVAS product.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the quarter ended June 30, 2007 were $458,000, a decrease of  $686,000, compared with peripherals and other revenue of  $1,144,000 recorded in the quarter ended June 30, 2006. We currently expect Novacor LVAS revenue to be approximately the same level during the second half of 2007, as during the first half of this year.

Revenue during the first six months of 2007 was $1,696,000, a decrease of $4,577,000, or 73%, compared with $6,273,000 recorded in same period of 2006. Implant kit revenue of $684,000 decreased  by 83% for the six months ended June 30, 2007, compared with $4,069,000 for the six months ended June 30, 2006. Implant kits recognized as revenue for the six months ended June 30, 2007 totaled 10, compared with 59 during the same period of 2006.

Cost of goods sold:  For the three months ended June 30, 2007, the cost of goods sold as a percent of revenue was 97%, compared with 64% for the three months ended June 30, 2006.  Cost of goods exceeded revenue during the first six months of 2007, compared with 53%, over the same period in 2006.  The significantly higher cost of goods sold in this year’s second quarter and the six months ended June 30, 2007 was due, principally, to the write off of excess Novacor inventory in the United States and Europe and expensing of manufacturing variances.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2007	2006	2007	2006

Selling	$367	$1,004	$852	$2,027
General and administrative	1,090	1,272	2,151	2,705
Total	$1,457	$2,276	$3,003	$4,732

Selling, general and administrative expense for the three months ended June 30, 2007 decreased by $819,000, or 36%, compared with the same period in 2006, and for the six months ended June 30, 2007 decreased by $1,728,000, or 37%, versus the same period in 2006.  Selling expenses for the three months ended June 30, 2007 decreased by $637,000, or 63%, compared with the same period in 2006, and for the six month period ended June 30, 2007 decreased by $1,175,000, or 58%, compared with the same period last year. Selling expenses decreased due to our November 2006 restructuring, which eliminated most of our sales force and reduced personnel costs in Europe.

General and administrative expenses for the three months ended June 30, 2007 decreased by $182,000, or  14%, compared with the same period in 2006, and for the six months ended June 30, 2007 decreased  by $554,000,   or 21%. These reductions are primarily due to the restructuring of our opertions in the fourth quarter of 2006. For the three and six month periods ended June 30, 2007, WorldHeart recorded $110,000 and $142,000 in stock-based compensation expense, respectively, compared with $51,000 and $83,000 for the same periods of 2006.   Administrative expenses are expected to remain at about current levels in the next quarter increasing somewhat thereafter with the implementation of information system upgrades and internal control improvements, as well as administrative support of our product development programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended June 30, 2007 were $3,136,000, an increase  of  $373,000, compared with $2,763,000 for the three months ended June 30, 2006.  Research and development expenses for the six months ended June 30, 2007 decreased by $657,000, compared with the six months ended June 30, 2006.  For the comparable three and six month periods, research and development and clinical costs of our Levacor Rotary VAD increased in 2007, while Novacor related expenses in 2006 were significantly reduced in the second half of the year. Research and development expenses for our Levacor Rotary VAD are expected to increase throughout the second half of 2007 in preparation for animal studies and United States feasibility clinical trials. For the three and six month periods ended June 30, 2007, WorldHeart recorded $21,000 and $27,000 in stock-based compensation expense, respectively, compared with $0 and $638 for the same periods of 2006.

Amortization of intangibles: Amortization of intangibles for the three and six month periods ended June 30, 2007 were $48,000 and $96,000, respectively. These intangible assets were recorded as part of the MedQuest acquisition and represent the estimated intangible value of the MedQuest workforce of $765,000, which is being amortized on a straight-line basis over four years.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $4,000 for the three month period ended June 30, 2007, compared with a gain of $47,000 for the three month period ended June 30, 2006. Foreign exchange transactions resulted in a gain of $131,000 for the six month period ended June 30, 2007, compared with a gain of $41,000 for the six month period ended June 30, 2006. These changes during the three and six month periods in 2007 and 2006 were primarily due to fluctuations of the U.S. dollar versus the Euro and Canadian dollar during these periods.

Investment and other income: Investment and other income for the quarter ended June 30, 2007 was $141,000, compared with $74,000 during the quarter ended June 30, 2006.  Investment and other income was $260,000 for the six month period ended June 30, 2007, compared with $167,000 for the six month period ended June 30, 2006.  The increases reflect higher average cash balances on our investments and higher investment interest rates in 2007.

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

At June 30, 2007, we had cash and cash equivalents of $6.6 million, a decrease of $5.6 million from December 31, 2006 and a decrease of $2.5 million from March 31, 2007. During the six month period ended June 30, 2007, cash used to fund operating activities was $5.5 million, consisting primarily of the net loss for the period of $7.9 million offset somewhat by non-cash charges related primarily to an inventory write off of $0.4 million associated with the Novacor product, $0.2 million in further write off of some of our property and equipment  as part of consolidation of our Oakland and Heesch operations and $0.4 million in non-cash stock based compensation and depreciation expenses. Working capital changes of $1.4 million consisted primarily of $1.5 million decrease in trade and other receivables and $0.5 million inventory, offset by a $0.6 million decrease in accounts payable.

Investing activities in the first half of 2007 requiring cash resources consisted of $0.2 million in capital equipment additions. There were no financing activities during the first half of 2007.

With the completion of the private placement and restructuring programs initiated in the fourth quarter of 2006, based on our current operating expenses and projected revenues of our Novacor LVAS and reimbursement from  the Levacor Rotary VAD, we believe we have sufficient cash to fund operations into the first quarter of 2008.

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

CRITICAL ACCOUNTING ESTIMATES

As a result of the Corporation’s decision to reduce commercial operations associated with the Novacor LVAS, and refocus its resources on the development of its next generation products, WorldHeart wrote off $4.6 million of Novacor related inventories during the third and fourth quarter of 2006 that management estimated were surplus. In the quarter ended March 31, 2007, the Corporation wrote off  $0.2 million of inventory and in the quarter ended June 30, 2007 wrote off an additional $0.2 million of inventory in Oakland and Europe. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and used these to predict raw material parts and components that would be consumed in manufacturing product to meet these sales. Future write downs may be required based on actual sales achieved and will be recorded when they can be reasonably determined.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(None)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has made no repurchases of common shares during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously disclosed in a current report on Form 8-K filed with the SEC on July 5, 2007, WorldHeart held its annual meeting of shareholders on June 28, 2007. The complete voting results have been published as an exhibit to the above current report on Form 8-K and are incorporated herein by reference.

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 10.21	Compromise Agreement with Oakport Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Exley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: August 9, 2007	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief
Executive Officer

Dated: August 9, 2007	/s/ A. Richard Juelis
A. Richard Juelis, Vice President, Finance
and Chief Financial Officer