Form 10QSB
period 2007-09-30
WORLD HEART CORP
filed 2007-11-14
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

The number of common shares outstanding as of October 31, 2007 was 11,507,275.

Transitional Small Business Disclosure Format (Check one):        Yes    ☐    No    ☒

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

(Unaudited)

	September 30, 2007	December 31, 2006 (1)
ASSETS
Current assets
Cash and cash equivalents	$2,413,811	$12,216,671
Trade and other receivables	463,059	2,297,769
Prepaid expenses	846,996	703,689
Inventory	1,866,035	3,088,359
Cash pledged as collateral for lease/site restoration	568,468	750,000
	6,158,369	19,056,488
Long-term assets
Property and equipment	581,423	950,470
Intangible assets	347,196	490,764
	928,619	1,441,234
Total assets	$7,086,988	$20,497,722

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,764,782	$3,526,448
Accrued site restoration	426,889	876,000
Accrued compensation	730,022	919,146
Deferred clinical fees	—	309,998
Deferred revenue	30,088	159,801
Total liabilities	2,951,781	5,791,393

Shareholders’ equity
Preferred stock, no par value, no shares issued and outstanding
Common stock, no par value, 11,507,275 shares issued and outstanding at September 30, 2007 and December 31, 2006	290,750,131	290,750,131
Additional paid-in-capital	2,729,225	2,375,497
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(283,058,572)	(272,133,722)
Total shareholders’ equity	4,135,207	14,706,329
Total liabilities and shareholders’ equity	$7,086,988	$20,497,722

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2006.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$531,575	$1,387,096	$2,227,884	$7,659,983
Cost of goods sold	(381,875)	(4,524,142)	(2,273,707)	(7,846,359)

Gross profit	149,700	(3,137,046)	(45,823)	(186,376)

Operating expenses
Selling, general and administrative	1,456,527	1,963,831	4,459,171	6,695,317
Research and development	2,164,249	2,429,875	7,169,141	8,092,265
Amortization of intangibles	47,856	47,856	143,568	143,568

Total operating expenses	3,668,632	4,441,562	11,771,880	14,931,150

Operating loss	(3,518,932)	(7,578,608)	(11,817,703)	(15,117,526)

Other income (expenses)
Foreign exchange gain (loss)	(160,115)	588	(29,184)	41,109
Investment and other income	665,498	37,130	923,696	204,106
Loss on disposal of property and equipment	(4,632)	—	(1,659)	(271)
Interest (expense)	—	(77,753)	—	(76,126)

Total Other income (expense)	500,751	(40,035)	892,853	168,818

Net loss	$(3,018,181)	$(7,618,643)	$(10,924,850)	$(14,948,708)

Weighted average number of common shares outstanding basic and diluted	11,507,275	5,547,955	11,507,275	5,547,955

Basic and diluted loss per common share	$(0.26)	$(1.37)	$(0.95)	$(2.69)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flow

(United States Dollars)

(Unaudited)

CASH FLOWS FROM:	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss for the period	$(10,924,850)	$(14,948,708)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	522,710	663,894
(Gain) loss on disposal of property and equipment	1,659	271
Write down of property and equipment	197,819	—
Write down of inventory	425,000	—
Stock-based compensation expense	353,728	134,982
Foreign exchange loss (gain)	(183,440)	945
Change in operating components of working capital	591,063	5,146,608
Cash used in operating activities	(9,016,311)	(9,002,008)

Investing activities
Purchase of property and equipment	(209,573)	(118,275)
Cash pledged as collateral for site restoration	(568,468)	—
Cash used in investing activities	(778,041)	(118,275)

Effect of exchange rates on cash and cash equivalents	(8,508)	—
Decrease in cash and cash equivalents for the period	(9,802,860)	(9,120,283)

Cash and cash equivalents, beginning of the period	12,216,671	10,661,682

Cash and cash equivalents, end of the period	$2,413,811	$1,541,399

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

During the quarter ended September 30, 2007, the Corporation incurred a net loss of $3.0 million and used cash in its operations of  $3.5 million.  At September 30, 2007, WorldHeart had cash and cash equivalents of $2.4 million, current assets of $6.2 million and current liabilities of $3.0 million. The Corporation expects to continue to generate operating losses at least through 2007 and 2008. As a result, there is considerable doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

In November 2006, the Corporation entered into a purchase agreement with certain new and current investors for a private placement financing. The private placement was approved by shareholders at the Corporation’s Annual and Special Meeting held on December 20, 2006. Net proceeds from the financing were $13.8 million.  The Corporation, at that time, also announced a significant restructuring and realignment of its business operations to focus on development of its LevacorTM Rotary VAD product and reduced commercial efforts on the Novacor® LVAS product. The restructuring program was directed at reducing manufacturing, selling and administrative costs, associated with the Corporation’s Novacor LVAS product.

Despite the 2006 financing and restructuring, the Corporation has an immediate need to raise additional capital to allow for the on-going satisfaction of its obligations on a timely basis and to continue in operation. WorldHeart is aggressively exploring financing alternatives, including equity financing transactions and corporate collaborations, to meet cash requirements. Equity financings could include, but are not limited to, private investments in public equity transactions and convertible debt or strategic equity investments by interested companies. Corporate collaborations could include licensing the Corporation’s products, co-funding of the Corporation’s products or potential sale of the Corporation or its subsidiaries.  Management is taking steps to conserve cash pending a definitive outcome of these activities.  Additional measures taken, beginning in the third quarter of 2007, include reducing raw material purchases and prototype manufacturing activities to better align inventories with current commercial shipments and curtailing all discretionary spending.  There can be no assurance that the alternatives the Corporation is exploring will be successful.  If not successful in securing additional financing or on implementing strategic alternatives in the near term, WorldHeart will not be able to continue its operations.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements-continued

3.  Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and include all assets, liabilities, revenues and expenses of the Corporation and its wholly-owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006. In the opinion of management, these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2007 or for any future period.

Earnings per share and common stock price per share

The weighted average shares outstanding used to calculate loss per share in all periods were adjusted for the Corporation’s one-for-ten reverse stock split during the second quarter of 2007. The reverse stock split is treated as if it happened at the beginning of each period presented. The per share price of shares and stock options discussed in this document have also been adjusted to reflect the reverse stock split.

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

4.  Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 are recognized as an expense in the calculation of net loss. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2007 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements-continued

The stock-based compensation expense recorded for the three and nine month periods ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, general and administrative	$131,293	$51,037	$273,149	$133,630
Research and development	53,258	737	80,453	1,352
Total	$184,551	$51,774	$353,602	$134,982

The unrecognized expense of awards not yet vested is $890,000 at September 30, 2007. This will be recognized over the next twelve quarters.  The aggregate intrinsic value is calculated as the difference between the exercise price of the options outstanding and the quoted price of our common shares that were in the money at September 30, 2007. At September 30, 2007, the aggregate intrinsic value of all options outstanding was $3,500 and the aggregate intrinsic value of all options that were exercisable was nil.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Total Options
Outstanding at December 31, 2006	600,348	$12.27	61,792	$18.01	662,140
Granted	297,300	4.10	25,000	4.10	322,300
Expired	(2,069)	134.50	(55)	386.40	(2,124)
Outstanding at March 31, 2007	895,579	$9.30	86,737	$13.80	982,316
Granted	34,900	3.38	12,500	3.40	47,400
Expired	(2,090)	141.50	—	—	(2,090)
Forfeited	(2,328)	5.83	—	—	(2,328)
Outstanding at June 30, 2007	926,061	$12.10	99,237	$12.49	1,025,298
Granted	19,000	2.49	—	—	19,000
Expired	(482)	139.71	(124)	106.18	(606)
Forfeited	(300)	4.10	—	—	(300)
Outstanding at September 30, 2007	944,279	$7.95	99,113	$11.18	1,043,392

At September 30, 2007, 668,575 of the outstanding options are exercisable, with a weighted average remaining contractual term of 5.3 years.

The weighted average grant-date fair value of options granted during the three and nine month periods ended September 30, 2007 and September 30, 2006 were $1.97 and $0.52 and $3.05 and $0.85, respectively.  The following assumptions were used to calculate the weighted average fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average risk free interest rate	4.7%	4.6%	4.7%	4.5%
Expected life (in years)	5.5	5.5	5.5	5.6
Expected volatility	100%	95%	99%	93%
Dividend yield	0%	0%	0%	0%

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements-continued

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Corporation’s common shares over the period commensurate with the expected life of the options.  The risk free interest rate is based on average rates for 5 and 7 year treasury notes as published by the United States Federal Reserve.

5.  Performance Bonus

On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus plan for its employees.  The bonus will be earned based on achievement of goals related to the Corporation’s business.  The maximum bonus is approximately $848,000 and will be paid 25% in cash and 75% in common shares.

The cash and share payments will be paid when the Compensation Committee determines that the 2007 performance goals have been achieved.  If the performance goals are not achieved on or before December 31, 2007, then no performance bonuses will be paid. Based on management’s current evaluation of its performance goals,  $222,000 was recorded as a Performance Bonus liability at September 30, 2007.  This constitutes an expense reduction of $118,000 in the current quarter compared to a charge of $340,000 in the second quarter as expectations of achieving planned objectives diminished during this quarter.

6.  Comprehensive Income

For the three and nine months ended September 30, 2007 and September 30, 2006, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

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

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  The Corporation adopted FIN 48 effective January 1, 2007.  In accordance with FIN 48, the Corporation has decided to classify any interest and penalties as a component of tax expense. There was no interest and penalties in the three or nine month periods ended September 30, 2007.  As a result of the implementation of FIN 48, the Corporation recognized no material adjustment in income tax expense or in its net deferred tax asset in 2007. The Corporation files income tax returns in the United States federal jurisdiction, Canadian jurisdiction, in certain European jurisdictions, and various states. The Corporation is not under examination in any of these jurisdictions.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements-continued

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

WorldHeart has primarily financed its operations from the sale of equity and debt securities that have been denominated in U.S. and Canadian dollars. As part of these financings, WorldHeart has issued warrants to purchase common stock that have also been denominated in U.S. and Canadian dollars, and therefore, had warrants outstanding at September 30, 2007 and December 31, 2006 that are denominated in both currencies.

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

The recent SEC and FASB interpretations relate to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issue Task Force  (“EITF”) “EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. The FASB has initiated a project to determine the accounting treatment for certain equity instruments with elements of foreign currency risk. This project is expected to provide further guidance with respect to accounting for such items WorldHeart is awaiting the results of the FASB’s project and has not, therefore, recorded warrants outstanding that have exercise prices in Canadian dollars, as derivatives.  If the Corporation had recorded such instruments as derivatives, it would have reported an incremental gain in net income of nil for the three and nine months ended September 30, 2007 and an incremental gain in net income of nil for the quarter ended September 30, 2006 and $0.6 million for the nine months ended September 30, 2006, related to these instruments in the statement of operations for these periods.  The amounts were calculated using the Black-Scholes option pricing model. The Corporation used the following assumptions to value the instruments: a 0% dividend rate for both quarters ended September 30, 2007 and September 30, 2006, volatility of 100% and 95% for quarters ended September 30, 2007 and September 30, 2006, respectively, the actual exercise price of each instrument, the actual Corporation closing share price for September 30, 2007 and September 30, 2006, the estimated remaining life of the underlying warrant at September 30, 2007 and September 30, 2006, and the Canadian risk free interest rate based on the estimated remaining life of each related warrant.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements-continued

9.  Commitments and Contingencies

(a)          Operating Leases

The Corporation is committed to minimum lease payments for office facilities, equipment and licenses. On April 30, 2007, the Oakland lease expired (the “Prior Lease”) and the Corporation had been negotiating with the Lessor on the terms of certain restoration obligations with respect to the premises under the Prior Lease, as well as the terms of the New Lease. On July 20, 2007, the Corporation entered into a Compromise Agreement and executory Standard Industrial/Commercial Single Tenant Lease Agreement (the “New Lease”) with Oakport Associates (the “Lessor”) with respect to the Corporation’s headquarters, administration and engineering facility in Oakland, California. As part of the compromise agreement, WorldHeart released the $750,000 balance of pledged cash used as collateral to the landlord and it was applied towards the reserve for the site restoration of the building associated with the lease currently occupied by World Heart. In addition, the Corporation opened an escrow account for $568,000 as a pledge towards further work on site restoration for the building vacated by the Corporation. As progress work on site restoration for the vacated facility is completed, the escrow account will be used for progress payments to the restoration contractor; and after final sign off by the landlord of this work the building will be returned to Lessor.

Pursuant to the terms of the Compromise Agreement, WorldHeart will continue to lease the premises under substantially similar terms as the Prior Lease, except on a month-to-month basis at a base rent of $41,572 per month, until it performs agreed-upon restoration work on one of the two buildings it occupied under the Prior Lease, which work it must complete by January 30, 2008, subject to certain extensions due to events outside of the Corporation’s control.  When such restoration work is completed in a timely and satisfactory manner, the New Lease will become effective with respect to the one remaining building that the Corporation will continue to occupy.  Any restoration obligation with respect to this remaining building was satisfied by the Lessor which drew down on the Letter of Credit in the amount of $750,000 in the third quarter of 2007, which has been in place in connection with the premises under the Prior Lease.

The New Lease will be for a term of three years and a base rent of $20,000 per month in year one, $21,000 per month in year two and $22,000 per month in year three. In addition, the Lessor agreed to apply $100,000 of a $150,000 security deposit under the Prior Lease towards the security deposit under the New Lease and to return the balance, plus all accrued interest, to the Corporation at this time.  If the New Lease becomes effective as planned, the parties will mutually release each other from all claims under the Prior Lease, including without limitation any further restoration obligations on behalf of the Corporation.  If WorldHeart is unable to fulfill its obligations under the Compromise Agreement, it will be deemed a holdover tenant and, among other obligations, will be subject to the holdover rent payments in the amount of 150% of the base rent under the terms of the Prior Lease.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements-continued

(b) Research Agreement

Effective April 1, 1996, the Corporation entered into a research agreement with the Cardiovascular Devices Division (CVD) of the Ottawa Heart Institute Research Corporation (OHIRC) under which the Corporation agreed to fund a substantial portion of CVD’s remaining research efforts relating to artificial heart technology.  In addition, certain technology licenses were executed.  The Corporation acquired joint ownership with CVD of the technology arising from CVD’s research under the Research Agreement and an exclusive twenty-five year license to market the product and certain other related technologies for an initial license fee of $147,544 and royalties of 7%.

The Corporation’s research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during the last three years.  In September 2007, the Corporation and OHIRC terminated the Research Agreement and amended the TET License Agreement and signed a Release Agreement, whereby the parties agreed that there were no payments between the parties.  The Amended TET License Agreement gives WorldHeart exclusive access to certain intellectual property associated with the TET System, in consideration of royalty payments to OHIRC for products in which it utilizes the TET System in the future.  Such royalty payments, if any, will be immaterial for, at least, the next two years.

In addition, a former officer of WorldHeart, currently employed at CVD, had made additional claims for certain payments, which WorldHeart disputed.  In August 2007, a settlement and release of claims was agreed to between the parties.   A payment of $245,000 was made during the quarter resulting in an expense reduction of $300,000 which was previously expensed in prior quarters and eliminating the accrued liability for this former officer.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and nine months ended September 30, 2007 and September 30, 2006. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2006, prepared in accordance with the rules and regulations of the SEC included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2006.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our immediate need to raise additional funding or complete corporate collaborations, numerous uncertainties and time delays inherent in the development of products, particularly our LevacorTM Rotary VAD; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; and slower than anticipated growth in the Destination Therapy market, as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB, as amended, for year ended December 31, 2006.

On May 30, 2007, we announced a one-for-ten reverse stock split, the effect of which has been retroactively applied throughout the financial statements contained herein.

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

Efforts are currently directed towards completion of preclinical qualification activities of the Levacor VAD in advance of the planned clinical trials, which are expected to begin in the United States in early 2008 subject to availability of additional funding.  Refinements to external system components, intended to enhance system ergonomics and improve the quality of life of VAD recipients, have been implemented.  In addition, manufacturing capabilities in WorldHeart’s Salt Lake City facility are being enhanced, including expansion of clean room space.

WorldHeart has a next-generation implantable pulsatile VAD, called the Novacor II. Development work on the Novacor II achieved an important milestone with successful initial animal implants completed in 2005 and 2006. Further development work on the Novacor II is expected to resume after completion of the development of Levacor Rotary VAD and subject to additional funding availability.

In addition, WorldHeart is developing the PediaFlowTM VAD (PVAD) and a minimally invasive VAD (MIVAD) based on PVAD technology.  The PVAD is a small, magnetically levitated, axial rotary VAD currently under development by a consortium, including WorldHeart, intended for use in infants. Development is funded by the National Institutes of Health, under a contract awarded to the University of Pittsburgh.  WorldHeart’s MIVAD design is based on the technology incorporated in the PVAD device using vascular connections to allow placement through minimally invasive techniques. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.  In third quarter of 2007, successful initial animal implants of the PediaFlow were completed at the University of Pittsburgh.

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

Summary of Quarterly Results

In thousands (000’s) except per share amounts

(Unaudited)

	Three Months Ended
	September 30,	June 30,	March 31,
	2007	2007	2007
Net revenue	$531	$849	$848
Net loss for the period	(3,018)	(4,477)	(3,430)
Net loss applicable to common shareholders	(3,018)	(4,477)	(3,430)
Basic and diluted loss per share	$(0.26)	$(0.39)	$(0.30)

	Three Months Ended
	September 30,	June 30,	March 31,
	2006	2006	2006
Net revenue	$1,387	$2,988	$3,285
Net loss for the period	(7,619)	(3,888)	(3,442)
Net loss applicable to common shareholders	(7,619)	(3,888)	(3,442)
Basic and diluted loss per share	$(1.37)	$(0.70)	$(0.60)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED WITH THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$531	$1,387	$2,228	$7,660
Cost of goods sold	(381)	(4,524)	(2,274)	(7,847)

Gross profit	150	(3,137)	(46)	(187)

Operating expenses
Selling, general and administrative	1,456	1,964	4,459	6,695
Research and development	2,164	2,430	7,169	8,092
Amortization of intangibles	48	48	144	144

Total operating expenses	3,668	4,442	11,772	14,931

Operating loss	(3,518)	(7,579)	(11,818)	(15,118)

Other income (expense)	500	(40)	893	169

Net loss applicable to common shareholders	$(3,018)	$(7,619)	$(10,925)	$(14,949)

Weighted average number of common shares outstanding basic and diluted	11,507	5,548	11,507	5,548

Basic and diluted loss per common share	$(0.26)	$(1.37)	$(0.95)	$(2.69)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for all of WorldHeart’s revenues.  We primarily sell our products directly, except for a few countries where we sell through distributors

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2007		2006		2007		2006
	$	Units	$	Units	$	Units	$	Units

Implant kits	$306	4	$656	9	$990	14	$4,725	68
Peripherals and other	225		731		1,238		2,935

Revenue	$531		$1,387		$2,228		$7,660

Revenue for the quarter ended September 30, 2007 was $531,000 reflecting a decrease of $856,000, or 62%, compared with $1,387,000 for the quarter ended September 30, 2006. Implant kit revenue in the third quarter of 2007 decreased by $350,000, or 53%, compared with the third quarter of 2006.  Implant kits recognized as revenue were 4 and 9 in the quarters ended September 30, 2007 and September 30, 2006, respectively. The significant decrease in revenue during 2007 resulted from the decision made in the fourth quarter of 2006 to reduce commercial efforts on WorldHeart’s first generation Novacor LVAS product.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the quarter ended September 30, 2007 were $225,000, a decrease of  $506,000, compared with peripherals and other revenue of  $731,000 recorded in the quarter ended September 30, 2006. We expect Novacor LVAS revenue to continue to decline during the fourth quarter of 2007 and future quarters.

Revenue during the first nine months of 2007 was $2,228,000, a decrease of $5,432,000, or 71%, compared with $7,660,000 recorded in same period of 2006. Implant kit revenue of $990,000 decreased by 79% for the nine months ended September 30, 2007, compared with $4,725,000 for the nine months ended September 30, 2006. Implant kits recognized as revenue for the nine months ended September 30, 2007 totaled 14, compared with 68 during the same period of 2006.

Cost of goods sold:  For the three months ended September 30, 2007, the cost of goods sold as a percent of revenue was 72%.  Cost of goods sold exceeded revenue during the first nine months of 2007 and 2006 due primarily to the write off of excess Novacor inventory in the United States and Europe and expensing of manufacturing variances primarily during the first quarter of 2007.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2007	2006	2007	2006

Selling	$199	$805	$1,051	$2,831
General and administrative	1,257	1,159	3,408	3,864
Total	$1,456	$1,964	$4,459	$6,695

Selling, general and administrative expense for the three months ended September 30, 2007 decreased by $508,000, or 26%, compared with the same period in 2006, and for the nine months ended September 30, 2007 decreased by $2,236,000, or 33%, versus the same period in 2006.  Selling expenses for the three months ended September 30, 2007 decreased by $606,000, or 75%, compared with the same period in 2006, and for the nine month period ended September 30, 2007 decreased by $1,780,000, or 63%, compared with the same period last year. Selling expenses decreased in 2007 due to our November 2006 restructuring, which eliminated most of our sales force and reduced personnel costs in Europe.

General and administrative expenses for the three months ended September 30, 2007 increased by $98,000 or 8%, compared with the same period in 2006 primarily due to site restoration costs at our Oakland facility and additional legal and administrative expenses.  For the nine months ended September 30, 2007,  general and administrative expenses decreased by $456,000, or 12%. The reduction is primarily due to the restructuring of our operations in the fourth quarter of 2006, offset slightly by costs related to the Oakland site restoration.  For the three and nine month periods ended September 30, 2007, WorldHeart recorded $131,000 and $273,000 in stock-based compensation expense, respectively, compared with $51,000 and $134,000 for the three and nine month periods ended September 30, 2006. Administrative expenses are expected to increase somewhat in the following quarters with the implementation of additional internal control systems, related to Sarbanes-Oxley Act of 2002, section 404 compliance, as well as administrative support of our product development programs.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial expenses, factory costs and regulatory affairs expenses incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended September 30, 2007 were $2,164,000, a decrease of  $266,000, compared with $2,430,000 for the three months ended September 30, 2006.  Research and development expenses for the nine months ended September 30, 2007 decreased by $923,000 compared with the nine months ended September 30, 2006.  For the comparable three and nine month periods, research and development and clinical costs of our Levacor Rotary VAD increased in 2007, while Novacor related expenses in 2006 were significantly reduced in the second half of the year. Research and development expenses for our Levacor Rotary VAD are expected to increase throughout the fourth quarter of 2007 for on-going animal studies and the preparation for the United States feasibility clinical trials. For the three and nine month periods ended September 30, 2007, WorldHeart recorded $53,000 and $80,000 in stock-based compensation expense, respectively, compared with nil and $1,000 for the same periods of 2006.

Amortization of intangibles: Amortization of intangibles for the three and nine month periods ended September 30, 2007 were $48,000 and $144,000, respectively. These intangible assets were recorded as part of the MedQuest acquisition and represent the estimated intangible value of the MedQuest workforce of $765,000, which is being amortized on a straight-line basis over four years.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $160,000 for the three month period ended September 30, 2007, compared with a gain of $1,000 for the three month period ended September 30, 2006. Foreign exchange transactions resulted in a loss of $29,000 for the nine month period ended September 30, 2007, compared with a gain of $41,000 for the nine month period ended September 30, 2006. These changes during the three and nine month periods in 2007 and 2006 were primarily due to fluctuations of the U.S. dollar versus the Euro and Canadian dollar during the periods.

Investment and other income: Investment and other income for the quarter ended September 30, 2007 was $665,000, compared with $37,000 during the quarter ended September 30, 2006.  Investment and other income was $924,000 for the nine month period ended September 30, 2007, compared with $204,000 for the nine month period ended September 30, 2006. The increase of $720,000 for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 consisted of approximately $100,000 increase in interest income and approximately $620,000 in other income due to the recognition of deferred revenue for a certain previously shipped Novacor product and the recognition of deferred clinical fees associated with previously shipped Levacor VAD clinical product.

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

At September 30, 2007, we had cash and cash equivalents of $2.4 million, a decrease of $9.8 million from December 31, 2006 and a decrease of $4.2 million from June 30, 2007. During the nine month period ended September 30, 2007, cash used to fund operating activities was $9.0 million, consisting primarily of the net loss for the period of $10.9 million offset somewhat by non-cash charges related primarily to an inventory write off of $0.4 million associated with the Novacor product, and $0.9 million in non-cash stock based compensation, depreciation and amortization expenses. Working capital changes since June 30, 2007 of $0.6 million consisted primarily of $1.7 million decrease in trade and other receivables and $1.2 million inventory, offset by a $2.0 million decrease in accounts payable and accrued compensation.

Investing activities in the three quarters of 2007 requiring cash resources consisted of $0.2 million in capital equipment additions and $0.6 million of cash pledged for the Oakland facility site restoration.  There were no financing activities during the three quarters of 2007.

With the completion of the private placement in November 2006 and restructuring programs initiated in the fourth quarter of 2006, based on our current operating expenses and projected revenues of our Novacor LVAS and reimbursement from the Levacor Rotary VAD, we have sufficient cash to fund operations only into late fourth quarter of 2007.

We are continuing to aggressively explore all strategic and financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity transactions, convertible debentures and strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products, co-funding of our products or potential sale of WorldHeart or its subsidiaries. We have completed a restructuring program initiated in the fourth quarter of 2006 re-aligning our spending to focus on our key development program, the Levacor Rotary VAD, have further reduced spending and will continue to carefully manage our overall cash usage. While WorldHeart has been and is exploring all opportunities to improve its financial condition, there is no assurance that these programs will be successful. If we are not successful in securing additional funding or implementing strategic alternatives in the very near term, we will not be able to continue operations.

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

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(None)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Corporation has made no repurchases of common shares during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)        Exhibits

Exhibit 10.21

Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial
Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the
Corporation’s Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).

Exhibit 10.22

Employment Agreement by and among World Heart Corporation and David Pellone. (filed as an exhibit to the Current Report on Form-8K filed on September 4, 2007 and incorporated herein by reference (Commission File No. 000-28882)).

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

World Heart Corporation
(Registrant)

Dated: November 13, 2007	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief
Executive Officer

Dated: November 13, 2007	/s/ David Pellone
David Pellone, Vice President, Finance
and Chief Financial Officer