Form 10KSB
period 2007-12-31
WORLD HEART CORP
filed 2008-03-27
CIK 1024520

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File No. 0-28882

WORLD HEART CORPORATION

Canada (State or other Jurisdiction of Incorporation or Organization)	52-2247240 (I.R.S. Employer Identification No.)
7799 Pardee Lane Oakland, California, USA (Address of Principal Executive Office)	94621 (Zip Code)

(510) 563-5000
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	The Nasdaq Stock Market LLC

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

         The issuer's revenues for its most recent fiscal year ended December 31, 2007 were $2,575,577.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 12, 2008 was $5,026,575.

         The number of common shares outstanding as of March 12, 2008 was 11,560,776.

DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of registrant's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

i

PART I

Item 1.    Description of Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements include statements regarding our expectations with respect to future development plans for our next generation product candidates, particularly the Levacor™ Rotary VAD (Ventricular Assist Device), the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or the ability to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as "believe," "feel," "expect," "may," "will," "should," "seek," "plan," "anticipate," or "intend" or the negative of those terms, or by discussions of strategy or intentions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward- looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

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

  •
  loss of commercial market share to competitors due to our financial condition; and

  •
  other factors we discuss under the heading "RISK FACTORS."

        We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CORPORATE STRUCTURE

Name, Address and Incorporation

        WorldHeart Corporation ("Corporation" and collectively with its subsidiaries, "WorldHeart") was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. Our head office is located at 7799 Pardee Lane, Oakland, California, USA, 94621 and our head office telephone number is 510-563-5000. We have an office at Van der Landelaan 27, 6075 GA Herkenbosch, Netherlands and a research facility at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116. Our registered office is located at 40 Elgin Street, Suite 1400, Ottawa, Ontario, Canada, K1P 5K6 and our telephone number is (613) 238-2000.

        Our articles of incorporation were amended on June 22, 2000, to create a first series of 1,374,750 preferred shares designated as Cumulative Redeemable Convertible Preferred Shares, Series A (the Series A Shares), in connection with the acquisition by WorldHeart of the Novacor division of Edwards Lifesciences LLC (Edwards). On November 26, 2003, our articles were amended to amend the rights and privileges of the Series A Shares in connection with the conversion by Edwards Lifesciences (U.S.) Inc. of its Series A Shares as part of our financing transaction completed in September 2003. Our articles were amended again on December 1, 2003, to affect a one common share for seven common shares share consolidation. WorldHeart filed articles of continuance on December 14, 2005, associated with the reincorporation under the laws of Canada from the Province of Ontario. In conjunction with the continuance, a new by-law was adopted by our directors. Our articles of incorporation were amended again on May 30, 2007 to affect a one common share for ten common shares consolidation.

Intercorporate Relationships

        World Heart Inc. (WHI) is our wholly owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. WHI acquired the assets and liabilities of the Novacor division of Edwards in June 2000, and is responsible for the manufacturing and primary sales, marketing and support of the Novacor left ventricular assist system (Novacor LVAS or Novacor) as well as next-generation product development.

        World Heart B.V., a wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004, through which we carry on sales, sales support and distribution in Europe. On October 30, 2007 ownership of WorldHeart B.V. was transferred and it is now a wholly-owned subsidiary of WHI.

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

BUSINESS OF WORLDHEART

The Corporation

        WorldHeart's business is focused on the development and sale of VADs, particularly our Levacor Rotary VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. WorldHeart believes both pulsatile and rotary pumps are required to treat the full spectrum of the clinical needs of end and late-stage heart failure patients and that pulsatile devices are better suited for end-stage patients with poor ventricular contractility, who require full support or functional replacement. Alternatively, rotary devices may best meet the clinical needs of late-stage patients, with some contractility, who require only partial support or an assist.

        VADs are used for treatment of patients with severe heart failure including primarily patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient's health until a donor heart becomes available. Destination Therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves use of VADs to restore a patient's cardiac function helping the natural heart to recover and thereby allowing removal of the VAD.

        We are focused on the development of the Levacor Rotary VAD, the next-generation rotary device that we acquired as part of our acquisition of the assets of MedQuest Products, Inc. (MedQuest) in July 2005. It uses a magnetically-levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. The Levacor VAD is in the clinical development stage with an initial human feasibility clinical trial successfully completed in Europe during 2006. Two hospitals in Canada, Toronto General Hospital and the University of Ottawa Heart Institute, are currently approved to implant the Levacor Rotary VAD as a bridge to cardiac transplant under Health Canada's Therapeutic Product Directorate Special Access Program. However, no implants have taken place to date and two or three Canadian sites are expected to participate in the pivotal Bridge-to-Transplant clinical study expected to begin in the U.S. in the third quarter of 2008, subject to availability of additional funding.

        The Novacor LVAS (Novacor), WorldHeart's first generation pulsatile VAD, is commercially available as a Bridge-to-Transplant in Europe, Japan, the United States and Canada. In Europe, it is also available as an alternative to transplantation and as a Bridge-to-Recovery to support patients whose natural heart may recover. WorldHeart is currently supporting medical centers and patients utilizing Novacor, but not actively marketing the product.

        WorldHeart's next-generation pulsatile VAD, the Novacor II, is currently in pre-clinical development. The Novacor II is being designed as a smaller implantable heart assist device to provide long-term pulsatile blood flow to patients suffering from heart failure. The first animal implants of the Novacor II were completed in 2005 and 2006. We intend to further the development of the Novacor II after completion of the Levacor VAD design, contingent on our ability to fund this program.

        The pediatric VAD (PVAD) is a small, magnetically levitated, axial rotary VAD currently under pre-clinical development. Based on WorldHeart's proprietary technology, it is intended for use in newborns and infants. The PVAD is being developed by a consortium, including WorldHeart and the University of Pittsburgh and LaunchPoint Technologies with funding provided by the National Institutes of Health (NIH).

        The technology embodied in the PVAD is intended to form the basis for a small, Minimally Invasive VAD (MiVAD). This device is aimed at providing partial circulatory support to the relatively large population of patients in early-stage heart failure. Included in this population are patients who do not respond to cardiac resynchronization therapy, and currently have no optimal available therapeutic option.

Three-Year History and Development of WorldHeart

        On May 30, 2007, the Corporation announced that it effected a one-for-ten reverse stock split of its capital stock. The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

        On January 31, 2005, we entered into an asset purchase agreement with MedQuest, as amended by amendment no. 1 dated March 22, 2005, under which we agreed to purchase all of the assets of MedQuest for a total purchase price of approximately $16.0 million plus the assumption of certain liabilities of approximately $3.5 million, subject to certain conditions, including shareholder approval (the MedQuest Acquisition). In addition, we entered into a purchase agreement with Maverick Venture Management, LLC (Maverick) to complete a private placement of 0.9 million common shares of WorldHeart at $13.50 per common share for an aggregate purchase price of $12.0 million. The closing of the private placement was contingent on the closing of the MedQuest Acquisition and other conditions.

        On March 22, 2005, WorldHeart announced that it had ceased to be a "foreign private issuer" as defined under the Exchange Act as a result of the consolidation and relocation of its headquarter operations to Oakland, California.

        On July 18, 2005, WorldHeart held its annual and special meeting of shareholders and received approval from its shareholders for the MedQuest Acquisition, the issuance of common shares of WorldHeart to Maverick in the private placement, and a reduction of the exercise price from $15.50 to $10.00 of certain warrants of WorldHeart in connection with the conversion of all of the convertible debentures and exercise of all of the warrants issued in September 2004. Matters related to the WorldHeart employee stock option plan were also approved, as well as the continuance of WorldHeart under the Canada Business Corporations Act.

        On July 29, 2005, WorldHeart successfully completed the MedQuest Acquisition, raised approximately $22.7 million in gross financing proceeds from the private placement with Maverick and the exercise of all the outstanding warrants, and converted all of its convertible debentures. At the closing of the transactions, Maverick and the shareholders of MedQuest held approximately 33% of the common shares outstanding of WorldHeart. Maverick was given the right to nominate up to two designees to WorldHeart's Board of Directors so long as it holds or controls at least 25% of our issued and outstanding common shares. Upon completion of the acquisition, WorldHeart retained most of MedQuest's employees at its facility in Salt Lake City, Utah, which continues to serve as the primary development site for our Levacor Rotary VAD product.

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

        On March 8, 2006, WorldHeart announced a successful first in human implant of the Levacor VAD. The procedure was performed at St. Luke's Hospital in Thessaloniki, Greece, as part of the Levacor VAD feasibility trial. On May 10, 2006, a second successful Levacor implant was completed at St. Luke's Hospital in Greece. Both patients were successfully weaned from the device and discharged from the hospital.

        On November 13, 2006, we entered into a purchase agreement with certain new and current investors for a private placement financing consisting of two tranches. The first tranche of the financing related to the sale of 1.1 million common shares at $2.50 per share for a total of $2.75 million in gross proceeds to WorldHeart was closed on November 16, 2006. The second closing for $11.31 million in gross proceeds to WorldHeart, or 4.5 million common shares, took place on December 21, 2006, following shareholder approval received at our annual and special meeting held on December 20, 2006. Gross proceeds from both tranches of the financing totaled approximately $14.1 million at a price of $2.50 per common share. In addition, we incurred placement agent fees equal to 6% of the gross proceeds payable in common shares totaling approximately 0.3 million common shares. Under the terms of the transaction, we registered for resale all of the common shares issued in both tranches of the financing.

        On November 14, 2006, we announced a significant restructuring and realignment of our business operations to better focus on the development of our next-generation Levacor VAD. The restructuring program reduced manufacturing, selling and administrative costs, primarily associated with the Novacor LVAS product. The program included a reduction in workforce of 41 persons, primarily at our Oakland, California, and Heesch, Netherlands locations. The costs attributable to the restructuring recorded during the year ended December 31, 2006 were $0.6 million consisting of severance costs and a fixed assets write-down. In addition, WorldHeart wrote-off $4.6 million ($3.5 million and $1.1 million in the third and fourth quarters of 2006, respectively) of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management has determined will not be utilized in future periods.

        On December 14, 2006, we announced that, consistent with the restructuring program and after discussions with the FDA, we were discontinuing enrollment in our Novacor LVAS RELIANT Trial. WorldHeart had commenced the RELIANT Trial in 2004 to seek approval for Novacor for Destination Therapy use. On December 14, 2006, we also announced that two clinical teams from prestigious medical centers in Canada completed the technical and clinical training for use of our Levacor Rotary VAD in Canada. To date, no Levacor devices have been implanted. These centers will participate in the pivotal Bridge-to Transplant clinical study expected to begin in the U.S. in the third quarter of 2008, subject to availability of additional funding.

        On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed, Inc. ("Abiomed") as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is secured by Corporation and WHI's assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the note. The note is convertible into Corporation common shares, in whole or in part, at Abiomed's option, at approximately $1.75 per share and is subject to anti-dilution adjustments in the event that the Corporation issues securities at a lower effective price at any time. Unless and until shareholder approval for the purposes of compliance with shareholder approval rules of the NASDAQ Stock Market and Toronto Stock Exchange has been received, the conversion of the note (including any accrued interest), together with any exercise of the warrant as described below, is limited such that Abiomed will not hold more than 19.9% of Corporation's common shares outstanding at December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to convert any part of the Note until April 30, 2008. The note will accrue interest at 8% per annum, which is payable upon payment or conversion of the note, and the interest may also be converted into common shares at the then market value, at the option of Abiomed. After December 11, 2009, the note is payable on demand, or subject to fulfillment of certain conditions, at Corporation's option.

        On December 11, 2007, Corporation and WHI also entered into a clinical and marketing support services agreement with Abiomed, pursuant to which Abiomed agreed to provide clinical support and certain marketing services in connection with WorldHeart's products in development. As partial consideration for these clinical and marketing services, Corporation issued to Abiomed a 5-year warrant to purchase up to 3,400,000 common shares of Corporation, exercisable at $0.01 per share. However, until the funding of the second tranche on January 3, 2008, the warrant was exercisable with respect to only 680,000 common shares of Corporation. Following the funding of the second tranche on January 3, 2008, the warrant was exercisable for an additional 2,720,000 common shares of Corporation. Until and unless shareholder approval has been received, the exercise of the Warrant, together with any conversion of the Note, is limited to 19.9% of the Corporation's common shares outstanding on December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to exercise any part of the warrant until April 30, 2008.

        As part of the note purchase agreement, Corporation also granted Abiomed a right of first refusal to act as an exclusive worldwide distributor for any WorldHeart product not currently sold by WorldHeart and a right to designate one nominee to Corporation's board of directors or have an observer present at the Corporation's board meetings. Pursuant to the terms of the related registration rights agreement entered into on December 11, 2007, Corporation also agreed to register for re-sale common shares underlying the note and the warrant and to file such registration statement with the Securities and Exchange Commission within 120 days after the date of issuance of the note and the warrant.

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

  •
  the Levacor Rotary VAD is a small, fourth-generation, magnetically levitated, centrifugal, rotary VAD. Two human feasibility implants were successfully completed in Europe in 2006.

  •
  the Novacor II is a small, bearingless, next-generation, pulsatile VAD currently in pre-clinical development. Successful animal experiments were conducted in July 2005 and August 2006.

  •
  the PVAD is a small, magnetically levitated, axial rotary VAD intended for use in infants and currently under development by a consortium, including WorldHeart. Development is funded by the National Institutes of Health, under a contract awarded to the University of Pittsburgh.

  •
  WorldHeart's minimally invasive VAD design is based on the technology incorporated in the PVAD device using vascular connections to allow placement through minimally invasive techniques. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.

  The Novacor LVAS

        The Novacor LVAS is our commercially available, implantable, pulsatile VAD, which has been in clinical use for more than 20 years and has been implanted in more than 1,700 patients worldwide. The product is an electromagnetically-driven pump, about the size of a human heart, that provides circulatory support for patients with life-threatening heart failure by taking over part or all of the workload of the left ventricle of the heart. The Novacor LVAS is self-regulating, responding instantaneously to the recipient's changing heartbeat and circulatory demands.

        Novacor sales during 2006 did not meet our growth targets and, in November 2006, we announced that we would reduce our commercial efforts on the Novacor to focus our resources on the development of our Levacor Rotary VAD. In the near-term, WorldHeart will continue to make the Novacor LVAS available to medical centers until inventory is no longer available. The Corporation is not actively marketing the product.

        WorldHeart commenced an equivalency clinical trial in the second quarter of 2004 in the United States, called the RELIANT Trial to seek approval for the Novacor LVAS for use in Destination

Therapy. In conjunction with the above restructuring and our focus on next-generation technology, we announced in December 2006 that we were discontinuing enrollment in the RELIANT Trial.

Next-Generation VAD Platform

Levacor Rotary VAD

        Through the acquisition of MedQuest in July of 2005, we obtained the Levacor Rotary VAD, a fourth-generation, rotary blood pump intended for a range of circulatory support indications. Unlike the initial generation of rotary pumps with blood-lubricated bearings, the Levacor VAD is a compact, bearingless, magnetically-levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates wear mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient's blood for suspension. The product's levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of optimal simplicity.

        We successfully completed an initial human feasibility clinical trial in Europe in 2006. We intend to start U.S. pivotal clinical trials in approximately the third quarter of 2008 and a CE mark trial in Europe in early 2009, subject to obtaining regulatory approval and the availability of funding. If clinical testing is successfully completed and regulatory approvals are obtained, we plan to pursue commercial approvals in the United States and Europe.

Pediatric VAD (PVAD)

        The PVAD is a small, magnetically levitated, axial rotary VAD intended for use in newborns and infants. It is currently under development by a consortium, including WorldHeart, the University of Pittsburgh and LaunchPoint Technologies. Development is funded by the National Institutes of Health under a contract awarded to the University of Pittsburgh. The PVAD is based on the proprietary maglev technology incorporated in the Levacor VAD. Prototype devices have been successfully tested in acute and chronic animal implants. Completion of development and initiation of clinical trials is dependent on availability of follow-on funding after completion of the current NIH contract in March 2009.

Minimally Invasive VAD (MiVAD)

        The MiVAD design is a miniature maglev rotary pump, intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs. Its small size would allow placement through minimally invasive techniques, reducing the trauma associated with surgically placed devices. The MiVAD design is derived from the PVAD, with the motor and impeller geometry appropriately scaled for this particular application. The MiVAD is currently at a conceptual stage. Development activities are expected to begin mid to late 2008, following completion of activities associated with preparations for the Levacor VAD U.S. clinical study and subject to availability of funding.

Novacor II VAD

        Our next-generation pulsatile VAD, Novacor II, has been under development as an implantable, pulsatile VAD. Novacor II is expected to be approximately half the size of the Novacor LVAS. It is magnetically driven, with no mechanical bearings, allowing for simple operation with no wearing of elements or precision components. For the fully implantable configuration, its dual-chamber design eliminates the need for volume compensation and the need for external venting and incorporates transcutaneous power and monitoring (i.e. across-the-skin power and data transfer) and an implanted controller/battery. These features are expected to provide recipients with an enhanced quality of life by eliminating through-the-skin wires. In conjunction with the restructuring in late 2006, we suspended development of the Novacor II. Subsequent to the development of the Levacor VAD, we expect to resume the development and clinical evaluation of the Novacor II, dependent, in part, on our ability to fund this program.

Research and Development Expenditures

        WorldHeart's research and development expenditures were $9,923,827, $9,002,373 and $7,388,385 in 2007, 2006, and 2005, respectively. Research and development spending for the Levacor VAD is expected to increase in 2008.

Third-party Reimbursement for VADs

        The United States Centers for Medicare and Medicaid Services (CMS) currently provide for public reimbursement of VADs used as a "bridge-to-transplantation" or as "destination therapy." Many of the state Medicaid programs have also followed CMS and provide for public reimbursement as well. In addition, the majority of private insurance carriers also provide for coverage for VAD use. In October of 2007, the federal register's final rule from the CMS services allowed for the implementation of Medical Severity Diagnostic Related Groups (MSDRGs). These MSDRGs replaced the DRG system and have MSDRG payments assigned based on the presence of complications or other diseases a patient may have. The base payment rate for MSDRG-1 (heart transplant or heart assist system implantation with major complications and comorbidities) for fiscal year 2008 is $125,190. The average payment for DRG 103 during fiscal year 2007 for the 69 destination therapy centers was $142,000. In October of 2005, CMS issued HCPCS (healthcare common procedural coding systems) codes to allow for reimbursement of outpatient supplies and replacements. Hospitals now are reimbursed for both inpatient and outpatients costs.

        Japan and several countries in Europe provide reimbursement for VADs. Reimbursement, however, varies among countries and governmental budget constraints can limit certain reimbursements.

Application of (VADs) in Patient Care

  Current Treatment Methods for End-Stage Heart Failure

        Research is ongoing in the industry for an effective treatment for advanced heart failure. While providing some benefit, therapies such as medication and transplantation have significant limitations, and alternative emerging technologies are being investigated. The following are treatment methods currently being employed for advanced heart failure:

  •
  Medication.  Pharmaceutical drugs are the first line of defense against heart failure. However, in spite of many advances, drug therapies are currently able to provide only limited benefit particularly in advanced heart failure patients. Drug therapies usually do not treat the underlying disorder and, thus, can only slow progression of the disease. Moreover, a significant number of heart failure patients may be resistant to treatment with drug therapies, and often such therapies have adverse side effects.

  •
  Heart Transplantation.  Heart transplantation is currently the intervention of choice for some patients with end-stage heart failure. However, the availability of donor organs, as well as other major limitations, has limited the number of transplants worldwide to about 4,000 per year and about 2,000 in the United States according to the American Heart Association. Limited availability of and waiting times for suitable donor heart adversely impact the utility of heart transplantation.

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

  •
  Reduced Hospitalization.  Unlike transplant patients, VAD patients go to surgery without a protracted wait for a donor organ, and in the case of implantable VADs, patients may be able to leave the hospital after a relatively short recovery period, thus potentially reducing health care costs.

  •
  Improved Patient Health.  After VAD implantation, blood circulation is usually improved and most patients experience improved levels of health as shown in a number of clinical studies, including those for the Novacor LVAS.

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

Marketing, Manufacturing and Distribution Strategy

        Since the acquisition of the Novacor division of Edwards Life Sciences in 2000, WorldHeart has had access to several key medical centers involved in cardiac transplantation in North America, Europe and Japan. Until our restructuring in November 2006, we sold directly within the United States through a dedicated sales force. Before 2004, the Novacor LVAS was distributed by Edwards outside the United States. In January 2004, we assumed full sales and support responsibility for the Novacor LVAS primarily in Europe but excluding Japan. WorldHeart continues to distribute its products through Edwards in Japan and through other distributors in selected markets. Our United States operations have experienced clinical and technical personnel who support key medical centers, as well as their leading clinicians and medical staff. Approximately 76% and 64% of WorldHeart's 2007 and 2006 revenue came from sales of the Novacor LVAS in the United States, respectively.

        WorldHeart manufactures, distributes and services its commercial product at its Oakland, California facility. Under the strategic transaction with Abiomed, the Corporation expects to collaborate with Abiomed in the areas of marketing and clinical support. Abiomed also has the right of first refusal for the distribution of WorldHeart's future products. Abiomed has a large sales and clinical support team and access to these resources should provide an important benefit to WorldHeart.

Intellectual Property

        We currently hold five active United States patents for the Novacor LVAS and its associated subsystems. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Japan.

        To date, we have been granted two United States patents for the Novacor II, and patent applications for the Novacor II are pending. One patent has been issued in several European countries for the Novacor II and corresponding applications are also pending in Europe, Japan and Canada. The Transcutaneous Energy Transfer technology licensed to WorldHeart from the Ottawa Heart Institute, has been patented in the United States, Canada and the United Kingdom.

        WorldHeart holds numerous patents and licenses to patents related to the Levacor Rotary VAD and other potential future products. WorldHeart has ownership and/or exclusive licenses to ten patents related to the Levacor implantable blood pump technology. In addition, two patents related to control of rotary blood pumps are non-exclusively licensed. Additional patents are pending.

        We hold a number of registered trademarks and service marks, including WorldHeart and Novacor. Trademark applications are pending for Levacor and PediaFlow.

        We generally enter into confidentiality and invention agreements with our employees and consultants, and control access to and distribution of information related to our technology and products, documentation and other proprietary information.

License Agreements

        Licenses related to the Levacor Rotary VAD include an exclusive license with the University of Utah on four issued patents and on which WorldHeart has no future obligations, an exclusive royalty-based license on four patents with the University of Virginia and an exclusive royalty-based license with the University of Pittsburgh. There is also a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the Levacor VAD.

Competition

  Overview

        In addition to competing with other less-invasive therapies for heart failure, our VADs compete with commercially approved VADs and VADs under development, sold by a number of companies. Competition from medical device companies is intense and may increase. Many of our competitors have substantially greater financial, technical, manufacturing, distribution and marketing resources than WorldHeart.

        At present, only two companies in North America have developed implantable, electric VADs approved for commercial sale in the United States: WorldHeart and Thoratec Corporation (Thoratec). Thoratec has two pulsatile left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pneumatically driven (Heartmate IP LVAS), and the other is electrically driven (HeartMate XVE). The HeartMate XVE has maintained a dominant market share in the United States. In November 2007, Thoratec received an FDA panel recommendation for the approval of its Heartmate II rotary LVAS for Bridge-to-Transplantation.

        Thoratec, and other companies such as Abiomed, have VADs that are designed for temporary use but are not typically implanted in the body. Their pumps are external and are attached to the natural heart via connecting tubes running through the recipient's skin and tissue. As described earlier, we now have a strategic relationship with Abiomed with respect to clinical and marketing services. Abiomed also has the right of first refusal to act as worldwide distributor for any of WorldHeart products not currently sold by WorldHeart.

        In Europe and certain other countries outside North America, several companies including Berlin Heart, Medos Medizentechnik AG, Ventracor Limited, Micromed Inc., Heartware Limited and Jarvik Heart, Inc. provide VADs.

Future Product Competition

  Pulsatile versus Rotary Flow (Non-Pulsatile) VADs

        We believe that effective treatment of advanced heart failure will require both rotary and pulsatile pumps to treat the full spectrum of clinical needs of late and end stage heart failure patients. Further, we believe that rotary devices are better suited for late-stage patients, with some ventricular contractility, who require only partial support while pulsatile devices are better suited for end-stage patients with poor ventricular contractility, who require functional replacement.

  Rotary Flow VADs

        There are a number of rotary flow, VADs in varying stages of development. Thoratec is developing the Heartmate II, a second generation axial rotary pump that is in advanced clinical development in the United States. Ventracor Limited, an Australian company, is developing the VentrAssist, a third-generation rotary VAD, which is in clinical development in Australia and the United States. Another Australian company, HeartWare Limited is in clinical development with a third generation rotary device, called the HeartWare HVAD. Another rotary device, which had been undergoing United States clinical trials and is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is a device at a comparable state of development similar to the MicroMed VAD. The Incor rotary pump from Berlin Heart is approved for use in Europe.

        We believe that the Levacor Rotary VAD is the most technologically advanced, fourth-generation, rotary pump under development. This bearingless, centrifugal, magnetically-levitated rotor results in a pump with no moving parts subject to wear, in a small device designed to provide multi-year support. We believe that WorldHeart is currently the only company that has technologies capable of developing next-generation of both rotary and pulsatile, bearingless VAD systems.

Government Regulations

  Overview

        Most countries, including the United States, Canada and countries that comprise the European Community (EC), require regulatory approval prior to the commercial distribution of medical devices. In particular, active implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, in the EC and in other countries. The approval process for our Levacor Rotary VAD and subsequent products will be expensive and time consuming.

  United States Regulation

        In the United States, the FDA regulates the manufacture, distribution, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the FDC Act. The Novacor LVAS, Levacor Rotary VAD and other such devices are regulated as Class III medical devices. Human clinical trials are conducted pursuant to an Investigational Design Exemption (IDE) in the United States, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the device.

        Before commercial distribution of our devices is permitted in the United States, an application for Pre-market Approval must be approved by the FDA.

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

  Canadian Regulation

        The sale and advertising of medical devices in Canada are governed by the Food and Drugs Act (Canada) through the Medical Devices Regulations, administered by the Medical Devices Bureau of Health Canada (MDB). The current Medical Devices Regulations are undergoing revisions that may align the Canadian regulatory process with those of Canada's international trading partners. We believe that international harmonization of the regulatory process may accelerate the approval process as it relates to WorldHeart's next-generation VAD, Levacor Rotary VAD and the Novacor II.

        Our Levacor Rotary VAD and other VADs are classified as Class IV medical devices under the Medical Devices Regulations, requiring WorldHeart to apply for authorization from the MDB to conduct clinical investigational testing in Canada. At the conclusion of the clinical trials, we plan to apply for a medical device license that will allow for general marketing of the device.

  Regulatory Requirements in Other Countries

        It is also our intention to market the Levacor Rotary VAD and subsequent products in the EC and other countries. We will be required to meet the applicable medical devices standards in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

        The International Standards Organization (ISO) is a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO standards are integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO. ISO certification is essential to enter Western European markets. All companies are required to obtain ISO certification and the "CE" mark, in order to market medical devices in Europe. ISO 13485:2003 certification is the most current and most stringent standard in the ISO series and covers design, production, installation and servicing of products. WorldHeart received ISO 13485:2003 certification in September 2005. WorldHeart received the "CE" mark for the Novacor LVAS in 1993. Subject to availability of funding, we intend to apply for "CE" marking, an international symbol of quality and compliance, for the Levacor Rotary VAD and our subsequent products.

  Other Regulatory Requirements

        We are also subject to various United States federal, provincial, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with WorldHeart's research, development and production work. The manufacture of biomaterials is also subject to compliance with various federal environmental regulations and those of various provincial, state and local agencies. Although we believe that we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant cost to comply with environmental and health and safety regulations in the future.

Our Employees

        At March 1, 2008, we had 55 full time employees and no part time employees, located primarily in Oakland, California and in Salt Lake City, Utah. Approximately 80% of our employees are involved with research, development, manufacturing, quality, clinical affairs and regulatory, and 20% are in finance and administration.

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

Risk Factors Relating to Our Business

        We will require significant capital investment to continue our product development programs and to bring future products and product enhancements to market, and if adequate funding is not available, our financial condition will be adversely affected and we may have to further curtail or eliminate our development programs and significantly reduce our expenses or be forced to cease operations.

        Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor Rotary VAD and Novacor II technologies, require a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. We have had difficulties raising the necessary capital, and while we recently completed the issuance of debt with gross proceeds of $5.0 million, we will require additional financings in the near future. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, while in November 2006 we announced a significant restructuring and cost reductions initiatives, we may be required to further reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cease operations. The inability to obtain additional financing or enter into strategic relationships when needed will have a material adverse effect on our business, financial condition and results of operations.

        Restrictions and covenants in our note purchase agreement may limit our ability to operate our business and could prevent us from obtaining needed funds in the future.

        Our note purchase agreement with Abiomed contains certain covenants with which we must comply that limit our ability to, among other things, borrow additional money, pay dividends or other distributions to stockholders, make investments, create liens on or sell assets, enter into transactions with affiliates, or engage in mergers. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

        Our ability to comply with these provisions of the note purchase agreement may be affected by changes in the economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we would be in default under the note. If we default under the note, Abiomed could cause all of our outstanding debt obligations under the note, together with accrued interest, to become due and payable, and require us to apply all of our cash to repay the indebtedness under the note. If we are unable to repay the indebtedness under the Loan Agreement when due, Abiomed could proceed against the collateral specified in the security agreements, which includes most of the assets we own, including our intellectual property and certain portions of the stock and assets of our subsidiaries. As an additional result of such a default, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to Abiomed or our creditors or that we would be able to find alternative financing.

        We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

        Since our inception in 1996, we incurred cumulative losses of approximately $291.0 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased significantly over the past year, primarily due to our investment in the development programs for our next generation products, Levacor Rotary VAD and Novacor II. Our research and development activities will likely result in additional significant losses in future periods. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

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

        In the United States, we commenced our RELIANT Trial in the second quarter of 2004 to support submission of a PMA Supplement to the FDA for the use of the Novacor LVAS for Destination Therapy. Although in April 2006 we received conditional approval from the FDA to revise the trial inclusion criteria and to reduce the number of patients required for approvability, enrollment in the RELIANT Trial continued to be slower than anticipated, primarily due to what we believe to be a shift in market demand away from first generation VADs, including our Novacor LVAS, and the loss of commercial market share to our competitors due to our financial condition. As a result, in December 2006 we discontinued enrollment in the RELIANT Trial to focus our resources on the next generation products, in particular our Levacor Rotary VAD, which was first used clinically in March 2006 in Europe.

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

        To date, all of our revenues have resulted from sales of the Novacor LVAS and related equipment. With our restructuring announced in November 2006, we expect those revenues to continue to decline. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of the Levacor Rotary VAD. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

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

        The Novacor LVAS and our next-generation Levacor Rotary VAD represent ventricular assist technologies that must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although we believe that the Destination Therapy market opportunity for VADs is significant, adoption rates have continued to be much slower than anticipated.

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

        Most of our competitors have financial, technical, manufacturing, distribution and marketing resources substantially greater than ours. Third parties may succeed in developing or marketing technologies and products that are more effective and more timely than those developed or marketed by us which could render our technology and products non-competitive or obsolete, or we may not be able to keep pace with technological developments or our competitors' time frames, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

        The coverage and the level of payment provided by third-party payers in the United States and other countries vary according to a number of factors, including the medical procedure, third-party payer, location and cost. In the United States, many private payers follow the recommendations for Centers of Medicare and Medicaid Services, which establish guidelines for governmental coverage of procedures, services and medical equipment.

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

        Our competitors may independently develop proprietary non-infringing technologies and processes that are substantially similar to ours, or design around our patents. In addition, others could develop technologies or obtain patents, which would render our patents and patent rights obsolete. Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on our business. We could encounter legal and financial difficulties in enforcing our licenses and patent rights against alleged infringers. The medical device industry and cardiovascular device market, in particular, is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense and significant diversion for our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities or require us to seek additional licenses from third parties, pay damages and/or royalties that may be substantial or force us to redesign the related product. These alternatives may be uneconomical or impossible. Furthermore, we cannot assure you that if additional licenses are necessary they would be available on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

        We are exposed to product liability claims.

        Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of the Novacor LVAS, and if and when regulatory approvals are received, the Levacor Rotary VAD and other future products, by device recipients or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician acceptance of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

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

        We are dependent on key personnel.

        As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals. Our restructuring and cost reduction efforts in November 2006 may make it more difficult for us to attract and retain qualified personnel.

Risk Factors Relating to Our Common Shares

        The price of our shares is highly volatile, and if we do not maintain compliance with Nasdaq minimum share price requirements or other listing requirements, we may be delisted.

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

        Currently our common shares are quoted on the Nasdaq Capital Market under the symbol "WHRT" and listed on the Toronto Stock Exchange (TSX) under the symbol "WHT." We must satisfy certain minimum listing maintenance requirements to maintain the Nasdaq quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share.

        On June 20, 2006 we received a letter from Nasdaq Global Market, where our shares were listed at the time, indicating that, for 30 consecutive business days, the bid price of our common shares had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq and that, in accordance with Nasdaq rules, we had 180 calendar days (until December 18, 2006) to regain compliance. On November 20, 2006, we received a letter from the Nasdaq Global Market indicating that our shareholders' equity did not comply with the minimum $10,000,000 requirement for continued listing on the Nasdaq Global Market. On December 5, 2006, we announced that we applied for transfer of the listing of our common shares to the Nasdaq Capital Market, which transfer was effective on December 13, 2006.

        As part of the transfer to the Nasdaq Capital Market, we were granted an additional 180-day period, or until June 15, 2007, to regain compliance with the minimum bid price rules. On May 30, 2007, WorldHeart affected a one-for-ten reverse stock split of our common shares, as previously approved by the Board of Directors and by the Corporation's shareholders, and regained compliance with Nasdaq before the June 15, 2007 deadline. Since then our stock price continued to decline and our shareholder's equity as of December 31, 2007 did not meet the requirements of the Nasdaq Capital Market. If we do not regain compliance within the allotted compliance period, our common shares would be delisted from Nasdaq. At that time, we would be entitled to appeal the staff's determination to a Nasdaq Listing Qualifications Panel. If the common shares were to be delisted, they would trade on the Over-the-Counter Bulletin Board or in the "pink sheets" maintained by the National Quotation

Bureau, Inc., which are viewed by most investors as less desirable and less liquid market places. This could make trading more difficult for our investors, leading to lower trading volumes and declines in share price, which would also make it more difficult and expensive for us to raise additional capital. Future reverse stock split may not necessarily result in our regaining compliance with Nasdaq rules.

        The sales of common shares by our shareholders could depress the price of our common shares.

        If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. All of the common shares we issued in the private placement during the fourth quarter of 2006 have been registered pursuant to a resale registration statement. We have also previously registered for resale shares issued in connection with the MedQuest acquisition and a related private placement completed in 2005. We also are required to register common shares issuable to Abiomed, pursuant to the conversion of the note or the exercise of the warrant. Sales by these shareholders could have an adverse impact on the trading price of our common shares.

        The concentration of our capital stock ownership, following the completion of the recent private placement, may limit your ability to influence corporate matters.

        Our common shares are held by a relatively small number of investors. After the completion of our $14.1 million private placement financing in December 2006, our two largest shareholders collectively beneficially own approximately 53% of our common shares. In addition, if Abiomed were to convert the entire principal balance of the promissory note in full, together with accrued interest, and exercise its warrant in full, Abiomed would own approximately 45% of our common shares. These investors also have certain rights to designate members of our Board of Directors and may exercise significant influence over all matters requiring shareholder approval, including elections of directors and significant corporate transactions, such as a merger or other sale of our Corporation or our assets for the foreseeable future. This concentrated control may limit our ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial.

        Because we do not intend to pay, and have not paid, any cash dividends on our common shares, our shareholders will not be able to receive a return on their common shares unless the value of our common shares appreciates and they sell them.

        We have never paid any cash dividends on our common shares and intend to retain future earnings, if any, to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future. As a result, our shareholders will not be able to receive a return on their common shares unless the value of our common shares appreciates and they sell them.

Item 2.    Description of Property.

Our Facilities

        We consolidated our headquarters, manufacturing and research and development facilities, located in Oakland, California in early 2007 into one building. The leased building has approximately 19,200 square feet whereas we previously leased two buildings totaling 40,000 combined square feet. The new lease became effective December 1, 2007, after agreed upon restoration work on the vacated building was completed. The new lease expires November 30, 2010.

        Our facility in Salt Lake City, Utah is comprised of 32,888 square feet of research and office space of which 24,044 is leased through January 31, 2011. The additional square feet of space was added on October 1, 2007 by expanding into an adjacent vacant suite. The lease on this additional space expires January 31, 2013.

        In late 2007 we terminated our lease for office space in Heesch, Netherlands, which consisted of approximately 2,500 square feet under a lease expiring December 31, 2007. We no longer lease real property in the Netherlands but instead contract for space and administrative services from a tenant within the same office complex.

        We are not aware of any environmental issues that may affect the use of our properties. We currently have no investments in real estate, real estate mortgages or real estate securities, and do not anticipate making any such investments. However, our policy with respect to investments in real estate assets may change in the future without a vote of shareholders.

Item 3.    Legal Proceedings.

        In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as mentioned below.

        On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen's Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35 million plus costs. The claim was not properly served and to date no proper service has been made. WorldHeart believes this claim to be without merit and intends to vigorously defend it.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        Our common shares are traded on the Nasdaq Capital Market under the symbol WHRT and are listed on the Toronto Stock Exchange (TSX) under the symbol WHT. Our common shares have been trading on one of the Nasdaq exchanges since August 1998. On December 5, 2006, we announced that we applied for a transfer of listing of our common shares from the Nasdaq Global Market to the Nasdaq Capital Market, which transfer was effective on December 13, 2006. On May 30, 2007, WorldHeart effected a one-for-ten reverse stock split of its capital stock. The tables below have been adjusted to reflect the reverse stock split.

        The following table sets forth the high and low bid prices for our common shares as reported on the Nasdaq for the periods indicated:

	Common Shares
2006
	High	Low
First Quarter	$10.90	$4.70
Second Quarter	$14.00	$5.70
Third Quarter	$8.20	$1.60
Fourth Quarter	$7.00	$2.60

	Common Shares
2007
	High	Low
First Quarter	$5.20	$3.10
Second Quarter	$4.10	$1.46
Third Quarter	$3.88	$1.40
Fourth Quarter	$3.10	$1.50

	Common Shares
2008
	High	Low
January	$2.77	$1.60
February	$1.92	$1.22
March 14, 2008	$1.51	$1.01

        The following table sets forth the high and low sales prices for our common shares as reported on the TSX for the periods indicated

	Common Shares
2006
	High		Low
First Quarter	Cdn $	12.50	Cdn $	5.60
Second Quarter	Cdn $	15.20	Cdn $	6.40
Third Quarter	Cdn $	9.10	Cdn $	2.60
Fourth Quarter	Cdn $	7.50	Cdn $	3.30

	Common Shares
2007
	High		Low
First Quarter	Cdn $	6.00	Cdn $	3.70
Second Quarter	Cdn $	5.00	Cdn $	1.65
Third Quarter	Cdn $	3.88	Cdn $	1.41
Fourth Quarter	Cdn $	3.87	Cdn $	1.48

	Common Shares
2008
	High		Low
January	Cdn $	2.75	Cdn $	1.63
February	Cdn $	1.85	Cdn $	0.98
March 14, 2008	Cdn $	1.34	Cdn $	1.00

        As of March 1, 2008, the approximate number of holders of record of our common shares was 300 and the approximate number of beneficial holders of our common shares was 7,000.

        WorldHeart has never paid any dividends to shareholders. The note purchase agreement with Abiomed contains covenants restricting the ability for WorldHeart to pay dividends to shareholders.

        In April 2007, we issued to Genesis Select Corporation 12,500 warrants to purchase common shares in exchange for investor relations advisory services to be provided to WorldHeart. The warrants, with an exercise price of $3.40 per share, will vest equally in four quarters and will expire on April 2014.

        On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is secured by Corporation and WHI's assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the note. The note is convertible into Corporation common shares at Abiomed's option, in whole or in part, at approximately $1.75 per share and is subject to anti-dilution adjustments in the event that the Corporation issues securities at a lower effective price, at any time. Unless and until shareholder approval for the purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market and the Toronto Stock Exchange has been received, the conversion of the note (including any accrued interest), together with any exercise of the warrant as described below, is limited such that Abiomed will not hold more than 19.9% of Corporation's common shares outstanding at December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to convert any part of the Note until April 30, 2008. The note will accrue interest at 8% per annum, which is payable upon payment or conversion of the note, and the interest may also be converted into common shares at the then market value, at the option of Abiomed. After December 11, 2009, the note is payable on demand, or subject to fulfillment of certain conditions, at Corporation's option. On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, Corporation issued to Abiomed a 5-year warrant to purchase up to 3,400,000 common shares of Corporation, exercisable at $0.01 per share. However, until the funding of the second tranche on January 3, 2008, the warrant was exercisable with respect to only 680,000 common shares of Corporation. Following the funding of the second tranche on January 3, 2008, the warrant was exercisable for an additional 2,720,000 common shares of Corporation. Until and unless shareholder approval has been received, the exercise of the Warrant, together with any conversion of the Note, is limited to 19.9% of the Corporation's common shares outstanding on December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to exercise any part of the warrant until April 30, 2008. The issuance of the note and the warrant to Abiomed were done in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder.

        As of December 31, 2007, WorldHeart has not engaged in any share repurchases and does not have any publicly announced repurchase programs.

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

        This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and WorldHeart's understanding of the published administrative and assessing practices and policies of the Canada Revenue Agency. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

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

EQUITY COMPENSATION PLAN INFORMATION

        The discussion under the above heading in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in WorldHeart's financial condition and results of operations and cash flows for the years ended December 31, 2007, 2006 and 2005. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

        The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to raise additional funding, numerous uncertainties and time delays inherent in the development of products, particularly our Levacor Rotary VAD; WorldHeart's need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; and slower than anticipated growth in the Destination Therapy market, as well as other risks and uncertainties set forth under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

        WorldHeart is engaged in development of mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart believes that it has a broad technology platform of next-generation products for long-term circulatory support and that both rotary and pulsatile pumps are required to treat the full spectrum of clinical needs of late and end stage heart failure patients. WorldHeart believes that rotary devices are better suited for late-stage patients with some contractility who require only partial support. Alternatively, pulsatile devices are better suited to a smaller segment of end-stage patients with poor ventricular contractility who require full support or functional replacement.

        WorldHeart to date derives most of its revenue from its Novacor LVAS and related peripheral equipment, which it sells, directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. The Novacor LVAS is commercially approved as a Bridge-to-Transplant device in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

        In July 2005, WorldHeart acquired the assets of MedQuest Products, Inc. (MedQuest) including a rotary VAD, now called the Levacor Rotary VAD. In conjunction with the acquisition, WorldHeart raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick and the exercise of certain warrants and also converted all of its remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor VAD was accelerated after the acquisition, with successful initial human feasibility use in Europe in 2006.

        In November 2006, WorldHeart announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of its resources on the development of its next generation products, particularly the Levacor Rotary VAD. WorldHeart also reduced its workforce and has consolidated its facilities in Oakland, in an effort to reduce expenses. A Bridge-to-Transplant pivotal trial is expected to begin in the United States in approximately the third quarter of 2008, subject to available funding.

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

        Research and development by WorldHeart's competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe. WorldHeart believes that its Levacor VAD is the most advanced fourth-generation rotary device under development.

        Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, we believe that the Destination Therapy market will evolve more rapidly when devices are evaluated clinically and as experience with next-generation VADs increases.

SELECTED FINANCIAL INFORMATION
In thousands (000's) except for per share amounts

	Year Ended December 31,
	2007	2006
Net revenue	$2,576	$8,616
Net (loss) for the year	(18,564)	(20,085)
Net (loss) applicable to common shareholders	(18,564)	(20,085)
Basic and diluted (loss) per share	(1.61)	(3.45)
Total assets	3,248	20,498
Shareholders' equity (deficit)	(1,091)	14,706

SUMMARY OF QUARTERLY RESULTS
In thousands (000's) except for per share amounts

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net revenue	$348	$531	$849	$848
Net loss for the period	(7,639)	(3,018)	(4,477)	(3,430)
Net loss applicable to common shareholders	(7,639)	(3,018)	(4,477)	(3,430)
Basic and diluted loss per share	$(0.66)	$(0.26)	$(0.39)	$(0.30)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net revenue	$956	$1,387	$2,988	$3,285
Net loss for the period	(5,136)	(7,619)	(3,888)	(3,442)
Net loss applicable to common shareholders	(5,136)	(7,619)	(3,888)	(3,442)
Basic and diluted loss per share	$(0.77)	$(1.37)	$(0.70)	$(0.61)

        Amounts from March 31, 2007 to March 31, 2006 have been restated to give effect to a one-for-ten reverse stock split completed in May 2007. See Note 4 to the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006
In thousands (000's)

	Year Ended December 31,
	2007	2006
Revenue	$2,576	$8,616
Cost of goods sold	(3,369)	(10,201)

Gross margin	(793)	(1,585)

Operating expenses
Selling, general and administrative	6,337	8,664
Research and development	9,924	9,002
Clinical and marketing support	1,756	—
Restructuring costs	—	646
Amortization of intangibles	191	192

Total operating expenses	18,208	18,504

Operating loss before the undernoted	(19,001)	(20,089)

Other income (expense)
Foreign exchange (loss) gain	(38)	55
Investment and other income	965	192
Loss on disposal of assets	(5)	(248)
Interest expense related to beneficial conversion feature	(485)	5

Net loss applicable to common shareholders	$(18,564)	$(20,085)

        Revenue.    The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart's revenues. WorldHeart primarily sells its products directly, except for a few countries where we sell through distributors.

        The composition of revenue in thousands ($000's), except for units, is as follows:

	Year Ended December 31,
	2007		2006
	$	Units	$	Units
Implant kits	$1,109	16	$5,148	74
Peripherals and other	1,467		3,468

Revenue	$2,576		$8,616

        Net revenue for the year ended December 31, 2007, decreased by $6.0 million, or 70%, compared with 2006. Implant kit revenue in 2007 decreased by $4.0 million, or 78%, compared with 2006. During 2007 and 2006, the average price per kit was approximately $69,000. In the fourth quarter of 2007, net revenue of $0.3 million was significantly below net revenue of $1.0 million in the fourth quarter of 2006. The overall reduction in revenue is due to the Corporation's decision in late 2006 to move towards the next generation of product, the Levacor Rotary VAD, and phase out the existing technology, Novacor.

        Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2007, were $1.5 million, a decrease of 58%, compared with peripherals and other revenue of $3.5 million recorded in the year ended December 31, 2006.

        Implant kits recognized as revenue in the year ended December 31, 2007, were 16, compared with 74 in the year ended December 31, 2006. WorldHeart recognized revenue on 12 implant kits in the United States in 2007, compared with 45 implant kits in 2006. In Europe, Canada and the rest-of-world, WorldHeart recognized revenue on 4 implant kits in 2007, compared with 29 in 2006.

        At December 31, 2007, we had zero balance in deferred Novacor kit and peripherals revenue, as compared with $0.1 million in deferred revenue at December 31, 2006. With the November 2006 restructuring plan and reduced commercial efforts on our Novacor LVAS program, we expect implant kit and peripherals revenue to continue to decrease in future periods.

        Cost of goods sold.    For the years ended December 31, 2007 and December 31, 2006, the cost of goods sold exceeded revenue (131% and 118% as a percentage of revenue, respectively). The cost of goods sold for the year ended December 31, 2007 and December 31, 2006, include write-offs totaling $1.4 million and $4.6 million, respectively, related to redundant Novacor inventories, slightly offset by a decrease in warranty provision of $0.1 million in 2007.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, accounting and administrative personnel. Other administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and other general corporate expenses.

        The composition of selling, general and administrative expenses in thousands ($000's) is as follows:

	Year Ended December 31,
	2007	2006
Selling	$1,122	$3,471
General and administrative	5,215	5,193

Total	$6,337	$8,664

        Selling, general and administrative expense for the year ended December 31, 2007 decreased by $2.4 million, or 27% versus the same period in 2006. Selling expenses decreased due to the elimination of the domestic sales group in November 2006 and reduced selling expenses in Europe. Selling expenses are expected to remain at this level in 2008.

        General and administrative expenses remained approximately at the same level in 2007 compared to 2006 and are expected to remain at current levels in the following year.

        Research and development.    Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

        Research and development expenses for the year ended December 31, 2007 increased by $0.9 million, or 10%, compared with the year ended December 31, 2006. The increase was due to research, development and clinical costs related to the Levacor Rotary VAD and non-cash stock based compensation expense offset by a reduction in Novacor related expenses which would include reduction in workforce, depreciation of retired or sold equipment, production labor credits that are higher with no absorption from manufacturing. In 2006, the full year impact of the Levacor development program, primarily at our Salt Lake City operations was realized, with resulting expenses in 2007 of $5.4 million compared to $5.7 million in 2006. Development work and related expenses on our next-generation Levacor Rotary VAD are expected to increase with additional animal studies and human clinical trials, primarily in the United States and Canada.

        Restructuring costs.    On November 14, 2006, we announced a significant restructuring and realignment of our business designed to control spending and better position WorldHeart to changing market conditions and diminished demand for our first-generation Novacor LVAS.

        We reduced our manufacturing program and downsized selling and administrative personnel numbers associated with the Novacor LVAS, although we will continue to support the product for existing patients and medical centers. The restructuring also included a reduction in WorldHeart's workforce by 41 people. Employee reductions occurred primarily in the related manufacturing and sales departments. Restructuring expenses of about $646,000, including $470,000 severance-related charges and $176,000 related to the disposal of fixed assets, were incurred in the fourth quarter of 2006. At December 31, 2007, all severance related liabilities had been settled and WorldHeart incurred no restructuring costs in fiscal 2007.

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

        Acquired in-process research and development.    During the third quarter of 2005, we recorded a one-time, non-cash charge of $18.1 million to expense the in-process research and development acquired from MedQuest. We had estimated the value of the Levacor Rotary VAD project using an income approach and applied risk-adjusted discount rates to the estimated future revenue and expenses attributable to this technology and the MagLev Plus at the time of the acquisition. We determined at the time of the acquisition that these projects had no alternative future use and therefore, as required under SFAS 142, we expensed the amounts immediately. There was no acquired in-process research and development expense recorded in 2006 and 2007.

        Amortization of intangibles.    For the years ended December 31, 2007 and December 31, 2006, amortization of intangibles were $191,000. Amortization expense is related to the $766,000 value assigned to the MedQuest workforce acquired in July 2005 and are being amortized over a four-year period.

        Goodwill impairment.    The purchase of Novacor from Edwards in 2000 resulted in the recording of goodwill of $17.2 million. Since then, management has performed an annual impairment assessment on our goodwill in accordance with SFAS 142. At December 31, 2005, we determined that the fair value of our goodwill was impaired and, accordingly, we recorded a goodwill impairment charge of $17.2 million in the fourth quarter of 2005. The impairment was largely a result of slower than anticipated adoption of the Novacor LVAS product. There was no goodwill impairment in 2006 and 2007.

        Foreign exchange.    During the year ended December 31, 2007, a foreign exchange loss of approximately $38,000 was recorded compared to a foreign exchange gain of approximately $55,000 for the year ended December 31, 2006. The change in foreign exchange in 2007, compared with the previous year, related primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro and the Canadian dollar. We anticipate that foreign exchange gains and losses will diminish in 2008 with reduced Novacor commercial activity in Europe and in Canada.

        Investment and other income (expense).    Investment and other income (expense) was $965,000 and $192,000 for 2007 and 2006, respectively. For 2007, investment income of $350,000 resulted from interest earned on our invested cash. For 2006, investment and other income resulted primarily from interest earned on our invested cash. For 2007, other income was $615,000 which consisted primarily of $425,000 in deferred revenue taken into income and $190,000 from a reduction of a reserve. We anticipate a decrease in other income and do not foresee adjustments that will be taken into income in the future.

        Loss on disposal of assets.    During the years ended December 31, 2007 and 2006, losses of approximately $5,000 and $248,000 on disposal of assets were recorded, respectively.

        Interest expense.    In December 2007, we recorded interest expense of $485,000, of which $481,000 related to the beneficial conversion feature of the $1.0 million convertible note issued to Abiomed on December 11, 2007. $4,000 was accrued interest expense calculated at 8% of $1.0 million convertible note. On January 3, 2008, we received the second tranche of funding of $4.0 million. We expect to record, in the first quarter, additional interest expense related to the beneficial conversion feature of the $4.0 million note totaling approximately $1.9 million. We also expect to record accrued interest on the $5.0 million convertible note, with a maximum amount of approximately $800,000, based on a two-year maturity period with an 8% rate of interest per annum, calculated based on a 360- day calendar year.

        Clinical and marketing support.    On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 3,400,000 common shares of Corporation, exercisable at $0.01 per share. Until the funding of the second tranche on January 3, 2008, the warrant was exercisable with respect to only 680,000 common shares of the Corporation. Following the funding of the second tranche on January 3, 2008, the warrant was exercisable for an additional 2,720,000 common shares of the Corporation. In December 2007, we recorded warrant expense of $1.8 million related to the fair value of the warrant issued to Abiomed. We expect to record approximately $6.5 million in additional warrant expense during the first quarter of 2008 related to the warrant issued to Abiomed. There was no such charge recorded in 2006. (See Note 19)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2005
In thousands (000's)

	Year Ended December 31,
	2006	2005
Revenue	$8,616	$11,646
Cost of goods sold	(10,201)	(8,479)

Gross margin	(1,585)	3,167

Operating expenses
Selling, general and administrative	8,664	12,041
Research and development	9,002	7,388
Restructuring costs	646	333
Amortization of intangibles	192	339
Acquired in-process research and development	—	18,147
Goodwill impairment	—	17,180

Total operating expenses	18,504	55,428

Operating loss before the undernoted	(20,089)	(52,261)
Other income (expense)
Foreign exchange (loss) gain	55	(144)
Investment income	192	369
Loss on disposal of assets	(248)	(1)
Interest and financing expenses	5	(797)

Net loss for the year	(20,085)	(52,834)
Effect of warrant exchange	—	(5,860)

Net loss applicable to common shareholders	$(20,085)	$(58,694)

        Revenue.    The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for substantially all of WorldHeart's revenues. WorldHeart primarily sells its products directly, except for a few countries where we sell through distributors.

        The composition of revenue in thousands ($000's), except for units, is as follows:

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

        The composition of selling, general and administrative expenses in thousands ($000's) is as follows:

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

        We reduced our manufacturing program and downsized selling and administrative personnel numbers associated with the Novacor LVAS, although we will continue to support the product for existing patients and medical centers. The restructuring also included a reduction in WorldHeart's workforce by 41 people. Employee reductions occurred primarily in the related manufacturing and sales departments. Restructuring expenses of about $646,000, including $470,000 severance-related charges and $176,000 related to the disposal of fixed assets, were incurred in the fourth quarter of 2006. At December 31, 2006, $91,000 of the $470,000 severance related charges had been disbursed, with the remaining $379,000 included in accounts payable and accrued liabilities.

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

        Effect of warrant exchange.    We recorded a one-time charge of $5.9 million in the third quarter of 2005 resulting from a reduction in the exercise price of approximately 1.1 million warrants originally issued, in a private placement in September 2004. The exercise price of these warrants was reduced by $5.50 from $15.50 to $10.00. There was no such charge recorded in 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

        None

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

        Liquidity.    At December 31, 2007, WorldHeart had cash and cash equivalents of $0.7 million, compared with $12.2 million at December 31, 2006, a decrease of $11.5 million. This decrease was primarily due to cash outflows from operations. In December 2007, we received net cash of $1.0 million as part of a note purchase agreement with Abiomed.

        During 2007, cash used to fund operating activities was $12.1 million, consisting primarily of the net loss for the period of $18.6 million offset by non-cash charges related to:

  •
  loss on the disposal of capital assets of $0.1 million;

  •
  amortization and depreciation charges and non-cash expense on stock options of $0.7 million and $0.5 million, respectively;

  •
  warrant expense of $1.8 million related to the Abiomed warrant and interest expense of $0.5 million related to the Abiomed note,

  •
  an inventory write-off of $1.4 million associated with the Novacor LVAS product; and

  •
  working capital changes of $1.4 million, consisting of a reduction of $0.8 million in inventory, $2.6 million in accounts receivable, other receivables and prepaid expenses, and a $0.4 million increase in accrued compensation, offset somewhat by a reduction of $2.4 million in accounts payable.

        Investing activities for 2007 used cash of $0.5 million for capital asset purchases.

        With the receipt of the proceeds from the Abiomed note, based on our current operating expenses and projected sales of our Novacor LVAS product, we believe we have sufficient cash to fund operations through April, 2008. As a result, there is substantial doubt about the ability of WorldHeart to continue as a going concern.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth WorldHeart's contractual obligations as of December 31, 2007:

	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$1,786,542	$540,956	$1,075,431	$163,703	$6,452
8% secured convertible promissory note	$5,000,000		$5,000,000
Other long term obligations	$75,000	75,000	—	—	—

Total	$6,861,542	$615,956	$6,075,431	$163,703	$6,452

        Other long-term obligations primarily include payments due under a license agreement.

Operating Leases

        WorldHeart's headquarters and manufacturing facilities were previously contained in two buildings in Oakland, California, the lease for which expired on April 30, 2007. On July 20, 2007, WorldHeart and its landlord entered into a compromise agreement, concerning the terms of certain restoration obligations with respect to the premises under the prior lease. Pursuant to the terms of the compromise agreement, WorldHeart was required to perform agreed-upon restoration work on one of the two buildings it occupied under the prior lease, which work was completed as of December 1, 2007. Following completion, the building was returned to the landlord and the new lease became effective with respect to the one remaining building that the Corporation continues to occupy and will expire on December 1, 2010. The restoration obligations were satisfied by the landlord drawing down $750,000 from a letter of credit which was in place in connection with the premises under the prior lease. In addition, the landlord agreed to apply $100,000 of a $150,000 security deposit under the prior lease towards the security deposit under the new lease and has returned the balance, plus all accrued interest, to WorldHeart.

        The Salt Lake City facility lease expired on January 31, 2008 and has been extended to January 31, 2011. On October 1, 2007 we expanded into an adjacent vacant suite. The lease on this additional space expires January 31, 2013. The Salt Lake City facility security deposits total $14,200.

Novacor LVAS Royalties

        The Corporation is committed, under the Novacor LVAS royalty agreement, to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments to December 31, 2007, 2006 and 2005 total $1,212,400, $1,190,800 and $1,121,225, respectively. Royalty payments were $21,600 in 2007, $69,575 in 2006 and $94,041 in 2005.

Technology Partnerships Canada Contribution Agreement

        During 2002, WorldHeart entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Funding in the amount of $6.6 million was claimed. Effective January 1, 2004, repayment is in the form of royalties on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million, no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. In connection with the agreement, we also granted TPC 9,286 warrants to purchase an equivalent number of our common shares exercisable until December 4, 2006, at an exercise price of $290.50 per share. These warrants expired, unexercised, in December 2006.

CAPITAL EXPENDITURES

	2007	2006	2005
Capital Expenditures	$465,254	$118,273	$306,296

        Capital expenditures for 2007 increased from 2006, primarily due to the addition of a clean room at the Salt Lake R&D facility and improvements to the remaining leased building at the Oakland corporate offices. WorldHeart anticipates that capital expenditures for 2008 will continue to increase slightly, assuming additional funding has been obtained.

        At December 31, 2007, WorldHeart occupied facilities in Oakland, California and Salt Lake City, Utah. WorldHeart's Oakland, California headquarters facility consists of approximately 19,200 square feet of manufacturing, research and office space. The lease for the facility became effective December 1, 2007, for a term of three years, expiring December 1, 2010. The Salt Lake City facility consists of 32,888 square feet of research and office space, 24,044 square feet of which is pursuant to a lease that previously expired on January 31, 2008, and has been extended for an additional three years, until January 31, 2011. In October 2007, we added 8,844 additional square feet of space by expanding into an adjacent vacant suite. The lease on this additional space expires January 31, 2013. WorldHeart's European location was previously in Heesch, Netherlands. The Heesch lease was signed in 2004 for a three-year term expiring on December 31, 2007. This lease was terminated early and WorldHeart's European office and warehouse are now located at Herkenbosch, Netherlands, where WorldHeart has contracted with a third party to provide space and administrative services. The former Ottawa, Canada facility originally comprised 22,755 square feet of manufacturing, research, and office space with a lease that originally expired on December 31, 2006. The Ottawa location was closed and the building lease was terminated as part of the restructuring plan in August 2004.

MARKET RISK

        WorldHeart is subject to investment risk on investments that it makes with excess cash.

        Investment risk is mitigated by close adherence to an established investment policy, which has been approved by the Board of Directors. The policy sets liquidity criteria, and counter party risk diversification criteria and restricts investments to investment grade quality instruments of AA or better or R1 medium or better in the case of commercial paper. Income exposure resulting from a decline in interest rates is not significant due to the short term maturity of investments, all of which were in money market funds during 2007.

        WorldHeart has assets and liabilities in foreign currencies, including primarily the Euro and Canadian dollar. WorldHeart's current foreign currency exposure is immaterial. However, it may, in the future, enter into foreign exchange contracts in order to mitigate its foreign exchange risks. WorldHeart did not enter into foreign exchange forward contracts or hedging transactions in 2007.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

        WorldHeart's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. Management judgments that are currently the most critical are related to revenue recognition, inventory valuation, valuation of goodwill and long-lived assets, restructuring and stock based compensation. Below, we describe these policies as well as the estimates involved. For a more detailed discussion on accounting policies, see the notes to the audited consolidated financial statements.

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

        For multiple-element offerings, WorldHeart allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services are deemed to have been completed.

        The Levacor Rotary VAD product was initially shipped to clinical centers during the fourth quarter of 2006 and has been paid for by those centers. WorldHeart has treated these payments as deferred clinical fees. Within a period of one year, these clinical fees have been recognized as income.

        Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Inventory valuation

        During 2007, WorldHeart wrote-down the carrying value of its inventory by $1.4 million. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and using these to predict raw material parts and components that would be consumed in shipping of manufactured products to meet these sales. Future write-downs may be required based on actual sales achieved and will be recorded when they can be reasonable determined.

Valuation of goodwill and long-lived assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," WorldHeart reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in revenue and/or profits, changes in technology, significant litigation or other items.

        WorldHeart performs an impairment test of goodwill, at least, annually (in accordance with SFAS no. 142 "Goodwill and other Intangible assets). At December 31, 2005, in evaluating whether there was an impairment of goodwill, management compared the carrying amounts of such assets with the related enterprise value. Enterprise value was used to measure the value of the goodwill. Estimates of the enterprise value at December 31, 2005 were determined in part by a discounted cash flow valuation using estimates of revenue and net income, a 30% discount rate and an eight-year period. The fair value method and the revenue multiples method were also factored into the estimate of enterprise value. Upon completion of its goodwill impairment test, WorldHeart determined that the entire amount of the Novacor goodwill was impaired. A goodwill impairment charge of $17.2 million was recorded in 2005. There was no goodwill as of December 31, 2007 and 2006.

Stock Based Compensation

        WorldHeart accounts for its stock option plan in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation, Revised." Stock options issued to employees and in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. The fair value of options granted is determined using the Black-Scholes model. Use of this model requires management estimates and assumptions regarding: expected option life (estimated at six years), volatility (based on historical average daily stock prices), risk free interest rate (estimated based on United States Treasury rates), and dividend yields (nil). Option forfeitures are estimated at 15% based on our historical forfeiture rates.

OUTSTANDING SHARE DATA

        The outstanding share data as at December 31, 2007, 2006, and 2005, is adjusted to reflect the one for ten reverse stock split completed in May 2007, is as follows:

	Number of shares outstanding
	2007	2006	2005
Common shares	11,507,275	11,507,275	5,547,955
Options to purchase common shares	1,040,644	662,140	680,380
Warrants to purchase common shares	1,909,876	1,242,778	1,304,836
Debentures convertible to common shares	571,722	—	—
Accrued interest convertible to common shares	2,540	—	—

        On December 11, 2007, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is convertible into Corporation common shares at Abiomed's option, in whole or in part, at approximately $1.75 per share and is subject to anti-dilution adjustments in the event that the Corporation issues securities at a lower effective price, at any time. The note will accrue interest at 8% per annum, which is payable upon payment or conversion of the note, and the interest may also be converted into common shares at the then market value, at the option of Abiomed. During the fourth quarter of 2006, 5,620,000 common shares were issued in a private placement transaction. The 2006 reduction in warrants was primarily due to 12,571 warrants repurchased by the Corporation during 2006 and expiration of approximately 25,400 warrants in 2007. In conjunction with the acquisition of MedQuest in July 2005, 1,065,500 warrants were exercised and 1,089,110 debentures were converted into common shares. On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, Corporation issued to Abiomed a 5-year warrant to purchase up to 3,400,000 common shares of Corporation, exercisable at $0.01 per share. Until the funding of the second tranche on January 3, 2008, the warrant was exercisable with respect to only 680,000 common shares of Corporation. Following the funding of the second tranche on January 3, 2008, the warrant was exercisable for an additional 2,720,000 common shares of the Corporation. Until and unless shareholder approval has been received, the exercise of the Warrant, together with any conversion of the Note, is limited to 19.9% of WorldHeart's common shares outstanding on December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to convert any part of the Note and not to exercise any part of the warrant until April 30, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Corporation's consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after January 1, 2008 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Corporation has not elected the fair value option for eligible items that existed as of January 1, 2008.

        In June 2007, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" that would require nonrefundable advance payments made by the Corporation for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Corporation. The Corporation does not expect EITF Issue No. 07-3 to have a material impact on WorldHeart's consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For WorldHeart, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Corporation does not expect SFAS No. 141R to have a material impact on WorldHeart's financial statements, in the near term.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For WorldHeart, SFAS No. 160 is effective beginning January 1, 2009. The Corporation does not expect SFAS No. 160R to have a material impact on WorldHeart's financial statements, in the near term.

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Corporation is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Corporation's consolidated results of operations or financial condition.

Item 7.    Financial Statements.

        The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB on pages F-1 to F-34.

Item 8.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

        On May 9, 2007, PricewaterhouseCoopers LLP finalized its notification to World Heart that it would not stand for re-election as WorldHeart's independent auditors. PricewaterhouseCoopers LLP have been the Corporation's auditors since its inception, and WorldHeart was primarily serviced from PricewaterhouseCoopers LLP's offices in Ottawa, Canada, the original location of WorldHeart's head office. However, with the move of WorldHeart's head office to California, PricewaterhouseCoopers LLP and WorldHeart found it increasingly challenging to efficiently serve WorldHeart. The decision to change accounting firms was approved by the Audit Committee of the Corporation's Board of Directors and the change in auditors became effective after the filing of the Corporation's 10-QSB on May 14, 2007.

        PricewaterhouseCoopers LLP's reports on WorldHeart's financial statements for the fiscal years ended December 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their opinions were modified with respect to uncertainty regarding the ability of WorldHeart to continue as a going concern.

        During WorldHeart's two most recent fiscal years and through the subsequent interim period prior to May 14, 2007: (i) there were no disagreements between WorldHeart and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements(s) if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement(s) in connection with its report; and (ii) there were no "reportable events," as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

        World Heart provided PricewaterhouseCoopers LLP with a copy of its Current Report on Form 8-K, and requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether PricewaterhouseCoopers LLP agreed with the above statements. A copy of this letter, dated May 14, 2007, is filed as Exhibit 16.1 hereto.

        On May 9, 2007, World Heart engaged the registered public accounting firm of Burr, Pilger & Mayer LLP as its new independent auditor. World Heart has not consulted with Burr, Pilger & Mayer LLP, during World Heart's two most recent fiscal years or subsequent interim period prior to May 14, 2007, regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B, except that Burr, Pilger & Mayer LLP provided input to World Heart with respect to the preparation of the income tax note in World Heart's audited financial statements included in its Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006.

        Several accounting firms were contacted by WorldHeart and audit proposals were discussed. The Audit Committee's decision to engage a regional accounting firm, that specializes in audits of smaller pubic companies, was primarily related to WorldHeart's continued consolidation of its operations in the United States, including its plans to reincorporate in the United States. The Audit Committee believes that, as WorldHeart is a relatively small, primarily domestic, public company, it may be better serviced by a regional accounting firm.

Item 8A(T).    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Changes in internal controls over financial reporting:    There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

        Management's Annual Report on Internal Control Over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide no reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that as of December 31, 2007 our internal control over financial reporting is effective. The Corporation engaged an outside consulting firm specializing in Sarbanes-Oxley Act of 2002, section 404 compliance starting the process of establishing compliance with Public Company Accounting Oversight Board (PCAOB) audit standard #5.

        This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Item 8B.    Other Information.

        None.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

        The information relating to our directors, nominees for election as directors, and executive officers under the headings "Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

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

Item 10.    Executive Compensation.

        The discussion under the heading "Report on Executive Compensation and Composition of the Compensation Committee", "Compensation of Executive Officers", "Summary Compensation Table", "Narrative Disclosures to Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Director Compensation Table" and "Narrative Disclosure to Director Compensation Table" in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The discussion under the heading Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

        The discussion under the heading U.S. "Certain Relationships and Related Transactions, and Director Independence" in our definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13.    Exhibits

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	Amendment to Articles, dated May 30, 2007 (incorporated by reference to the Corporation's report on Form 8-K dated May 31, 2007 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).

Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)
Exhibit 4.2
Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.3
Warrant Indenture, dated September 22, 2003, between the Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.4	U.S. Purchase Agreement for Units, dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5
Agency Agreement, dated September 22, 2003, between the Corporation and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512) ).
Exhibit 4.7
Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 4.9
Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 4.10
Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 4.11
Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation's Form S-3 (Commission File No. 333-138872) ).
Exhibit 4.12
Form of Purchase Agreement, dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Report on Form S-3 (Commission File No. 333-138872) ).
Exhibit 10.1
Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.2
Consulting Agreement, dated July 13, 2004, between the Corporation and Synergistic Business Solutions (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).
Exhibit 10.3
Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).

Exhibit 10.4
Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak (incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).
Exhibit 10.5
Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation's Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).
Exhibit 10.6
Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).
Exhibit 10.7
Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 10.8
Letter Agreement, dated May 19, 2005, between the Corporation and John Vajda (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882) ).
Exhibit 10.9
Letter Agreement dated May 27, 2005, between the Corporation and A. Richard Juelis (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11
License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).
Exhibit 10.12
License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).
Exhibit 10.13
License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).
Exhibit 10.14
Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).
Exhibit 10.15
World Heart Corporation 2006 Equity Incentive Plan (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated December 20, 2006 (Commission File No. 000-28882)).
Exhibit 10.16
Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882) ).

Exhibit 10.17
Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882) ).
Exhibit 10.18
Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).
Exhibit 10.19	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).
Exhibit 10.20
Incentive Compensation Agreement with A. Richard Juelis, dated April 6, 2007 (incorporated by reference to Exhibit 10.20 to the Corporation's Form 10-QSB for the quarter ended March 31, 2007 (Commission File No. 000-28882)).
Exhibit 10.21
Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the Corporation's Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).
Exhibit 10.22
Employment Agreement by and among World Heart Corporation and David Pellone. (filed as an exhibit to the Current Report on Form 8-K filed on September 4, 2007 and incorporated herein by reference (Commission File No. 000-28882) ).
Exhibit 10.23
Note Purchase Agreement dated December 11, 2007 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.24
8% Secured Convertible Promissory Note dated December 11, 2007 (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.25
Canadian Security Agreement dated December 11, 2007 between the registrant ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.26
U.S. Security Agreement dated December 11, 2007 between World Heart Inc., a wholly-owned subsidiary of the registrant, and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.27	Common Shares Warrant dated December 11, 2007 (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.28
Clinical and Marketing Support Services Agreement dated December 11, 2007 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).

Exhibit 10.29
Registration Rights Agreement dated December 11, 2007 between the registrant and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 14.1
Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation's Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).
Exhibit 16.1	Letter Regarding Change in Certifying Accountant (filed as an exhibit to the Current Report on Form 8-K filed on May 14, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.*
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP.*
Exhibit 23.2	Consent of Independent Auditors—Pricewaterhouse Coopers LLP.*
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB).*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

*
Filed herewith

Item 14.    Principal Accountant Fees and Services.

        The discussion under the heading "Appointment of Auditors" in our definitive proxy statement for the 2008 Annual Meeting of Shareholders in incorporated herein by reference to such proxy statement.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)
By /s/ JAL S. JASSAWALLA President and Chief Executive Officer (Signature and Title)
Date: March 27, 2008

        We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JAL S. JASSAWALLA and DAVID PELLONE and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JAL S. JASSAWALLA Jal S. Jassawalla	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2008
/s/ DAVID PELLONE David Pellone	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 27, 2008
/s/ MICHAEL S. ESTES Michael S. Estes, Ph.D.	Chairman of the Board and Director	March 27, 2008
/s/ WILLIAM C. GARRIOCK William C. Garriock	Director	March 27, 2008
/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 27, 2008
/s/ GARY W. GOERTZ Gary W. Goertz	Director	March 27, 2008

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	Amendment to Articles, dated May 30, 2007 (incorporated by reference to the Corporation's report on Form 8-K dated May 31, 2007 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 4.2
Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.3
Warrant Indenture, dated September 22, 2003, between the Corporation and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.4	U.S. Purchase Agreement for Units, dated September 22, 2003 (incorporated by reference to Exhibit 4.4 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 4.5
Agency Agreement, dated September 22, 2003, between the Corporation and Research Capital Corporation (incorporated by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512) ).
Exhibit 4.7
Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 4.9
Purchase Agreement, dated as of January 31, 2005, between the Corporation and Maverick Venture Management, LLC (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 4.10
Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 4.11
Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation's Form S-3 (Commission File No. 333-138872) ).
Exhibit 4.12
Form of Purchase Agreement, dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Report on Form S-3 (Commission File No. 333-138872) ).

Exhibit 10.1
Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.2
Consulting Agreement, dated July 13, 2004, between the Corporation and Synergistic Business Solutions (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).
Exhibit 10.3
Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).
Exhibit 10.4
Letter Agreement, dated October 6, 2003, as amended on October 12, 2004, between the Corporation and John Marinchak (incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).
Exhibit 10.5
Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation's Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).
Exhibit 10.6
Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).
Exhibit 10.7
Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 10.8
Letter Agreement, dated May 19, 2005, between the Corporation and John Vajda (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the year ended June 30, 2005 (Commission File No. 000-28882) ).
Exhibit 10.9
Letter Agreement dated May 27, 2005, between the Corporation and A. Richard Juelis (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 10.10	Form of indemnification agreement (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 10.11
License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).
Exhibit 10.12
License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).
Exhibit 10.13
License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.14
Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).
Exhibit 10.15
World Heart Corporation 2006 Equity Incentive Plan (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated December 20, 2006 (Commission File No. 000-28882)).
Exhibit 10.16
Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882) ).
Exhibit 10.17
Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882) ).
Exhibit 10.18
Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).
Exhibit 10.19	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).
Exhibit 10.20
Incentive Compensation Agreement with A. Richard Juelis, dated April 6, 2007 (incorporated by reference to Exhibit 10.20 to the Corporation's Form 10-QSB for the quarter ended March 31, 2007 (Commission File No. 000-28882)).
Exhibit 10.21
Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the Corporation's Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).
Exhibit 10.22
Employment Agreement by and among World Heart Corporation and David Pellone. (filed as an exhibit to the Current Report on Form 8-K filed on September 4, 2007 and incorporated herein by reference (Commission File No. 000-28882) ).
Exhibit 10.23
Note Purchase Agreement dated December 11, 2007 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.24
8% Secured Convertible Promissory Note dated December 11, 2007 (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.25
Canadian Security Agreement dated December 11, 2007 between the registrant ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.26
U.S. Security Agreement dated December 11, 2007 between World Heart Inc., a wholly-owned subsidiary of the registrant, and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).

Exhibit 10.27	Common Shares Warrant dated December 11, 2007 (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.28
Clinical and Marketing Support Services Agreement dated December 11, 2007 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 10.29
Registration Rights Agreement dated December 11, 2007 between the registrant and ABIOMED, Inc. (filed as an exhibit to the Current Report on Form 8-K filed on December 13, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 14.1
Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation's Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).
Exhibit 16.1	Letter Regarding Change in Certifying Accountant (filed as an exhibit to the Current Report on Form 8-K filed on May 14, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.*
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP.*
Exhibit 23.2	Consent of Independent Auditors—Pricewaterhouse Coopers LLP.*
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB).*
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

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

        The 2007 consolidated financial statements were audited by Burr, Pilger & Mayer LLP, the 2006 and 2005 financial statements were audited by Pricewaterhouse Coopers LLP, the external auditors, on behalf of the shareholders.

Original signed by:	Original signed by:
Jal S. Jassawalla	David Pellone
Chief Executive Officer	Chief Financial Officer

March 27, 2008

AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of World Heart Corporation:

        We have audited the accompanying consolidated balance sheet of World Heart Corporation and its subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of the Corporation's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our audit opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Heart Corporation and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Corporation has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-based Payment.

Burr, Pilger & Mayer LLP

San Francisco, CA
March 20, 2008

AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION

        We have audited the accompanying consolidated balance sheet of World Heart Corporation and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity and cash flow for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Heart Corporation and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Corporation has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ottawa, Canada	PRICEWATERHOUSECOOPERS LLP
March 29, 2007	Chartered Accountants, Licensed Public Accountants

WORLD HEART CORPORATION

CONSOLIDATED BALANCE SHEETS

(United States Dollars)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$664,504	$12,216,671
Trade and other receivables	175,170	2,297,769
Inventory	864,314	3,088,359
Prepaid expenses	191,464	455,902

	1,895,452	18,058,701
Long-term assets
Cash pledged as collateral for lease	—	750,000
Property and equipment	808,383	950,470
Intangible assets	299,340	490,764
Other long-term assets	244,420	247,787

	1,352,143	2,439,021

Total assets	$3,247,595	$20,497,722

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,938,531	$3,526,448
Accrued site restoration	31,000	876,000
Accrued compensation	1,318,091	919,146
Deferred clinical fees	—	309,998
Deferred revenue	50,618	159,801

Total liabilities	3,338,240	5,791,393

Long-term liabilities
Convertible debenture	1,000,000	—

	1,000,000	—

Commitments and Contingencies (Note 14)
Shareholders' equity (deficit)
Common stock, no par value, 11,507,275 shares issued and outstanding at December 31, 2007 and December 31, 2006	290,750,131	290,750,131
Additional paid-in-capital	5,142,339	2,375,497
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(290,697,538)	(272,133,722)

Total shareholders' equity (deficit)	(1,090,645)	14,706,329

Total liabilities and shareholders' equity (deficit)	$3,247,595	$20,497,722

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States Dollars)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenue	$2,575,577	$8,616,038	$11,645,954
Cost of goods sold	(3,368,753)	(10,200,695)	(8,478,855)

Gross profit	(793,176)	(1,584,657)	3,167,099

Operating expenses
Selling, general and administrative	6,336,658	8,664,306	12,041,345
Research and development	9,923,827	9,002,373	7,388,385
Clinical and marketing support	1,755,666	—	—
Restructuring costs	—	646,057	333,030
Amortization of intangibles	191,424	191,424	338,507
Acquired in-process research and development	—	—	18,147,341
Goodwill impairment	—	—	17,179,643

Total operating expenses	18,207,575	18,504,160	55,428,252

Operating loss	(19,000,751)	(20,088,817)	(52,261,152)
Other income (expenses)
Unrealized foreign exchange gain (loss)	(38,486)	54,761	(144,268)
Investment and other income	965,390	191,344	369,671
Loss on disposal of property and equipment	(4,635)	(247,640)	(959)
Interest expense related to beneficial conversion feature	(485,334)	5,303	(797,067)

Net loss	(18,563,816)	(20,085,049)	(52,833,775)
Effect of warrant exchange	—	—	(5,860,250)

Net (loss) applicable to common shareholders	$(18,563,816)	$(20,085,049)	$(58,694,025)

Weighted average number of common shares outstanding basic and diluted	11,507,275	5,822,731	3,336,932
Basic and diluted loss per common share(1)	$(1.61)	$(3.45)	$(17.59)

(1)
Amounts for December 31, 2006 and 2005 have been restated to give effect to a one-for-ten reverse stock split authorized in May 2007.

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(United States Dollars)

	Common Stock(1)
			Additional Paid-in Capital	Cumulative Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity (Deficiency)
	Number	Amount
Balance as at December 31, 2004	1,574,456	214,616,061	11,451,267	(6,285,577)	(193,354,648)	26,427,103
Common shares issued upon exercise of warrants	1,065,500	20,884,420	(10,229,420)	—	—	10,655,000
Common shares issued in private placement	888,889	12,000,000	—	—	—	12,000,000
Common shares issued upon conversion of convertible debentures and interest	1,089,110	14,769,475	(5,821,370)	—	—	8,948,105
Common shares issued to purchase MedQuest assets MedQuest assets	930,000	14,694,000	—	—	—	14,694,000
Effect of warrant exchange	—	—	5,860,250	—	(5,860,250)	—
Non-cash stock compensation	—	—	880,038	—	—	880,038
Registration fees	—	(55,954)	—	—	—	(55,954)
Warrants repurchased	—	—	(2,000)	—	—	(2,000)
Net loss for the year ended December 31, 2005	—	—	—	—	(52,833,775)	(52,833,775)

Balance as at December 31, 2005	5,547,955	276,908,002	2,138,765	(6,285,577)	(252,048,673)	20,712,517
Common shares issued in private placement	5,959,320	14,055,000	—	—	—	14,055,000
Non-cash stock compensation	—	—	237,732	—	—	237,732
Registration fees	—	(212,871)	—	—	—	(212,871)
Warrants repurchased	—	—	(1,000)	—	—	(1,000)
Net loss for the year ended
December 31, 2006	—	—	—	—	(20,085,049)	(20,085,049)

Balance as at December 31, 2006	11,507,275	$290,750,131	2,375,497	$(6,285,577)	$(272,133,722)	$14,706,329
Non-cash stock compensation	—	—	530,161	—	—	530,161
Genesis warrants issued for services	—	—	125	—	—	125
Fair value of beneficial conversion feature for convertible debenture	—	—	480,890	—	—	480,890
Warrants issued in connection with support services agreement	—	—	1,755,666	—	—	1,755,666
Net loss for the year ended December 31, 2007	—	—	—	—	(18,563,816)	(18,563,816)

Balance as at December 31, 2007	11,507,275	$290,750,131	$5,142,339	$(6,285,577)	$(290,697,538)	$(1,090,645)

(1)
Common share amounts have been restated to give effect to a one-for-ten reverse stock split authorized in May 2007.

(The accompanying notes are an integral part of these consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(United States Dollars)

	Year Ended December 31,
CASH FLOWS FROM (USED IN)	2007	2006	2005
Operating activities
Net loss for the period	$(18,563,816)	$(20,085,049)	$(52,833,775)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	677,552	772,803	1,033,441
Loss on disposal of property and equipment	121,213	247,640	959
Acquired in-process research and development	—	—	18,147,341
Goodwill impairment	—	—	17,179,643
Write down on capital	—	176,324	—
Write down of inventory	1,426,183	4,625,824	—
Non-cash expense on stock options	530,286	237,732	880,038
Non-cash interest on debt	480,890	—	778,603
Non-cash expense on warrants	1,755,666	—	—
Long-term receivable	—	—	318,553
Unrealized foreign exchange gain (loss)	63,814	(5,997)	65,168
Change in operating components of working capital	1,442,134	1,847,371	(1,236,970)

Cash used in operating activities	(12,066,078)	(12,183,352)	(15,666,999)

Investing activities
Redemption (purchase) of short-term investments	—	—	4,999,035
Purchase of capital assets	(465,254)	(118,273)	(306,296)
Repayment of bridge loan in connection with MedQuest Acquisition	—	—	(3,500,000)
Transaction costs paid in connection with MedQuest Acquisition	—	—	(1,255,696)

Cash used in investing activities	(465,254)	(118,273)	(62,957)

Financing activities
Convertible debenture proceeds	1,000,000	—	—
Common shares issued through private placement	—	14,055,000	12,000,000
Common shares issued through exercise of warrants	—	—	10,655,000
Repurchase of warrants	—	(1,000)	(2,000)
Payment of expenses related to convertible debentures, financing, exercise of warrants and issuance of shares	—	(212,871)	(55,955)

Cash provided by financing activities	1,000,000	13,841,129	22,597,045

Effect of exchange rates on cash and cash equivalents	(20,835)	15,485	(24,175)

Increase (decrease) in cash and cash equivalents for the period	(11,552,167)	1,554,989	6,842,915
Cash and cash equivalents, beginning of the period	12,216,671	10,661,682	3,818,767

Cash and cash equivalents, end of the period	$664,504	$12,216,671	$10,661,682

Supplementary Cash Flow Information
Income taxes paid	$900	$900	$900
Convertible debentures settled with the issuance of common shares	—	—	8,627,117
Accrued interest on convertible debentures settled with the issuance of common shares	—	—	320,988
Purchase of MedQuest assets with issuance of common shares	—	—	14,694,000

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN

        These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that World Heart Corporation ("WorldHeart" or "the Corporation") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        During the year ended December 31, 2007, the Corporation incurred a net loss of $18.6 million and used cash in its operations of $12.1 million. At December 31, 2007, WorldHeart had cash and cash equivalents of $0.7 million and current liabilities of $3.3 million. The Corporation expects to continue to generate operating losses at least through 2008 and 2009. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

        On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is secured by Corporation and WHI's assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the note. The note is convertible into Corporation common shares at Abiomed's option, in whole or in part, at approximately $1.75 per share and is subject to anti-dilution adjustments in the event that the Corporation issues securities at a lower effective price, at any time. Unless and until shareholder approval for the purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market and the Toronto Stock Exchange has been received, the conversion of the note (including any accrued interest), together with any exercise of the warrant issued to Abiomed, is limited such that Abiomed will not hold more than 19.9% of Corporation's common shares outstanding at December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to convert any part of the Note and not to exercise any part of the warrant until April 30, 2008. The note will accrue interest at 8% per annum, which is payable upon payment or conversion of the note, and the interest may also be converted into common shares at the then market value, at the option of Abiomed. After December 11, 2009, the note is payable on demand, or subject to fulfillment of certain conditions, at Corporation's option.

        Despite the funds received from Abiomed, the Corporation will be required to raise additional capital to allow for the on-going satisfaction of its obligations on a timely basis. WorldHeart intends to explore various financing alternatives, including equity financing transactions and corporate collaborations, during 2008 to meet this cash requirement. Equity financings could include, but are not limited to, private investments in public equity transactions or strategic equity investments by interested companies. Corporate collaborations could include licensing our products for upfront and milestone payments, or co-development and co-funding of our products. There can be no assurance that the alternatives the Corporation plans to explore will be successful.

        These consolidated financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. These adjustments could be material.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NATURE OF OPERATIONS OF THE CORPORATION

        WorldHeart is developing mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. WorldHeart currently derives its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment which it manufactures and sells directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries. The Corporation is focusing on the development of its next-generation Levacor Rotary VAD and expects to realize cost recoveries in 2008 from the use of Levacor in FDA conditional approved "pivotal clinical trials". Such recoveries are expected to be an important part of our overall operating cash flows.

3. SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of presentation

        These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries; WHI and World Heart B.V. All material intercompany transactions and balances have been eliminated.

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

  (c) Cash equivalents

        Cash equivalents and short-term investments include money market funds, debt instruments of commercial enterprises, financial institutions and government entities. The Corporation has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. As of December 31, 2007 and 2006 there are no short-term investments.

  (d) Inventory

        Inventory is valued at the lower of average cost or net realizable value.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (e) Capital assets

        Capital assets are recorded at cost. Amortization is calculated using the following rates and bases:

Furniture and fixtures	20% declining balance
Computer equipment and software	30% declining balance
Manufacturing and research equipment	30% declining balance
Leasehold improvements	Straight-line over the shorter of the lease term or estimated life

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

  (f) Goodwill and other intangible assets

        Goodwill and intangible assets with an indefinite life are not amortized but are tested for impairment on at least an annual basis as required under Statement of Financial Accounting Standard No. 142 ("SFAS 142"). Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter.

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

        The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including the Corporation's market capitalization, present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss). This test is performed on the last business day of December in each year.

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

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

        The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the statute of limitations remained open.

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

        For multiple-element offerings, where VSOE has been established, the Corporation allocates the proceeds to the elements based on their relative fair values. Revenue from each element is recognized when the product is delivered or services rendered. The Corporation provides for returns based on prior experience. The cost of implant kits and equipment is charged to cost of sales upon delivery. The Corporation also rents certain in-hospital equipment to customers. Rental income is included in revenue when earned.

        The Corporation has provided certain customers with deferred payment terms. Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

  (j) Stock-based compensation

        Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) ("SFAS 123 (R)"), "Share—Based Payment". SFAS 123(R) requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. WorldHeart recognizes the stock compensation expense over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

        WorldHeart has elected the modified prospective transition method for adopting SFAS 123 (R). Under this method, the provisions of SFAS 123 (R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006, the date of

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 123 (R) adoption by the Corporation, are also recognized as an expense in the calculation of net income.

        Prior to January 1, 2006, the Corporation accounted for its stock option plan in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," and Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees." No compensation expense was recognized when shares were issued at prevailing market prices or options were issued to employees with exercise prices at the grant date equal to prevailing market prices. Any consideration paid by employees on the exercise of stock options or purchase of capital stock was credited to share capital.

  (k) Research and development costs

        Research and development costs, including research performed under contract by third parties, are expensed as incurred. The Levacor Rotary VAD product was initially shipped to clinical centers during the fourth quarter of 2006 and has been paid for by those centers. WorldHeart had treated these payments as deferred clinical fees at December 31, 2006. In 2007, these payments were recognized as other income.

  (l) Government assistance

        Government assistance is recognized when the expenditures that qualify for assistance are made and the Corporation has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable. The Corporation did not receive any government assistance for the years ended December 31 2007, 2006 and 2005.

  (m) Foreign currency translation and functional currency

        The consolidated financial statements of the Corporation are presented in U.S. dollars. Since January 1, 2004, the functional currency of the Corporation has been the US dollar. The financial statements of the Corporation's subsidiaries are translated into U.S. dollars as follows: monetary assets and liabilities are translated at exchange rates prevailing at the balance sheet date; non-monetary items and any related amortization of such items are translated at the rates of exchange in effect when the assets were acquired or obligations incurred; and all income and expense items are translated at average exchange rates prevailing during the year. Exchange gains and losses are included in net loss for the year.

  (n) Reclassification

        The accompanying consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on shareholders' equity, working capital, gross profit or net income.

        The Corporation has reclassified some prepaid expenses from December 31, 2006 to conform with the 2007 presentation of other long-term assets. As a result of this reclassification, December 31, 2006,

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

prepaid expense was reduced by, and other long-term assets were increased by, $247,787. This reclassification had no impact on results of operations, cash flows from operations, earnings per share, total current assets, total assets, or shareholders' equity.

  (o) Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the years ended December 31, 2007, 2006 and 2005, basic earnings per share is the same as diluted earnings per share as a result of the Company's common stock equivalents being anti-dilutive due to the Company's net loss.

  (p) Shipping and Handling Costs

        Shipping and handling costs are billed to customers and recovered from the customers and recorded as credit to freight costs.

4. REVERSE STOCK SPLIT

        On May 30, 2007, the Corporation announced that it effected a one-for-ten reverse stock split of its capital stock. The reverse stock split was previously approved by the Corporation's Board of Directors and by the Corporation's shareholders.

        Pursuant to the reverse stock split, each holder of the Corporation's common shares on May 30, 2007, the date of effectiveness of the reverse stock split, became entitled to receive one new common share in exchange for every ten old common shares held by such shareholder.

        The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

5. INVENTORY

	December 31,
	2007	2006
Raw Materials	$231,850	$266,182
Work in progress	280,363	1,219,133
Finished goods	352,101	1,603,044

	$864,314	$3,088,359

        Inventory or consignment at customer sites at December 31, 2007 and 2006 was $121,700 and $33,430, respectively.

6. PROPERTY AND EQUIPMENT

        During 2007 the Corporation wrote-off certain of its property and equipment and booked $121,213 as a loss on the disposal of property and equipment. During 2006, the Corporation wrote-off certain of its property and equipment. $247,640 was booked as a loss on the disposal of property and equipment

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY AND EQUIPMENT (Continued)

and $176,324 was written off as restructuring costs. During 2005, the Corporation recorded $959 as a loss on disposal of property and equipment.

	2007
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$139,977	$(98,667)	$41,310
Computer equipment and software	601,873	(436,946)	164,927
Manufacturing and research equipment	2,276,771	(1,911,041)	365,730
Leasehold improvements	509,848	(273,432)	236,416

	$3,528,469	$(2,720,086)	$808,383

	2006
	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$183,857	$(100,824)	$83,033
Computer equipment and software	564,609	(369,531)	195,078
Manufacturing and research equipment	3,223,634	(2,551,275)	672,359
Leasehold improvements	267,980	(267,980)	—

	$4,240,080	$(3,289,610)	$950,470

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $486,128 and $581,379 and $671,366, respectively.

7. INTENTIONALLY LEFT BLANK

8. INTANGIBLE ASSETS

        The cost and accumulated amortization of the Corporation's intangible assets as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	4,837,902	299,340

	$11,328,940	$11,029,600	$299,340

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

	December 31, 2006
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	4,646,478	490,764

	$11,328,940	$10,838,176	$490,764

        The net book value of other intangible assets of $299,340, $490,764 and $682,188 at December 31, 2007, 2006 and 2005, respectively, relate to the $765,669 value assigned to the MedQuest workforce acquired in July 2005, and are net of $191,424, $191,424 and $83,481 in amortization expense recognized in 2007, 2006, and 2005 respectively. The purchased technology and other intangible assets that relate to the Corporation's Novacor product have been fully amortized since December 2005.

9. INDIRECT TAXES PAYABLE

        The Corporation accrued $832,000 in 2004 related to a sales tax assessment received from the Province of Ontario during that year. The amount was included in research and development expenses in 2004 as the assessment related to taxes assessed on certain of those expenses incurred in the prior years. The Corporation paid $488,918 during 2005, and appealed the tax assessment. In March 2007, WorldHeart received a letter from the Ministry of Finance for Ontario recommending a resolution of the appeal with a favorable outcome for WorldHeart. The Corporation recorded the effect of this outcome at December 31, 2006, resulting in a net receivable from the Ministry of $391,000. A refund of $455,000 was received from the Ministry of Finance for Ontario in April 2007.

10. SHAREHOLDERS' EQUITY

  Common shares

        Authorized common shares of the Corporation consist of an unlimited number of shares with no par value.

  Preferred Shares

        Authorized preferred shares of the Corporation consist of an unlimited number of shares issuable in series. WorldHeart had no outstanding preferred shares at December 31, 2007, 2006 and 2005.

  Employee Stock Option Plan

        The Corporation has an employee stock option plan (ESOP). The maximum number of shares reserved and set aside under options to eligible persons pursuant to the ESOP could not exceed 150,186 common shares. At December 31, 2004, options for 78,905 common shares were granted. In addition, on September 23, 2004, the Corporation granted, subject to shareholder approval, an increase in the number of options available under the plan to 238,373 common shares to employees, officers, directors and consultants, and granted additional options to employees, officers, directors and consultants. This grant was conditional on the forfeiture by the employees, officers, directors and consultants of 25,169 options for common shares already issued and outstanding under the ESOP. The maximum number of common shares at any time available for issuance under the ESOP, or pursuant to

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

other outstanding options, to any one person was 5% of the common shares then issued and outstanding. The Compensation Committee appointed by the Board of Directors administers the ESOP. The exercise price for all options issued under the ESOP was based on the fair market value of the common share price which is the closing price quoted on the Nasdaq Stock Exchange on the last trading day before the date of grant. The options generally vest annually in equal portions over either a five-year period or a three-year period and must be exercised within a four-year to a six-year period from each date of vesting.

        On July 18, 2005, shareholders approved two resolutions amending the ESOP. The first resolution increased the number of common shares of the Corporation reserved for issuance from 150,186 common shares to 977,251 common shares. Shareholders also approved the second resolution to remove the restriction providing that the aggregate number of options reserved for issuance to any one person shall not exceed 5% of the issued and outstanding common shares.

        On December 21, 2005, the Board of Directors of WorldHeart approved the accelerated vesting of all outstanding stock options held by current employees or consultants, except for the options held by the non-employee members of the Board of Directors. The accelerated options had exercise prices ranging from $9.80 to $599.95 per share and a weighted average exercise price of $17.70 per share. The purpose of the acceleration of vesting was to improve employee morale and to minimize the amount of compensation expense in future periods following the adoption of SFAS 123 (R) by WorldHeart.

        Of the 680,000 options to purchase shares of the Corporation's common shares, 630,000 options became immediately exercisable on December 21, 2005 as a result of the acceleration. Vesting was not accelerated for 52,000 options previously granted to non-employee directors. No changes were made to the exercise price of any outstanding options.

        On December 20, 2006, the Corporation's shareholders approved the 2006 Equity Incentive Plan, which amended and restated the World Heart Corporation Employee Stock Option Plan, to allow the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options, under the Plan and to increase the number of common shares reserved pursuant to the Plan by an additional 500,000 shares. The 977,251 common shares available under the Plan prior to the amendment and restatement were registered on Forms S-8 filed with the Securities and Exchange Commission on June 21, 2001 (No. 333-63580) and April 13, 2006 (No. 333-133258). The additional 500,000 shares approved by the shareholders on December 20, 2006, were registered on Form S-8 on January 17, 2007 (No. 333-7140041).

        On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus plan for its employees. The bonus will be earned based on achievement of goals related to the Corporation's business. The maximum bonus is approximately $848,000 and will be paid 25% in cash and 75% in common shares. The total award is paid twenty-five percent (25%) in cash and seventy-five percent (75%) in the Corporation's common shares (determined by dividing the cash equivalent of the bonus by the price per share on the day before the date of grant. The cash and stock payments are fully vested when paid, which shall be as soon as possible after the Compensation Committee determines that the performance goals have been achieved, but no later than March 15, 2008. The Corporation estimates the earned bonus, based on achievement of goals, to be approximately $635,000 and has recorded such amount as expense in 2007 and a liability at December 31, 2007.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

        On May 30, 2007, the Corporation's Board of Directors and shareholders approved the filing of articles of amendment to effect a one-for-ten reverse stock split of its capital stock. Pursuant to the reverse stock split, each holder of the Corporation's common shares on May 30, 2007, the date of effectiveness of the reverse stock split, became entitled to receive one new common share in exchange for every ten old common shares held by such shareholder. The effect of he reverse split has been retroactively applied throughout the financial staments and footnotes contained herein.

Stock-based Compensation

        On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 are recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2007 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

        WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the years ended December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
Selling, general and administrative	$361,317	$233,890
Research and development	168,844	3,842

	$530,161	$237,732

        The unrecognized expense of awards not yet vested was $827,464 and the related stock-based compensation expense will be recognized over the following eleven quarters beginning January 1, 2008.

        The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at December 31, 2007. At December 31, 2007, the aggregate intrinsic value of all outstanding options was $12,300 with a weighted average remaining contractual term of approximately 6.2 years. Of the 1,040,644 outstanding options, exercisable options were 669,453 with a weighted average remaining contractual life of 5.0 years and 371,191 were unvested with a weighted average remaining contractual life of 8.3 years. No options were exercised under our stock option plan during 2007.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

        A summary of the status and changes of our non-vested options related to our ESOP as of the year ended December 31, 2007 is presented below. The weighted average grant date fair value on non-vested shares represent the gross value of unvested options.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	29,350	$9.50
Granted	388,700	3.02
Vested	(42,158)	7.23
Forfeited	(4,700)	7.68

Nonvested at Decmeber 31, 2007	371,191	$3.00

Valuation Assumptions

        WorldHeart calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 was $3.02, $8.40 and $9.40, respectively. For 2007, 2006 and 2005, the following weighted average assumptions were utilized:

	2007	2006	2005
Expected option life, in years	5.5	5.5	6
Volatility	99%	95%	83%
Risk free interest rate	5.0%	4.52%	4.17%
Dividend yield	Nil	Nil	Nil

        The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Corporation's common shares over the period commensurate with the expected life of the options. The risk free interest rate is based on average rates for five and seven year treasury notes as published by the Federal Reserve.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

  Stock Option and Warrant Activity

        The following table summarizes the number of options and warrants outstanding and the weighted average exercise prices:

	Employees		Non-Employees
	Options #	Weighted average exercise price $	Options #	Weighted average exercise price $	Warrants #	Weighted average exercise price $	Total #
Outstanding at December 31, 2004	75,087	118.50	3,818	136.80	2,442,423	41.50	2,521,328
Granted	579,914	12.72	58,800	13.30	—	—	638,714
Exercised	—	—	—	—	(1,065,500)	15.50	(1,065,500)
Repurchased	—	—	—	—	(72,087)	59.30	(72,087)
Cancelled	(36,769)	157.40	(470)	81.90	—	—	(37,238)

Outstanding at December 31, 2005	618,232	16.90	62,148	20.30	1,304,836	61.80	1,985,217
Granted	15,450	10.96	—	—	—	—	15,450
Exercised	—	—	—	—	—	—	—
Repurchased	—	—	—	—	(12,571)	86.10	(12,571)
Expired	(21,568)	98.40	(356)	419.10	(49,487)	143.50	(71,411)
Forfeited	(11,766)	12.70	—	—	—	—	(11,766)

Outstanding at December 31, 2006	600,349	12.30	61,792	18.00	1,242,778	58.22	1,904,918
Granted	351,200	3.93	37,500	3.87	692,500	0.07	1,081,200
Expired	(4,974)	300.00	(2,189)	116.70	(25,402)	108.33	(32,565)
Forfeited	(3,034)	5.54	—	—	—	—	(3,034)

Outstanding at December 31, 2007	943,541	$11.71	97,103	$10.57	1,909,876	$4.84	2,950,519

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2005	$16.90	$20.30	$61.80
December 31, 2006	$17.80	$15.30	$58.20
December 31, 2007	$16.08	$13.25	$4.84
Number of exercisable options and warrants:
December 31, 2005	566,222	62,148	1,304,836
December 31, 2006	571,889	61,792	1,242,778
December 31, 2007	601,410	68,043	1,909,876
Range of exercise prices of all options and warrants at December 31, 2007:
From	$2.31	$3.40	$0.01
To	$599.00	$599.00	$113.30
Range of expiry dates of all options and warrants at December 31, 2007:
From	Jan. 4, 2008	Jan. 1, 2008	Jan. 29, 2008
To	Aug. 28, 2017	Mar. 17, 2017	Apr. 13, 2014

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
$.01 to $2.35	695,300	$0.06	5.1
$2.36 to $3.60	68,600	$3.39	8.2
$3.61 to $4.20	313,600	$4.10	8.2
$4.21 to $12.00	112,634	$11.13	4.9
$12.01 to $15.50	540,678	$13.74	5.0
$15.51 to $75.50	1,144,442	$75.07	0.7
$75.51 to $115.00	73,444	$106.12	0.5
$115.01 to $599	1,822	$310.58	0.4

	2,950,520	$35.42	3.7

        The above table summarizes information about the outstanding options and warrants as at December 31, 2007:

        The pro forma net loss and net loss per share in the table below reflects for fiscal 2005 (before the adoptions of FAS 123R in January 2006), approximately $5.8 million of compensation expense recorded

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

with $3.4 million due to WorldHeart's acceleration of unvested, out-of-the-money options in December 2005 and $1.5 million due to options vesting during 2005.

2005
Net loss applicable to common shareholders	$(58,694,025)
Adjustment for stock-based costs under the fair value method	(4,970,236)

Adjusted pro forma net loss	$(63,664,261)

Reported basic and diluted loss per share	$17.60

Pro forma basic loss per share	$19.08

11. RESTRUCTURING

        As of December 31, 2007, all balances in accrued liabilities related to the 2006 restructuring were paid.

        On November 14, 2006, in response to the changing market demand for its first-generation Novacor LVAS, the Corporation approved a plan to restructure its business reducing its spending and refocusing on development of its Levacor Rotary VAD. The Corporation completed the majority of the restructuring by December 31, 2006.

        Restructuring costs through December 31, 2006, were as follows:

	Employee Severance	Fixed Asset Write down	Total
Costs accrued during 2006	$469,733	$176,324	$646,057
Costs paid or settled in 2006	(90,686)	(176,324)	(267,010)

Balance in accrued liabilities at December 31, 2006	$379,047	$—	$379,047

        In addition, the Corporation wrote off approximately $4.6 million of raw material, in-process and finished goods inventory associated with the Novacor LVAS product in the third and fourth quarter of 2006, which management has determined will not be utilized in future periods.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LOSS PER COMMON SHARE

        For all of the years presented, diluted loss per share equals basic loss per share due to the anti-dilutive effect of convertible debentures, options and warrants, as applicable.

	Number of common shares to be issued on exercise or conversion
	2007	2006	2005
Employee and non-employee stock options	1,040,644	662,140	680,380
Warrants	1,909,876	1,242,778	1,304,836
Convertible debentures	571,722	—	—

Total potentially dilutive instruments	3,522,242	1,904,918	1,985,216

13. INCOME TAXES

        The Corporation operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. The Corporation had both a financial accounting and tax basis loss for the year ended December 31, 2007 and has no provision for income taxes for the year.

        A reconciliation of the combined Canadian federal and provincial income tax rate with the Corporation's effective tax rate is as follows:

	December 31,
	2007	2006	2005
Canadian loss	$(2,747,758)	$(874,000)	$(26,813,000)
United States' loss	(14,823,232)	(19,126,000)	(24,169,000)
European loss	(992,825)	(85,000)	(1,852,000)

Loss before income taxes	(18,563,815)	(20,085,000)	(52,834,000)
Expected statutory rate	32.12%	32.12%	36.12%
Expected recovery of income tax	(5,962,697)	(6,450,000)	(19,084,000)
Effect of foreign tax rate differences	(261,869)	(1,492,000)	(1,281,000)
Permanent differences	308,550	(860,000)	6,354,000
Change in valuation allowance	7,114,790	8,358,000	15,240,000
Effect of changes in carry forwards	(3,370,065)	4,218,000	371,000
Effect of tax rate changes	—	(4,403,000)	—
Effect of exchange rate differences	2,171,291	629,000	(1,600,000)

Recovery of income taxes	$—	$—	$—

        The Canadian statutory rate was 32.12% for 2006 and 2007 and was 36.16% for 2005. For the years ended December 31, 2006 and 2005, the permanent differences relate primarily to imputed interest expense on the Preferred Shares and goodwill amortization.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	2007	2006	2005
Deferred tax assets:
SR&ED expenditures	$—	$12,300,000	$10,410,000
Net operating losses	38,027,000	56,797,000	45,810,000
Investment tax credits	1,119,000	5,825,000	5,610,000
Share issue costs	—	704,000	5,240,000
Asset basis differences	6,658,000	7,526,000	7,740,000

	45,804,000	83,152,000	74,810,000
Less: valuation allowance	(45,804,000)	(83,152,000)	(74,810,000)

Deferred tax liabilities:
Asset basis differences	—	—	—

Net deferred income tax liability	$—	$—	$—

        As at December 31, 2007, the Corporation has unclaimed Scientific Research and Experimental Development (SR&ED) expenditures, income tax loss carryforwards and investment tax credits that were eliminated per FIN 48 analysis. As a result of the adoption of FIN 48 in 2007, management determined that the Canadian and European deferred tax assets, totaling $45.3 million, were not likely to be realized and they have been derecognized. The valuation allowance previously associated with these deferred tax assets has also been eliminated.

	2007	2006	2005
SR&ED expenditures—carried forward without expiry	$—	$28,684,000	$28,816,205
Income tax loss carryforwards:
Federal (Canada) (expire 2006-2026)	—	55,288,000	61,484,493
Provincial (expire 2006-2025)	—	54,859,000	62,568,187
United States (expire 2010-2026)	95,959,000	82,354,000	62,400,000
Europe	—	3,148,000	3,103,820
Investment tax credits (expire 2006-2012)	—	7,093,000	7,203,480

        Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The cumulative effect of adopting FIN No. 48 resulted in no FIN No. 48 liability on the balance sheet. At the adoption date of January 1, 2007, the Corporation had $45.3 million of unrecognized tax benefits.

        The Corporation recorded no FIN No. 48 liability for uncertain income tax positions for the period ended December 31, 2007. The Corporation adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are incurred. For the period ended December 31, 2007, no penalties or interest expense related to income tax positions were recognized. As of December 31, 2007, no penalties or interest related to income tax

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

positions were accrued. The Corporation does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Balance at January 1, 2007	$45,342,149
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$45,342,149

        As of December 31, 2007, none of the unrecognized tax benefits could affect the Corporation's income tax provision or effective tax rate.

14. COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

        The Corporation is committed to minimum lease payments for office facilities, equipment, licenses and debt as follows:

Year	Lease payments	Promissory Note	Licenses and other
2008	$540,956	$—	$75,000
2009	545,077	5,000,000	0
2010	530,354	—	0
2011	87,612	—	0
2012	76,091	—	0
Thereafter	6,452

	$1,786,542	$5,000,000	$75,000

        Total rent expense for the years ended December 31, 2007, 2006, and 2005 was $851,746, $972,071 and $1,084,866 respectively.

        WorldHeart's headquarters and manufacturing facilities were previously contained in two buildings in Oakland, California, the lease for which expired on April 30, 2007. On July 20, 2007, WorldHeart and its landlord entered into a compromise agreement, concerning the terms of certain restoration obligations with respect to the premises under the prior lease. Pursuant to the terms of the compromise agreement, WorldHeart was required to perform agreed-upon restoration work on one of the two buildings it occupied under the prior lease, which work was completed as of December 1, 2007. Following completion, the building was returned to the landlord and the new lease became effective with respect to the one remaining building that the Corporation continues to occupy and will expire on December 1, 2010. The restoration obligations were satisfied by the landlord drawing down $750,000 from a letter of credit which was in place in connection with the premises under the prior lease. In

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

addition, the landlord agreed to apply $100,000 of a $150,000 security deposit under the prior lease towards the security deposit under the new lease and has returned the balance, plus all accrued interest, to WorldHeart.

  (b) Novacor LVAS Royalties

        The Corporation is committed under the Novacor LVAS royalty agreement to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments to December 31, 2007 total $1,212,400. In 2006, cumulative royalty payment totaled $1,190,800 and in 2005, they totaled $1,121,225. Royalty payments were $21,600 in 2007, $69,575 in 2006 and $94,041 in 2005.

  (c) Technology Partnerships Canada Contribution Agreement

        During 2002, the Corporation entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Through December 31, 2005, the Corporation claimed funding in the amount of approximately $6.6 million. Effective January 1, 2004, repayment would be in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period they will continue until 2015 or until the maximum is reached, whichever comes first. Royalty expenses for the period ended December 31, 2007 total $15,000. In connection with the agreement, the Corporation also granted TPC 9,286 warrants to purchase an equivalent number of common shares of the Corporation, exercisable until December 4, 2006, at an exercise price of $290.50 per share. These warrants expired, unexercised in December 2006.

  (d) Research Agreement

        Effective April 1, 1996, the Corporation entered into a research agreement with the Cardiovascular Devices Division (CVD) of the Ottawa Heart Institute Research Corporation (Research Agreement) under which the Corporation agreed to fund a substantial portion of CVD's remaining research efforts relating to artificial heart technology. The Corporation acquired joint ownership with CVD of the technology arising from CVD's research under the Research Agreement and an exclusive twenty-five year license to market the product and certain other related technologies for an initial license fee of $147,544 and royalties of 7%. The Corporation is no longer focused on developing or commercializing this technology and as a result is not expected to make any royalty payments to CVD.

        The Corporation's research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2005 or 2006. Additionally, a former officer of WorldHeart currently employed at CVD has made additional claims for certain payments, which WorldHeart disputed. In August 2007, a settlement and release of claims was agreed to between parties. A payment of $245,000 was made to the former officer of WorldHeart resulting in an expense reduction of $300,000, which was expensed and eliminating the accrued liability for this former officer. All receivables and accrued liabilities related to CVD were written off as part of the settlement. The Corporation does not anticipate any future payments under the Research Agreement, as it is not pursuing development of the CVD artificial heart technology.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

  (e) Legal Proceedings

        In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as mentioned below.

        On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen's Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35 million plus costs. The claim was not properly served and to date no proper service has been made. WorldHeart believes this claim to be without merit and intends to vigorously defend it.

15. NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL AND SUPPLEMENTAL CASH FLOW DISCLOSURE

        The net change in operating components of working capital is comprised of:

	December 31,
	2007	2006	2005
Accounts and other receivables	$2,330,362	$1,545,018	$341,768
Prepaid expenses and other long term assets	266,004	74,362	(184,180)
Inventory	802,528	478,877	(103,470)
Accounts payable and accrued liabilities	(2,352,084)	(371,875)	(754,091)
Accrued compensation	395,324	120,989	(536,997)

	$1,442,134	$1,847,371	$(1,236,970)

15. SEGMENTED INFORMATION

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

15. SEGMENTED INFORMATION (Continued)

  Geographic Locations

        The following geographic data provides revenue based on product shipment destination and long-lived assets based on physical location. The Corporation has locations in the United States and Europe:

	2007		2006
	Revenue	Long lived Assets	Revenue	Long lived Assets
United States	$1,843,714	$1,343,743	$5,539,427	$1,397,838
Europe	371,893	8,400	1,948,259	43,396
Canada	259,770	—	865,159	—
Japan	100,200	—	263,193	—

Total	$2,575,577	$1,352,143	$8,616,038	$1,441,234

        During 2007, Thomas Jefferson University Hospital, Syncardia, Cleveland Clinic Foundation and University of Maryland accounted for 15%, 13%, 11% and 11% of revenue respectively. During 2006, LDS Hospital accounted for 13% of revenue and during 2005 Edwards Life Sciences accounted for 5% of revenue.

16. FINANCIAL INSTRUMENTS

        Financial instruments recognized in the balance sheet at December 31, 2007, consist of cash and cash equivalents, trade and other receivables, accounts payable and certain accrued liabilities. The Corporation does not hold or issue financial instruments for trading purposes. During 2007, the Corporation invested all of its excess cash in money market funds.

  (a) Fair value

        The Corporation believes that the carrying values of its financial instruments approximate their fair values because of their short terms to maturity.

  (b) Interest rate risk

        During 2007, all of WorldHeart's investments were in money market funds with no interest rate risk. The Corporation may be subject to interest rate risks in the future if it purchases longer-term investments.

  (c) Foreign exchange risk

        WorldHeart has assets and liabilities in foreign currencies; primarily the Euro and Canadian dollar. The Corporation's current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

  (d) Credit risk

        Financial instruments that potentially subject the Corporation to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Corporation has

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FINANCIAL INSTRUMENTS (Continued)

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

17. NEW ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Corporation's consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Corporation has not elected the fair value option for eligible items that existed as of January 1, 2008.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In June 2007, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" that would require nonrefundable advance payments made by the Corporation for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Corporation. The Corporation does not expect EITF Issue No. 07-3 to have a material impact on WorldHeart's consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For WorldHeart, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Corporation does not expect SFAS No. 141R to have a material impact on WorldHeart's financial statements, in the near term.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For WorldHeart, SFAS No. 160 is effective beginning January 1, 2009. The Corporation does not expect SFAS No. 160R to have a material impact on WorldHeart's financial statements, in the near term.

        In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Corporation is currently evaluating the impacts and disclosures of this standard, but

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

would not expect EITF Issue No. 07-1 to have a material impact on the Corporation's consolidated results of operations or financial condition.

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

        WorldHeart had primarily financed its operations from the sale of equity and debt securities that have been denominated in U.S. and Canadian dollars. As part of these financings, WorldHeart has issued warrants to purchase common shares that have also been denominated in U.S. and Canadian dollars, and therefore, had warrants outstanding at December 31, 2007, 2006 and 2005 that are denominated in both currencies.

        The SEC and FASB have issued recent interpretations for U.S. GAAP that suggest warrants whose exercise price is different for the entity's functional currency cannot be classified as equity and should be treated as derivatives, which would be recorded as liabilities and carried at their fair value. Changes in the fair value from period to period would be recorded as a gain or loss in the statement of operations.

        The recent SEC and FASB interpretations relate to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issue Task Force ("EITF") "EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". The FASB has initiated a project to determine the accounting treatment for certain equity instruments with elements of foreign currency risk. There has not been further guidance with respect to U.S. GAAP accounting for such items to date.

        WorldHeart is awaiting the results of the FASB's project and had not, therefore, recorded warrants outstanding that have exercise prices in Canadian dollars, as derivatives. If the Corporation had recorded such instruments as derivatives, it would have reported an incremental gain in net income of approximately $0.1 million, $0.2 million and $9.9 million related to these instruments in the statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively, under U.S. GAAP. The amounts were calculated using the Black-Scholes option pricing model. The Corporation used the following assumptions to value the instruments: a 0% dividend rate for all periods presented, volatility of 99%, 93% and 83% for fiscal 2007, 2006 and 2005, the actual exercise price of each instrument, the actual Corporation closing stock price for December 31, 2007, 2006 and 2005, the estimated remaining life of the underlying warrant at December 31, 2007, 2006 and 2005, and the Canadian risk free interest rate based on the estimated remaining life of the related warrant.

18. MEDQUEST ACQUISITION

        On July 29, 2005, the Corporation completed its acquisition (MedQuest Acquisition) of MedQuest Products, Inc. (MedQuest), the developer of the Levacor Rotary VAD, a small rotary pump, for aggregate consideration of 0.9 million common shares plus the assumption of $3.5 million in debt and the payment of transaction costs of WorldHeart. The acquisition was accounted for as an acquisition of

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. MEDQUEST ACQUISITION (Continued)

assets as the operations of MedQuest did not meet the definition of a business as defined in Emerging Issues Task Force Issue (EITF) Abstract No. 98-3 "Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business". Assets acquired and liabilities assumed were recorded at their estimated fair values. The value of the acquisition consideration, including certain acquisition and closing costs, exceeded the fair value of the net assets acquired by approximately $3.8 million. The excess was allocated to the relative fair values of the non-monetary assets acquired. Amounts allocated to identifiable intangible assets are being amortized over their estimated useful lives. Amounts allocated to purchased in-process research and development were expensed immediately.

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

  Private Placement

        In connection with the MedQuest Acquisition on July 29, 2005, WorldHeart entered into a private placement agreement with Maverick Venture Management, LLC (Maverick) in which Maverick purchased approximately 0.9million common shares of WorldHeart at a purchase price of $13.50 per share for total gross proceeds of approximately $12.0 million. Pursuant to the asset purchase agreement between MedQuest and WorldHeart, WorldHeart assumed certain liabilities of MedQuest, including approximately $3.5 million owed to Maverick in connection with the ongoing operations of the MedQuest business and repaid that amount to Maverick upon closing of the MedQuest Acquisition.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. GOODWILL

        On December 31, 2005, the Corporation completed its annual goodwill impairment test in accordance with SFAS 142. In evaluating whether there was an impairment of goodwill, management compared the fair value of the reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit's market capitalization, discounted cash flows, and a multiple of revenues. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit's assets and liabilities and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, a goodwill impairment charge of $17,179,643 was recorded in fiscal 2005. Management believes this impairment arose primarily as a result of slower than anticipated adoption of the Novacor LVAS product.

20. CONVERTIBLE DEBENTURES AND WARRANTS

  ABIOMED

        On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is secured by the Corporation and WHI's assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the note. The note is convertible into Corporation common shares at Abiomed's option, in whole or in part, at approximately $1.75 per share and is subject to anti-dilution adjustments in the event that the Corporation issues securities at a lower effective price, at any time. Unless and until shareholder approval for the purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market and the Toronto Stock Exchange has been received, the conversion of the note (including any accrued interest), together with any exercise of the warrant issued to Abiomed is limited such that Abiomed will not hold more than 19.9% of Corporation's common shares outstanding at December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to convert any part of the Note until April 30, 2008. The note will accrue interest at 8% per annum, which is payable upon payment or conversion of the note, and the interest may also be converted into common shares at the then market value, at the option of Abiomed. After December 11, 2009, the note is payable on demand, or subject to fulfillment of certain conditions, at Corporation's option.

        The closing price of our common shares on December 11, 2007 was $2.59 per share, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the beneficial conversion feature is calculated to be $480,890 on the first tranche of funding of $1.0 million. The Convertible Promissory Note is recorded net of the beneficial conversion feature and the discount is recorded as a one time interest expense. Upon receipt of the second tranche of funding of $4.0 million, additional interest of $1.9 million will be recorded as beneficial conversion feature.

        On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, Corporation issued to Abiomed a 5-year warrant to purchase up to 3,400,000 common shares of Corporation, exercisable at $0.01 per share. However, until the funding of the second tranche on January 3, 2008, the warrant was exercisable with respect to only 680,000 common shares of

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

Corporation. Following the funding of the second tranche on January 3, 2008, the warrant was exercisable for an additional 2,720,000 common shares of Corporation. Until and unless shareholder approval has been received, the exercise of the Warrant, together with any conversion of the Note, is limited to 19.9% of the Corporation's common shares outstanding on December 11, 2007. Abiomed subsequently agreed by an amendment entered into in March 2008 not to exercise any part of the warrant until April 30, 2008.

        We used the Black-Scholes method to compute the value of the warrants issued as consideration for the clinical and marketing support services agreement. In December 2007, the warrant issued to Abiomed was exercisable with respect to 680,000 common shares of Corporation and we recorded a clinical and marketing expense of $1,755,666. On January 3, 2008, remaining 2,720,000 common shares of Corporation were exercisable under the warrant issued to Abiomed, and we expect to record a clinical and marketing expense of approximately $6,478,721 during the first quarter in 2008.

  MEDQUEST ACQUISTION

        During 2005, in conjunction with its acquisition of MedQuest's assets, WorldHeart issued tender offers to the holders of its unsecured convertible debentures (Debentures) and the holders of its common share purchase warrants issued to investors on September 15, 2004 (Warrants). The holders of the Debentures unanimously agreed to convert all of the outstanding Debentures at the stated conversion price of $12.50 per common share. On July 18, 2005, the shareholders approved a reduction in the Warrant exercise price from $15.50 to $10.00 per share on the condition that the Warrant holders exercise the Warrants immediately. The holders of the Warrants unanimously agreed to exercise the 1,065,500 Warrants into 1,065,500 common shares. During the last two weeks of July 2005, all of the Warrants were exercised into common shares and the outstanding Debentures were converted to common shares. In addition, the accrued interest on the Debentures was converted into an additional 23,610 common shares at a conversion price equal to the volume weighted average stock price at the date of conversion.

        The Debentures, which would have become due on September 15, 2009, were convertible at any time at the holder's option into common shares of the Corporation at a price of $12.50 per share, and accumulated non-compounding interest at an annual rate of 3%. The interest was convertible at any time into common shares of WorldHeart at a price equal to the volume weighted average stock price at the date of conversion.

        The Corporation could have redeemed the Debentures when the trading price of the common shares was greater than $30.00 for 20 consecutive days, subject to a maximum of 20% of the initially issued Debentures in any 90-day period. The Warrants allowed the holders to purchase 1,065,500 common shares of WorldHeart at an exercise price of $15.50 per share and were exercisable for a period of five years. WorldHeart could have called the Warrants when the trading price of the common shares was greater than $45.00 for 20 consecutive trading days, subject to a maximum of 20% of the initially issued Warrants in any 90-day period.

        The Corporation issued to its agents 47,083 common shares of the Corporation with a value of $659,166 and granted agent's warrants exercisable for 19,380 common shares of the Corporation with a value of $179,759 having the same terms as the warrants.

        As a result of the change in fair value attributed to the decrease in the exercise price of the Warrants from $15.50 to $10.00, $5,860,250 was recorded in 2005 as an increase in net loss applicable to common shareholders and an increase in the carrying value of the Warrants included in additional paid-in capital.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7. Financial Statements.
  Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 8A(T). Controls and Procedures.
  Item 8B. Other Information.
PART III
  Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions, and Director Independence.
  Item 13. Exhibits
  Item 14. Principal Accountant Fees and Services.
SIGNATURES
EXHIBIT INDEX
WORLD HEART CORPORATION
MANAGEMENT'S STATEMENT OF RESPONSIBILITY
AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION Report of Independent Registered Public Accounting Firm
AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION
WORLD HEART CORPORATION CONSOLIDATED BALANCE SHEETS (United States Dollars)
WORLD HEART CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (United States Dollars)
WORLD HEART CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (United States Dollars)
WORLD HEART CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOW (United States Dollars)
WORLD HEART CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS