Form 10-Q
period 2008-03-31
WORLD HEART CORP
filed 2008-05-15
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding as of May 14, 2008 was 11,507,275.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

(Unaudited)

	March 31, 2008	December 31, 2007(1)
ASSETS
Current assets
Cash and cash equivalents	$1,010,933	$664,504
Trade and other receivables	238,862	175,170
Inventory	520,571	864,314
Prepaid expenses	297,337	191,464
	2,067,703	1,895,452
Long-term assets
Property and equipment	769,801	808,383
Intangible assets	251,484	299,340
Other long-term assets	243,973	244,420
	1,265,258	1,352,143
Total assets	$3,332,961	$3,247,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,686,028	$1,938,531
Accrued site restoration	16,395	31,000
Accrued compensation	1,173,370	1,318,091
Deferred revenue	—	50,618
Convertible debentures	5,000,000	—
	7,875,793	3,338,240

Long-term liabilities
Convertible debentures	—	1,000,000
Total liabilities	7,875,793	4,338,240

Shareholders’ equity (deficit)
Common stock, no par value, 11,507,275 shares issued and outstanding at March 31, 2008 and 11,507,275 shares issued and outstanding at December 31, 2007	290,750,131	290,750,131
Additional paid-in-capital	13,167,850	5,142,339
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(302,175,236)	(290,697,538)
Total shareholders’ equity (deficit)	(4,542,832)	(1,090,645)
Total liabilities and shareholders’ equity (deficit)	$3,332,961	$2,247,595

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2007.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$635,996	$847,715
Cost of goods sold	(400,119)	(1,068,764)
Gross profit	235,877	(221,049)

Operating expenses
Selling, general and administrative	1,200,292	1,545,472
Research and development	2,492,447	1,868,948
Clinical and marketing support	6,478,619	—
Amortization of intangibles	47,856	47,856
Total operating expenses	10,219,214	3,462,276

Operating loss	(9,983,337)	(3,683,325)

Other income (expenses)
Unrealized foreign exchange gain (loss)	(5,595)	134,953
Investment and other income	23,296	118,384
Interest expense	(1,512,062)	—
Net loss	$(11,477,698)	$(3,429,988)

Weighted average number of common shares outstanding basic and diluted	11,507,275	11,507,275

Basic and diluted loss per common share	$(1.00)	$(0.30)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM (USED IN)	2008	2007
Operating activities
Net loss for the period	$(11,477,698)	$(3,429,988)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	118,981	59,497
Write down of inventory	—	235,000
Non-cash expense on stock options	80,748	37,832
Non-cash interest on debt	1,466,143	—
Non-cash expense on warrants	6,478,619	—
Unrealized foreign exchange gain (loss)	(24,633)	37,193
Change in operating components of working capital	(260,390)	(37,648)
Cash used in operating activities	(3,618,230)	(3,098,114)

Investing activities
Purchase of property and equipment	(32,543)	(16,630)
Cash used in investing activities	(32,543)	(16,630)

Financing activities
Convertible debenture proceeds	4,000,000	—
Cash provided by financing activities	4,000,000	—
Effect of exchange rates on cash and cash equivalents	(2,798)	1,369
Increase (decrease) in cash and cash equivalents for the period	346,429	(3,113,375)
Cash and cash equivalents, beginning of the period	664,504	12,216,671
Cash and cash equivalents, end of the period	$1,010,933	$9,103,296

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

During the quarter ended March 31, 2008, the Corporation incurred a net loss of $11.5 million and used cash in its operations of $3.6 million. At March 31, 2008, WorldHeart had cash and cash equivalents of $1.0 million and current liabilities of $7.9 million. The Corporation expects to continue to generate operating losses at least through 2008 and 2009. As a result, there is substantial doubt about the ability of the Corporation to meet its obligations as they come due and the appropriateness of the use of accounting principles applicable to a going concern.

On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008.  (See Note 9)

Despite the funds received from Abiomed, the Corporation has an immediate need to raise additional capital to allow for the on-going satisfaction of its obligations on a timely basis and to continue in operation. WorldHeart is aggressively exploring financing alternatives, including equity financing transactions and corporate collaborations, to meet cash requirements but its efforts have not been successful as of the date of this report. Equity financings could include, but are not limited to, private investments in public equity transactions and convertible debt or strategic equity investments by interested companies. Corporate collaborations could include licensing the Corporation’s products, co-funding of the Corporation’s products or potential sale of the Corporation or its subsidiaries. There can be no assurance that the alternatives the Corporation is exploring will be successful.  If it is not successful in immediately securing additional financing or on implementing strategic alternatives, WorldHeart will be forced to take extraordinary business measures which could include filing for bankruptcy, ceasing operations and liquidating assets. (See Note 10)

These consolidated financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption was not appropriate. These adjustments could be material.

2.              Nature of Operations of the Corporation

WorldHeart is developing mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. WorldHeart currently derives its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment which it sells directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries. The Corporation is focusing on the development of its next-generation Levacor™ Rotary VAD and expects to realize cost recoveries in 2008 from the use of Levacor in a US clinical trial expected to start this year. Such recoveries are expected to be an important part of our overall operating cash flows.

3.              Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

inter-company transactions and balances have been eliminated. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB, for the year ended December 31, 2007. In the opinion of management, the condensed balance sheet at December 31, 2007 which has been derived from audited financial statements and these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

Use of estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, valuation reserve for net deferred tax assets, stock-based compensation, deferred revenue, warranty reserves and legal reserves. Actual results could differ from these estimates.

4.    Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 is recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for first quarter 2008 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the quarters ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(Unaudited)	2008	2007
Selling, general and administrative	$58,646	$31,541
Research and development	22,102	6,291
Total	$80,748	$37,832

As of March 31, 2008, approximately $705,300 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately twelve quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of our common shares that were in the money at March 31, 2008. At March 31, 2008, the aggregate intrinsic value of all outstanding options was nil with a weighted average remaining contractual term of approximately 6.0 years. Of the 1,045,390 outstanding options, exercisable options were 777,723 with a weighted average remaining contractual life of 5.2 years and 267,667 were unvested with a weighted average remaining contractual life of 8.2 years. No options were exercised under our stock option plan during the first quarter in 2008.

A summary of the status and changes of our non-vested options, subject to FAS 123R calculation as of the quarter ended March 31, 2008 is presented below.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	371,191	$3.00
Granted	13,100	1.42
Vested	(111,824)	1.52
Forfeited	(4,800)	2.83
Nonvested at March 31, 2008	267,667	$3.55

Valuation Assumptions

WorldHeart calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of the options granted during the period ended March 31, 2008 and March 31, 2007 was $1.42 and $2.60, respectively. The following weighted average assumptions were utilized:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	3.36%	4.60%
Expected life (in years)	5.5	5.5
Expected volatility	133%	70%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Corporation’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). WorldHeart believes that its share options issued under its share option plans meet the criteria of “plain vanilla’ share options and that the Corporation uses a term of 5.5 years for all its plain “vanilla” options. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

The following table summarizes stock option and warrant activity for the quarter ended March 31, 2008:

	Employees		Non-Employees
		Weighted		Weighted		Weighted
		average		average		average
	Options	exercise price	Options	exercise price	Warrants	exercise price	Total
	#	$	#	$	#	$	#
Outstanding at
December 31, 2007	943,541	$11.71	97,103	$10.57	1,909,876	$4.84	2,950,519
Granted	13,100	$1.59	—	$—	2,720,000	$1.75	2,733,100
Expired	(3,395)	$165.40	(325)	$134.22	(42,857)	$10.90	(46,578)
Forfeited	(4,633)	$1.74	—	$—	—	$—	(4,633)
Outstanding at
March 31, 2008	948,612	$11.07	96,778	$10.15	4,587,019	$2.90	5,632,409

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

5.              Inventory

The components of net inventory are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$167,725	$231,850
Work in progress	106,884	280,363
Finished goods	245,962	352,101
Total inventory	$520,571	$864,314

6.              Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for quarter-end employee wages and Board of Director fees, vacation, related payroll taxes and clinical and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	March 31, 2008	December 31, 2007
Wages	$131,346	$254,216
Vacation	433,456	432,006
Bonus	608,568	631,869
Total accrued compensation	$1,173,370	$1,318,091

Performance Bonus

On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus plan for its employees. Performance bonuses are for all employees, including the executive officers, and they are earned upon the achievement of certain performance milestones relevant to the Corporation’s business.  The total award is paid twenty-five percent (25%) in cash and seventy-five percent (75%) in the Corporation’s common shares (determined by dividing the cash equivalent of the bonus by the price per share on the day before the date of grant.) The cash and stock payments are fully vested when paid.

On February 5, 2008, the Compensation Committee of the Board of Directors determined that certain performance goals established in connection with the performance-based bonus program initiated in March had been met during the 2007 fiscal year and approved the payment of cash bonuses and of the Corporation’s common shares to certain of the Corporation’s executive officers and employees in accordance with terms of the Program. Depending on the availability of the Corporation’s resources, the cash bonus will be paid and shares will be awarded sometime during the second quarter of 2008, pursuant to the terms and conditions of the Corporation’s 2006 Equity Incentive Plan (the “Plan”).

On February 15, 2008, the Compensation Committee of the Board of Directors approved the 2008 cash performance bonus program for the Corporation’s executive officers and other employees. Sometime before the end of March 15, 2009, the Compensation Committee will determine the performance goals met for the fiscal year 2008.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	March 31, 2008	December 31, 2007
Accounts payable	$681,176	$847,460
Accued liabilities	735,123	909,860
Accrued site restoration	16,395	31,000
Sales taxes payable	35,792	45,719
Accrued warranty	131,048	131,048
Interest payable	102,889	4,444
Deferred revenue	—	50,618
Total accounts payable and accrued liabilities	$1,702,423	$2,020,149

Convertible Debentures

Based upon information on the Abiomed convertible promissory note, WorldHeart classified the Abiomed promissory note as a current liability. (See Note 10)

7.    Comprehensive Income

For the three months ended March 31, 2008 and March 31, 2007, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

8.  Recent Accounting Pronouncements

Effective January 1, 2008, we adopted FAS No. 157, Fair Value Measurements (FAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Corporation adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Corporation’s consolidated results of operations and financial condition.

In accordance with FAS 157, $1.0 million represents the Corporation’s fair value hierarchy for financial assets (money market funds or cash equivalents) measured and recognized at fair value on a recurring basis as of March 31, 2008.

Future Adoption of Accounting Standards

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for WorldHeart begins with the 2009 fiscal year, with early application encouraged. The Corporation is currently evaluating the impact that FAS No. 161 will have on its financial statements.

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will significantly change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for WorldHeart begins with its 2009 fiscal year. FAS No. 141(R) will only have an impact on the Corporation’s financial statements if the Corporation is involved in a business combination in fiscal year 2009 or later years.

On December 4, 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for WorldHeart begins with its 2009 fiscal year. The Corporation is currently evaluating the impact that FAS No. 160 will have on its financial statements.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Corporation is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Corporation’s consolidated results of operations or financial condition.

9.  Convertible Debentures and Warrants, Beneficial Conversion and Clinical and Marketing Expenses

On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is secured by the Corporation and WHI’s assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the note. Based upon terms of the note and the Corporation’s financial position at March 31, 2008, the Corporation has determined that they are in technical default of the note and has classified the $5.0 million as a current liability. (See Note 10). The note is convertible into Corporation common shares at Abiomed’s option, in whole or in part, at approximately $1.75 per share and is subject to anti-dilution adjustments in the event that the Corporation issues securities at a lower effective price, at any time. Unless and until shareholder approval for the

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market and the Toronto Stock Exchange has been received, the conversion of the note (including any accrued interest), together with any exercise of the warrant issued to Abiomed is limited such that Abiomed will not hold more than 19.9% of Corporation’s common shares outstanding at December 11, 2007. At the Corporation’s Annual and Special Meeting of shareholders held on April 29, 2008, the Corporation’s shareholders’ approved the Abiomed transaction and as a result, as of April 30, 2008, Abiomed may exercise all warrants and convert the note without any restriction on the percentage of ownership in WorldHeart common shares.

The closing prices of the Corporation’s common shares on December 11, 2007 and January 3, 2008 were $2.59 and $2.39 per share, respectively, thereby creating a beneficial conversion feature in the Convertible Promissory Note. Applying EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Corporation calculated the beneficial conversion feature on the first tranche of funding of $1.0 million and recognized a discount of $0.5 million, computed as the difference between the closing price and exercise price of the warrants. This was recorded as interest expense during the fourth quarter in 2007. Upon the receipt of the second tranche of funding of $4.0 million on January 3, 2008, the Corporation recorded an additional $1.4 million in interest expense associated with the beneficial conversion feature of the $4.0 million note.

On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, the Corporation issued to Abiomed a 5-year warrant to purchase up to 3,400,000 common shares of Corporation, exercisable at $0.01 per share. When the second tranche of funding was received on January 3, 2008, 2.7 million warrants to purchase the Corporation’s common shares became exercisable, in addition to the 680,000 warrants that were exercisable on December 11, 2007. Until and unless shareholder approval has been received, the exercise of the Warrant, together with any conversion of the note, is limited to 19.9% of the Corporation’s common shares outstanding on December 11, 2007. At the Corporation’s Annual and Special Meeting of shareholders held on April 29, 2008, the Corporation’s shareholders’ approved the Abiomed transaction and as a result, as of April 30, 2008, Abiomed may exercise all warrants and convert the note without any restriction on the percentage of ownership in WorldHeart common shares.

The Corporation applied the provisions of SFAS 123R and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services or Combined with Cash “, to account for the expense associated with the warrants granted to Abiomed.  The Corporation used the Black-Scholes method to compute the fair value of the warrants issued as consideration for the clinical and marketing support services agreement. The measurement dates used were the dates when the Corporation received both funding or when the performance commitment occurred as defined by EITF 96-18. In December 2007, WorldHeart recorded a clinical and marketing expense of $1.8 million based on the fair value of warrants issued to purchase 680,000 common shares. On January 3, 2008, the Corporation recorded additional clinical and marketing expense of $6.5 million based on the fair value of warrants issued to purchase 2.7 million of the Corporation’s common shares. The total expense relating to the warrants issued to Abiomed has been fully realized and the Corporation does not expect to record additional clinical and marketing expenses in the future.

10.  Subsequent Events

On March 31, 2008, in a press release and a report on Form 8-K filed with the SEC, WorldHeart announced that it received a notice from the NASDAQ Stock Market stating that it did not comply with Marketplace Rule 4310(c)(3). This rule requires the Corporation to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Corporation was given until April 15, 2008 to provide a specific plan to achieve and sustain compliance with all the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan. On April 15, 2008, WorldHeart submitted its plan to the NASDAQ.

On April 30, 2008, WorldHeart received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of the Corporation’s common shares has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”). The notice further states that pursuant to Marketplace Rule 4310(c)(8)(D), the Corporation will be provided 180 calendar days (or until October 27, 2008) to regain compliance. If, at anytime before October 27, 2008, the bid price of the Corporation’s common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Corporation may regain compliance with the Rule.  The NASDAQ staff may, in its

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

discretion, require the Corporation to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the Corporation has demonstrated the ability to maintain long-term compliance.

The notice indicated that, if compliance with the Rule is not regained by October 27, 2008, the NASDAQ staff will determine whether WorldHeart meets the NASDAQ Capital Market initial listing criteria as set forth in the Marketplace Rule 4310(c), except for the bid price requirement. If it meets the criteria, the NASDAQ staff will notify the Corporation that it has been granted an additional 180 calendar day compliance period. If the Corporation is not eligible for an additional compliance period, the NASDAQ staff will provide a written notification that the Corporation’s common shares will be delisted and at that time, the Company may appeal the staff’s determination to a Listing Qualifications Panel. A press release and a report on Form 8-K were filed in regards to this notice on May 6, 2008.

On May 8, 2008, a report on Form 8-K was filed with the SEC and on May 9, 2008, a press release was issued to announce the following events. Reported as Item 2.04 on Form 8-K, the Corporation announced that on May 2, 2008, the Corporation learned that its potential primary investor may not be able to give its assurance of commitment to allow the Corporation to access capital to meet current financing needs. This information resulted in the Corporation making the determination that its available cash would be insufficient to pay its obligations as they become due, which constitutes an event of default under the Corporation’s secured convertible promissory note in the amount of $5.0 million issued on December 11, 2007 to Abiomed, Inc.  (At April 30, 2008, the Company had cash and cash equivalents of approximately $0.5 million and current liabilities of approximately $7.9 million). This event of default under the note results in the outstanding principal balance of the note, together with accrued but unpaid interest and any other amounts owing under the Abiomed note documents, becoming immediately due and payable to Abiomed.  The note is secured by security agreements entered into by the Corporation and the Corporation’s wholly-owned subsidiary, World Heart, Inc. (“WHI”), in favor of Abiomed, that grant a security interest in all of their respective assets.  Abiomed could exercise its remedies under law and under the security agreements, including foreclosing on the assets of the Company and WHI.  An event of default also permits Abiomed to terminate the clinical and marketing support services agreement.

The Corporation has an immediate need for additional capital in order to satisfy its obligations and to continue operations. The Corporation’s efforts to raise additional capital have not been successful as of the date of this report. The Corporation estimates that it has cash available to continue operations only through the latter part of May 2008. If the Corporation is unable to secure additional funding, it will be forced to take extraordinary business measures which could include filing for bankruptcy, ceasing operations and liquidating assets.

On May 5, 2008, reported as Item 5.02 on Form 8-K filed on May 8, 2008, the Corporation was informed by Robert J. Majteles that he is resigning from the Board of Directors and all of the committees of the Board, effective immediately.  The Corporation intends to reconstitute all of the committees of the Board, such that Mr. William C. Garriock, Dr. Michael Estes and Mr. Gary Goertz, the three remaining independent directors, will be members of each of the committees.

On May 12, 2008, the Corporation announced that the Toronto Stock Exchange (“TSX”) issued a Bulletin advising it is reviewing the eligibility for continued listing on the TSX of the common shares of WorldHeart under sections 709 and 710(a) of the TSX Company Manual. This review relates to the Corporation’s financial condition and operating results, more specifically whether the Corporation can continue as a going concern. Further to the TSX’s Remedial Review Process, WorldHeart has been granted 30 days in which to demonstrate compliance with these requirements. The Corporation is also permitted to make submissions regarding this matter at a hearing scheduled to be held on June 5, 2008. If the Corporation cannot demonstrate that it meets all TSX requirements on or before June 11, 2008, the Corporation’s common shares will be delisted 30 days from such date.

The notice also states that if at anytime, TSX becomes aware of additional negative developments such that the continued trading or listing of a Corporation’s securities is contrary to public interest, an expedited review will be initiated.

On May 12, 2008, WorldHeart received a notice from the TSX that the Corporation improperly disseminated material information by failing to issue a news release immediately. The news release was circulated on May 9, 2008, when it should have been circulated on May 8, 2008 at the same time the Corporation filed its public disclosure with the US and Canadian securities commissions. The Corporation’s management has made policy changes to ensure timely disclosure of material events, as required under section 4(b) of the TSX Company Manual.

On May 15, 2008, in a press release and on Form 8-K filed with the SEC, the Corporation announced that the NASDAQ staff has determined that the Corporation did not provide a definitive plan evidencing its ability to achieve near term compliance with continued listing requirements. Accordingly, unless the Corporation requests an appeal of this determination, trading of the Corporation’s common shares will be suspended at the opening of business on May 21, 2008, and a Form 25-NSE will be filed with the SEC which will remove the Corporation’s securities from listing and registration on The NASDAQ Stock Market.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart or the Corporation. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three months ended March 31, 2008 and March 31, 2007. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2007, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10–KSB for the fiscal year ended December 31, 2007.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to raise additional funding, numerous uncertainties and time delays inherent in the development of products, particularly our Levacor Rotary VAD; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; and slower than anticipated growth in the Destination Therapy market, as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB, for year ended December 31, 2007.

OVERVIEW

WorldHeart is engaged in development of mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure.

WorldHeart to date derives most of its revenue from its Novacor LVAS and related peripheral equipment, which it sells, directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. The Novacor LVAS is commercially approved for  use as a bridge-to-transplant in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

In July 2005, WorldHeart acquired the assets of MedQuest Products, Inc. (MedQuest) including a rotary VAD, now called the Levacor™ Rotary VAD. In conjunction with the acquisition, WorldHeart raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick and the exercise of certain warrants and also converted all of its remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor VAD was accelerated after the acquisition, with successful initial human feasibility use in Europe in 2006.

In November 2006, WorldHeart announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of its resources on the development of its next generation product, particularly the Levacor Rotary VAD. WorldHeart also reduced its workforce and has consolidated its Oakland facilities, in an effort to reduce expenses. A bridge-to-transplant pivotal trial is expected to begin in the United States in approximately the second half of 2008, subject to available funding and regulatory approval.

Research and development by WorldHeart’s competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe, and one device has just received US marketing approval. WorldHeart believes that its Levacor VAD is the most advanced fourth-generation rotary device under development.

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, we believe that the Destination Therapy market will evolve more rapidly when devices are evaluated clinically and as experience with next-generation VADs increases.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

(Unaudited)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007

Net revenue	$635	$348	$531	$849
Net loss for the period	(11,478)	(7,639)	(3,018)	(4,477)
Net loss applicable to common shareholders	(11,478)	(7,639)	(3,018)	(4,477)
Basic and diluted loss per share	$(1.00)	$(0.66)	$(0.26)	$(0.39)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006

Net revenue	$848	$956	$1,387	$2,988
Net loss for the period	(3,430)	(5,136)	(7,619)	(3,888)
Net loss applicable to common shareholders	(3,430)	(5,136)	(7,619)	(3,888)
Basic and diluted loss per share	$(0.30)	$(0.77)	$(1.37)	$(0.70)

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2007

	Three Months Ended March 31,
(Unaudited)	2008	2007
Revenue	$636	$848
Cost of goods sold	(400)	(1,069)
Gross profit	236	(221)

Operating expenses
Selling, general and administrative	1,200	1,545
Research and development	2,493	1,869
Clinical and marketing support	6,479	—
Amortization of intangibles	48	48
Total operating expenses	10,220	3,462

Operating loss	(9,984)	(3,683)

Other income (expense)	(1,495)	253

Net loss applicable to common shareholders	$(11,478)	$(3,430)

Weighted average number of common shares outstanding basic and diluted	11,507	11,507

Basic and diluted loss per common share	$(1.00)	$(0.30)

Revenue: The sale of Novacor LVAS implant kits and related peripheral equipment and services accounts for all of WorldHeart’s revenues.  We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended March 31,
	2008		2007
(Unaudited)	$	Units	$	Units

Implant kits	$318	5	$293	4
Peripherals and other	318		555

Revenue	$636		$848

Net revenue for the first quarter ended March 31, 2008 was $636,000 reflecting a decrease of $212,000, or 25%, compared with the first quarter ended March 31, 2007. Implant kit revenue in the first quarter of 2008 increased by $25,000, compared with the first quarter of 2007. During the first quarter of 2008, the average price per kit was $64,000, compared with $73,000 during the first quarter of 2007. Novacor implant kits, recognized as revenue, increased by one unit on a year over year basis. We expect Novacor implant kit sales to decrease from the first quarter level during the remainder of 2008.

Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue, for the quarter ended March 31, 2008 were $318,000, a decrease of 43%, compared with peripherals and other revenue of $555,000 recorded in the quarter ended March 31, 2007.

Cost of goods sold:  For the three months ended March 31, 2008, cost of goods sold was 63% of revenue compared with the three months ended March 31, 2007, where cost of goods sold exceeded revenue by $221,000. The higher cost of goods sold in last year’s first quarter was due, principally, to the write-off of $0.2 million in redundant Novacor LVAS inventories and unfavorable manufacturing variances.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Our other administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended March 31,
(Unaudited)	2008	2007

Selling	$248	$483
General and administrative	952	1,062
Total	$1,200	$1,545

Selling expenses for the three months ended March 31, 2008 decreased by $235,000, or 49%, compared with the same period in 2007. Selling expenses decreased due to our November 2006 restructuring, which eliminated most of our sales force, as well as reduced personnel costs in Europe. For the three month period ended March 31, 2008 WorldHeart recorded $5,000 in stock-based compensation expense compared with nil in the quarter ended March 31, 2007. Selling expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses decreased by $110,000, or 10%, in the first quarter of 2008, compared with the first quarter of 2007. This reduction is primarily due to a reserve reduction of a State Sales & Use tax assessment settled in WorldHeart’s favor. For the three months ended March 31, 2008, WorldHeart recorded $53,000 in stock-based compensation expense, compared with $32,000 recorded in the quarter ended March 31, 2007. Administrative expenses are expected to remain at about current levels for the next several quarters.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended March 31, 2008 increased by $624,000, or 25%, compared with the three months ended March 31, 2007. This increase is primarily due to the expansion of development and related expenses on the next-generation Levacor Rotary VAD. Research and development expenses for our Levacor Rotary VAD are expected to increase throughout 2008 with additional pre-clinical testing and a human clinical trial.

Amortization of intangibles: Amortization of the acquired MedQuest workforce for each of the three months ended March 31, 2008 and March 31, 2007 was $48,000. This intangible asset is being amortized on a straight-line basis over four years.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $6,000 for the three-month period ended March 31, 2008, compared with a gain of $135,000 for the three-month period ended March 31, 2007.

Investment and other Income: Investment and other income for the quarter ended March 31, 2008 was $23,000, compared with $118,000 during the three months ended March 31, 2007. The decrease results from lower average invested cash balances along with lower interest rates in the first quarter of 2008.

Interest expense. In March 2008, we recorded interest expense of $1,512,000, of which $1,414,000 related to the beneficial conversion feature of the $4.0 million convertible note issued to Abiomed on January 3, 2008. $98,000 was accrued interest expense calculated at 8% of  $5.0 million convertible note. There was no such charge in 2007. (See Note 9)

     Clinical and marketing support.   In March 2008, we recorded warrant expense of $6.5 million related to the fair value of the 2.7 million warrants issued to Abiomed. There was no such charge recorded in 2007. (See Note 9)

LIQUIDITY AND CAPITAL RESOURCES

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

At March 31, 2008, we had cash and cash equivalents of $1.0.million, an increase of $0.3 million from December 31, 2007. In January 2008 we received $4.0 million in proceeds from the second tranche of the Abiomed note. During the first quarter of 2008, cash used to fund operating activities was $3.7 million, consisting primarily of the net loss for the period of $11.5 million offset by non-cash charges of $1.5 million related to the beneficial conversion feature of the Abiomed note and $6.5 million related to the fair value of warrants issued to Abiomed. Working capital changes consisted of a $0.4 million decrease in inventories offset by a $0.4 million decrease in accounts payable and accrued compensation and an increase of $0.2 million in accounts receivable and prepaid expenses.

Investing activities requiring cash resources consisted of $33,000 in property and equipment additions.

We are continuing to aggressively explore all strategic and financing alternatives, including equity financing transactions and corporate collaborations to meet cash requirements but our efforts have not been successful as of the date of this report. Equity financings could include, but are not limited to, private investments in public equity transactions, convertible debentures and strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products, co-funding of our products or potential sale of WorldHeart or our subsidiaries. If we are not successful in immediately securing additional financing or on implementing strategic alternatives, we will be forced to take extraordinary business measures which could include filing for bankruptcy, ceasing operations and liquidating assets. (See Note 10).

On May 2, 2008, we learned that our potential primary investor may not be able to give its assurance of commitment to allow us to access capital to meet current financing needs.  This information resulted in the Corporation making the determination that our available cash would be insufficient to pay our obligations as they become due, which constitutes an event of default under the our secured convertible promissory note in the amount of $5.0 million issued on December 11, 2007 to Abiomed, Inc.  (At April 30, 2008, we had cash and cash equivalents of approximately $0.5 million and current liabilities of approximately $7.9 million). This event of default under the note results in the outstanding principal balance of the note, together with accrued but unpaid interest and any other amounts owing under the Abiomed note documents, becoming immediately due and payable to Abiomed.  The note is secured by security agreements entered into by us and our wholly owned subsidiary, World Heart, Inc. (“WHI”), in favor of Abiomed, that grant a security interest in all of their respective assets.  Abiomed could exercise its remedies under law and under the security agreements, including foreclosing on the assets of WorldHeart and WHI.  An event of default also permits Abiomed to terminate the clinical and marketing support services agreement.

As described in Note 10 to the financial statements, our ability to generate equity capital could be impacted by our ability to maintain our listing on the NASDAQ Capital Market or other Stock Markets.

CRITICAL ACCOUNTING ESTIMATES

As a result of the Corporation’s decision to reduce commercial operations associated with the Novacor LVAS, and refocus its resources on the development of its next generation products, WorldHeart wrote-off $4.6 million of Novacor related inventories in 2006 that management estimated were surplus. In 2007 the Corporation wrote off an additional $1.4 million of inventory. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and used these to predict raw material parts and components that would be consumed in manufacturing product to meet these sales. Future write-downs may be required based on actual sales achieved and will be recorded when they can be reasonably determined.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as mentioned below.

On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen’s Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35 million plus costs. The claim was not properly served and to date no proper service has been made. WorldHeart believes this claim to be without merit and intends to vigorously defend it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 10.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 10.19

Summary of Performance and Shares Bonuses pursuant to the 2007 Bonus Program Awarded to Certain Executive Officers (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 11, 2008 (Commission File No. 000-28882)).

Exhibit 10.20	Summary of 2008 Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 20, 2008 (Commission File No. 000-28882)).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: May 15, 2008	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief Executive Officer

Dated: May 15, 2008	/s/ David Pellone
David Pellone, Vice President, Finance and Chief Financial Officer