Form 10KSB/A
period 2007-12-31
WORLD HEART CORP
filed 2008-07-16
CIK 1024520

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment No. 1

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

         Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

 EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-KSB/A for the year ended December 31, 2007 to amend our Form 10-KSB originally filed with the Securities and Exchange Commission on March 27, 2008. We are filing this amendment solely for the purpose of providing corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

        Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

i

 PART I

Item 1.    Description of Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements include statements regarding our expectations with respect to future development plans for our next generation product candidates, particularly the Levacor™ Rotary VAD (Ventricular Assist Device), the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or the ability to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as "believe," "feel," "expect," "may," "will," "should," "seek," "plan," "anticipate," or "intend" or the negative of those terms, or by discussions of strategy or intentions. These forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

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

  Rotary Flow VADs

        There are a number of rotary flow, VADs in varying stages of development. Thoratec is developing the Heartmate II, a second generation axial rotary pump that is in advanced clinical development in the United States. Ventracor Limited, an Australian company, is developing the VentrAssist, a third- generation rotary VAD, which is in clinical development in Australia and the United States. Another Australian company, HeartWare Limited is in clinical development with a third generation rotary device, called the HeartWare HVAD. Another rotary device, which had been undergoing United States clinical trials and is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is a device at a comparable state of development similar to the MicroMed VAD. The Incor rotary pump from Berlin Heart is approved for use in Europe.

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
Exhibit 16.1	Letter Regarding Change in Certifying Accountant (filed as an exhibit to the Current Report on Form 8-K filed on May 14, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.**
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP.*
Exhibit 23.2	Consent of Independent Auditors—Pricewaterhouse Coopers LLP.*
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB).**
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

*
Filed herewith

**
Previously filed

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

WORLD HEART CORPORATION (Registrant)
By /s/ JAL S. JASSAWALLA President and Chief Executive Officer (Signature and Title)
Date: July 16, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JAL S. JASSAWALLA Jal S. Jassawalla	President, Chief Executive Officer and Director (principal executive officer)	July 16, 2008

By:	/s/ JAL S. JASSAWALLA Jal S. Jassawalla	Attorney-in-Fact	July 16, 2008

 EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	Amendment to Articles, dated May 30, 2007 (incorporated by reference to the Corporation's report on Form 8-K dated May 31, 2007 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
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
Exhibit 16.1	Letter Regarding Change in Certifying Accountant (filed as an exhibit to the Current Report on Form 8-K filed on May 14, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.**
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP.*
Exhibit 23.2	Consent of Independent Auditors—Pricewaterhouse Coopers LLP.*
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-KSB).**
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

*
Filed herewith

**
Previously filed

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

EXPLANATORY NOTE
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