Form 10-Q/A
period 2008-03-31
WORLD HEART CORP
filed 2008-07-16
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2008 to amend our Form 10-Q originally filed with the Securities and Exchange Commission on May 15, 2008.  We are filing this amendment solely for the purpose of providing corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update in any way disclosures contained in the original Form 10-Q.

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

World Heart Corporation
(Registrant)

Dated: July 16, 2008	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief Executive Officer

Dated: July 16, 2008	/s/ David Pellone
David Pellone, Vice President, Finance and Chief Financial Officer