Form 10-Q
period 2008-06-30
WORLD HEART CORP
filed 2008-08-13
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

(510) 563-5000

(Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report) N/A

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

The number of common shares outstanding as of August 13, 2008 was 397,530,124.

Transitional Small Business Disclosure Format (Check one):      Yes ☐    No ☒

Item

Part I	1	Financial Statements

	2	Management’s Discussion and Analysis or Plan of Operation

	3	Controls and Procedures

Part II	1	Legal Proceedings

	2	Unregistered Sales of Equity Securities and Use of Proceeds

	3	Defaults Upon Senior Securities

	4	Submission of Matters to a Vote of Security Holders

	5	Other Information

	6	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

(Unaudited)

	June 30, 2008	December 31, 2007(1)
ASSETS
Current assets
Cash and cash equivalents	$548,767	$664,504
Trade and other receivables, net	198,610	175,170
Inventory, net	266,702	864,314
Prepaid expenses	309,284	191,464
	1,323,363	1,895,452
Long-term assets
Property and equipment, net	710,380	808,383
Intangible assets, net	203,628	299,340
Other long-term assets	156,889	244,420
	1,070,897	1,352,143
Total assets	$2,394,260	$3,247,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,448,869	$1,938,531
Accrued site restoration	11,395	31,000
Accrued compensation	1,357,901	1,318,091
Deferred revenue	1,582	50,618
	3,819,747	3,338,240
Non-current liabilities
Convertible bridge notes payable	1,000,000	—
Convertible debenture	5,000,000	1,000,000
	6,000,000	1,000,000

Total liabilities	$9,819,747	$4,338,240

Shareholders’ equity (deficit)
Common stock, no par value, 11,530,124 shares issued and outstanding at June 30, 2008 and 11,507,275 shares issued and outstanding at December 31, 2007	290,769,095	290,750,131
Additional paid-in-capital	13,315,904	5,142,339
Cumulative other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(305,224,909)	(290,697,538)
Total shareholders’ equity (deficit)	(7,425,487)	(1,090,645)
Total liabilities and shareholders’ equity (deficit)	$2,394,260	$3,247,595

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2007.

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$535,534	$848,594	$1,171,530	$1,696,309
Cost of goods sold	(286,312)	(823,068)	(686,431)	(1,891,832)
Gross profit	249,222	25,526	485,099	(195,523)

Operating expenses
Selling, general and administrative	1,204,899	1,457,173	2,405,191	3,002,644
Research and development	1,932,738	3,135,944	4,425,185	5,004,966
Clinical and marketing support	—	—	6,478,619	—
Amortization of intangibles	47,856	47,856	95,712	95,712
Total operating expenses	3,185,493	4,640,973	13,404,707	8,103,322

Operating loss	(2,936,271)	(4,615,447)	(12,919,608)	(8,298,845)

Other income (expenses)
Unrealized foreign exchange gain (loss)	(4,921)	(4,021)	(10,516)	131,005
Investment and other income (loss)	(5,465)	139,814	17,831	258,198
Gain on disposal of property and equipment	—	2,973	—	2,973
Interest expense	(103,016)	—	(1,615,078)	—
Net loss	$(3,049,673)	$(4,476,681)	$(14,527,371)	$(7,906,669)

Weighted average number of common shares outstanding basic and diluted	11,529,130	11,507,275	11,518,323	11,507,275

Basic and diluted loss per common share	$(0.26)	$(0.39)	$(1.26)	$(0.69)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM (USED IN)
Operating activities
Net loss for the period	$(14,527,371)	$(7,906,669)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	239,175	205,614
(Gain) loss on disposal of property and equipment	—	(2,973)
Write down of property and equipment	—	213,593
Write down of inventory	256,172	425,000
Non-cash expense on stock options	154,086	169,177
Non-cash interest on debt	1,466,143	—
Non-cash expense on warrants	6,478,619	—
Unrealized foreign exchange gain (loss)	(23,864)	47,318
Change in operating components of working capital	889,313	1,378,859
Cash used in operating activities	(5,067,727)	(5,470,081)

Investing activities
Purchase of property and equipment	(45,460)	(163,007)
Cash used in investing activities	(45,460)	(163,007)

Financing activities
Convertible bridge notes payable	1,000,000	—
Convertible debenture proceeds	4,000,000	—
Cash provided by financing activities	5,000,000	—
Effect of exchange rates on cash and cash equivalents	(2,550)	(8,373)
Increase (decrease) in cash and cash equivalents for the period	(115,737)	(5,641,461)
Cash and cash equivalents, beginning of the period	664,504	12,216,671
Cash and cash equivalents, end of the period	$548,767	$6,575,210

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.             Nature of Operations of the Corporation

WorldHeart is developing mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. WorldHeart currently derives its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment which it sells directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries.  The Corporation is focusing on the development of its next-generation Levacor™ Rotary VAD and expects to realize cost recoveries from the use of Levacor in a US clinical trial expected to start in the first half of 2009.  Such recoveries are expected to be an important part of our overall operating cash flows in the future.

On July 31, 2008, WorldHeart completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement dated June 20, 2008 and amended on July 31, 2008 (See Note 9).  With the completion of the private placement and recapitalizaton, the Corporation believes it has sufficient cash to fund operations for at least twelve months and that it will be able to realize its assets and discharge its liabilities in the normal course of operations.  The Corporation also believes that with the issuance of 386.0 million common shares to its investors and to Abiomed as part of the private placement transaction and recapitalizaton, it has achieved compliance with the NASDAQ Marketplace Rule 4310(c)(3), which requires a minimum of $2,500,000 in stockholders’ equity and believes that it can sustain such compliance.

2.             Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB/A, for the year ended December 31, 2007. In the opinion of management, the condensed balance sheet at December 31, 2007 which has been derived from audited financial statements and these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

Use of estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenue, warranty reserves and legal reserves. Actual results could differ from these estimates.

Revenue recognition

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collection is reasonably assured.

The significant elements of our multiple-element offerings are Implant Kits, Peripherals and Other. For arrangements with multiple elements, the Corporation recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when the revenue recognition criteria are met for each of the elements.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Shipping and Handling Costs

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Corporation’s shipping and handling costs are not significant.

3.             Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 is recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the second quarter 2008 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of FAS 123(R), all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Additionally, in accordance with Emerging Issues Task Force (EITF) 96-18, the Corporation has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the quarters ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007
Selling, general and administrative	$48,481	$110,315	$107,127	$141,856
Research and development	24,857	21,030	46,959	27,321
Total	$73,338	$131,345	$154,086	$169,177

As of June 30, 2008, approximately $614,434 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately eleven quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of our common shares that were in the money at June 30, 2008. At June 30, 2008, the aggregate intrinsic value of all outstanding options was nil with a weighted average remaining contractual term of approximately 5.7 years. Of the 1,030,106 outstanding options, exercisable options were 777,639 with a weighted average remaining contractual life of 5.0 years and 252,467 were unvested with a weighted average remaining contractual life of 8.0 years. No options were exercised under our stock option plan during the second quarter in 2008.

A summary of the status and changes of our non-vested options, subject to FAS123(R) calculation as of the quarter ended June 30, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	371,191	$3.00
Granted	13,100	1.42
Vested	(111,824)	1.52
Forfeited	(4,800)	2.83
Nonvested at March 31, 2008	267,667	$3.55
Granted	—	—
Vested	(8,867)	2.66
Forfeited	(6,333)	2.76
Nonvested at June 30, 2008	252,467	$3.59

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Valuation Assumptions

WorldHeart calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  There were no option grants for the three-month period ended June 30, 2008. For the six month period ended June 30, 2008 and June 30, 2007, the weighted average fair value of the options granted was $1.42 and $1.50, respectively. The following weighted average assumptions were utilized:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008		June 30, 2007
Average risk free interest rate	—	3.4%	4.5%	4.5%
Expected life (in years)	—	5.5	5.5	5.6
Expected volatility	—	133%	97%	98%
Dividend yield	—	0%	0%	0%

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

The following table summarizes stock option and warrant activity for the quarter ended June 30, 2008:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
Outstanding at
December 31, 2007	943,541	$11.71	97,103	$10.57	1,909,876	$4.84	2,950,520
Granted	13,100	$1.59	—	$0.00	2,720,000	$1.75	2,733,100
Expired	(3,395)	$165.40	(325)	$134.22	(42,857)	$10.90	(46,577)
Forfeited	(4,633)	$1.74	—	$0.00	—	$0.00	(4,633)
Outstanding at
March 31, 2008	948,613	$11.07	96,778	$10.15	4,587,019	$2.90	5,632,410
Granted	—	$0.00	—	$0.00	—	$0.00	—
Expired	(8,916)	$22.26	(36)	$53.20	(25,143)	$11.00	(34,094)
Forfeited	(6,333)	$2.93	—	$0.00	—	$0.00	(6,333)
Outstanding at
June 30, 2008	933,364	$11.04	96,742	$10.41	4,561,876	$2.86	5,591,982

4.             Inventory

The components of net inventory are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$99,201	$231,850
Work in progress	66,691	280,363
Finished goods	100,810	352,101
Total inventory	$266,702	$864,314

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

5.             Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for quarter-end employee wages and Board of Director fees, vacation, related payroll taxes and clinical and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	June 30, 2008	December 31, 2007
Wages	$252,152	$254,216
Deferred salaries	184,720	—
Vacation	440,891	432,006
Bonus	480,138	631,869
Total accrued compensation	$1,357,901	$1,318,091

Deferred salaries for the period ended June 30, 2008 consist of salaries owed to 6 executives and officers of the Corporation from pay period ended April 11, 2008 to June 16, 2008. Subsequent to June 16, 2008, WorldHeart executives were paid their full salaries. The Corporation expects to make payments on these deferred wages during the third quarter of this year.

Performance Bonus

On February 15, 2008, the Compensation Committee of the Board of Directors approved the 2008 cash performance bonus program. Performance bonuses are for all employees, including the executive officers, and they are earned upon the achievement of certain performance milestones relevant to the Corporation’s business. For the period ended June 30, 2008, the accrued bonus of $480,138 consists completely of unpaid bonus for certain performance goals that had been met during the 2007 fiscal year. No accrual for the 2008 performance plan has been made as the performance milestones through June 30, 2008 have not been achieved. During the second quarter, the Corporation made a payment of $35,000 and issued 22,850 common shares. The payment of unpaid bonus balance of $480,138 will be approximately $125,000 in cash and the remainder in stock that for plan purposes was originally valued at $4.10 per share on 88,836 total shares pursuant to the terms and conditions of the 2007 Performance Bonus Plan and the Corporation’s 2006 Equity Incentive Plan (the “Plan”).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accounts payable	$1,477,818	$847,460
Accued liabilities	661,018	909,860
Sales taxes payable	8,429	45,719
Accrued warranty	96,048	131,048
Interest payable	205,556	4,444
Total accounts payable and accrued liabilities	$2,448,869	$1,938,531

6              Comprehensive Income

For the three months ended June 30, 2008 and June 30, 2007, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

7.             Recent Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for WorldHeart begins with the 2009 fiscal year, with early application encouraged. The Corporation is currently evaluating the impact that FAS No. 161 will have on its financial statements.

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

8.             Convertible Debentures and Warrants, Beneficial Conversion and Clinical and Marketing Expenses

On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The note is secured by the Corporation and WHI’s assets and contains certain covenants and customary events of default, the occurrence of which could result in an acceleration of the note. On July 31, 2008, upon closing of the $30.0 million private placement transaction and recapitalization previously announced under the terms of the Recapitalization Agreement (the “Recapitalization Agreement”) dated June 20, 2008 and amended on July 31,

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

2008, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with WorldHeart and WHI and converted the full amount of principal and interest owed on the $5.0 million 8% Secured Convertible Promissory Note (the “Note”) previously issued to Abiomed by WorldHeart and WHI into 86.0 million common shares of WorldHeart (the “Conversion”), released the security interest in all of the assets of WorldHeart and WHI that secured the Note, terminated the warrant Abiomed held to purchase 3.4 million common shares of WorldHeart, forgave other amounts owed to Abiomed by WorldHeart and terminated all previously existing agreements, arrangements and understandings with WorldHeart.

On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, the Corporation issued to Abiomed a 5-year warrant to purchase up to 3.4 million common shares of Corporation, exercisable at $0.01 per share. The Corporation applied the provisions of  SFAS 123R and  EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services or Combined with Cash “, to account for the expense associated with the warrants granted to Abiomed.  The Corporation used the Black-Scholes method to compute the fair value of the warrants issued as consideration for the clinical and marketing support services agreement. The measurement dates used were the dates when the Corporation received both funding or when the performance commitment occurred as defined by EITF 96-18. In December 2007, WorldHeart recorded a clinical and marketing expense of $1.8 million based on the fair value of warrants issued to purchase 680,000 common shares. On January 3, 2008, the Corporation recorded additional clinical and marketing expense of $6.5 million based on the fair value of warrants issued to purchase 2.7 million of the Corporation’s common shares. The total expense relating to the warrants issued to Abiomed has been fully realized and the Corporation does not expect to record additional clinical and marketing expenses in the future.

Based upon the July 31, 2008 private placement transaction and recapitalization, the Corporation has classified the convertible bridge debenture and convertible bridge notes payable as long-term liabilities since such amounts were subsequently converted to common stock (See Note 9).

9.             Subsequent Events

On July 31, 2008, WorldHeart completed a $30,000,000 private placement transaction and recapitalization previously announced under the terms of the Recapitalization Agreement dated June 20, 2008 and amended on July 31, 2008, among WorldHeart, WorldHeart’s wholly owned subsidiary World Heart Inc. (“WHI”), Abiomed, Inc. (“Abiomed”), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively “Venrock”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively “SSF”) and New Leaf Ventures II, L.P (“New Leaf”). Under the terms of the Recapitalization Agreement, WorldHeart issued 300,000,000 common shares for an aggregate purchase price of $30,000,000 (the “Issuance”), of which Venrock invested $11,000,000, SSF invested $9,000,000 and New Leaf invested $10,000,000. The purchase price delivered by Venrock and SSF at the closing was offset by the principal and interest owed on the bridge loan facility of $1,400,000 (the “Bridge Facility”) provided by Venrock and SSF prior to closing, of which $1,000,000 million was outstanding at June 30, 2008. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with WorldHeart and WHI and converted the full amount of principal and interest owed on the $5,000,000 8% Secured Convertible Promissory Note previously issued to Abiomed by WorldHeart and WHI into 86,000,000 common shares of WorldHeart, released the security interest in all of the assets of WorldHeart and WHI that secured the Note, terminated the warrant Abiomed held to purchase 3,400,000 common shares of WorldHeart, forgave other amounts owed to Abiomed by WorldHeart and terminated all previously existing agreements, arrangements and understandings with WorldHeart. In connection with the Issuance, the parties to the Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008 to register the common shares issued in connection with the Issuance and the Conversion.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

WorldHeart will pay an aggregate cash commission of $750,000 and issue warrants to purchase an aggregate of 2,500,000 common shares to its advisors, Pacific Growth Equities, LLC (“PGE”) and Stifel, Nicolaus and Company (“Stifel”). The warrants are subject to shareholder approval and will have an exercise price of US$0.11 per share.

The Recapitalization Agreement further provides that:

(i)            WorldHeart will call a special meeting of its shareholders to vote on, among other things, the approval of a reverse split of its common shares (the “Reverse Split”) for the purpose of seeking to comply with the US$1.00 minimum bid price requirement of the NASDAQ Capital Market;

(ii)           Each of Abiomed, Venrock, SSF and New Leaf will have the right to designate one person for election to the Board of Directors of WorldHeart, so long as each remains the beneficial owner of at least 5% of the outstanding common shares of WorldHeart;

(iii)          Abiomed’s current distribution rights with WorldHeart be terminated and replaced with revised distribution rights, under which WorldHeart is required to negotiate in good faith with Abiomed regarding distribution arrangements for certain of the Corporation’s products before engaging a third-party distributor; and

(iv)          Promptly following the closing, WorldHeart will establish an equity incentive program for the benefit of its independent directors, officers, employees and consultants covering, together with its existing plans, a maximum of 44,000,000 common shares of WorldHeart (to be adjusted for the reverse share split and any other recapitalization) on such terms and conditions as shall be approved by WorldHeart’s Board of Directors, including the designees, if any, of Abiomed, Venrock, SSF and New Leaf.  WorldHeart will seek approval of the equity incentive plan at the special meeting of shareholders.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart or the Corporation. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and six months ended June 30, 2008 and June 30, 2007. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2007, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10–KSB/A for the fiscal year ended December 31, 2007.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to raise additional funding, numerous uncertainties and time delays inherent in the development of products, particularly our Levacor Rotary VAD; WorldHeart’s need to establish reimbursement mechanisms and product acceptance from third-party payers; extensive government regulation of our products; rapid developments in technology by competitors some of whom have significantly greater financial, production and marketing resources; and slower than anticipated growth in the Destination Therapy market, as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB/A, for the fiscal year ended December 31, 2007.

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

In November 2006, WorldHeart announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of its resources on the development of its next generation product, particularly the Levacor Rotary VAD. WorldHeart also reduced its workforce and has consolidated its Oakland facilities, in an effort to reduce expenses. A bridge-to-transplant pivotal trial is expected to begin in the United States in approximately the first half of 2009, subject to regulatory approval.

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

Although the Destination Therapy patient population continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, we believe that the Destination Therapy market will evolve more rapidly when newer devices are evaluated clinically and as experience with next-generation VADs increases.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

(Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2008	2008	2007	2007

Net revenue	$536	$636	$348	$531
Net loss for the period	(3,049)	(11,478)	(7,639)	(3,018)
Net loss applicable to common shareholders	(3,049)	(11,478)	(7,639)	(3,018)
Basic and diluted loss per share	$(0.26)	$(1.00)	$(0.66)	$(0.26)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2007	2007	2006	2006

Net revenue	$849	$848	$956	$1,387
Net loss for the period	(4,477)	(3,430)	(5,136)	(7,619)
Net loss applicable to common shareholders	(4,477)	(3,430)	(5,136)	(7,619)
Basic and diluted loss per share	$(0.39)	$(0.30)	$(0.77)	$(1.37)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007

	Three Months Ended June` 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007
Revenue	$536	$849	$1,172	$1,696
Cost of goods sold	(287)	(823)	(687)	(1,892)

Gross profit	249	26	485	(196)

Operating expenses
Selling, general and administrative	1,205	1,457	2,405	3,003
Research and development	1,932	3,136	4,425	5,005
Clinical and marketing support	—	—	6,479	—
Amortization of intangibles	48	48	96	96

Total operating expenses	3,185	4,641	13,405	8,104

Operating loss	(2,936)	(4,615)	(12,920)	(8,300)

Other income (expense)	(113)	138	(1,607)	393

Net loss applicable to common shareholders	$(3,049)	$(4,477)	$(14,527)	$(7,907)

Weighted average number of common shares outstanding basic and diluted	11,529	11,507	11,518	11,507

Basic and diluted loss per common share	$(0.26)	$(0.39)	$(1.26)	$(0.69)

Revenue: In the past, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of WorldHeart’s revenues. In addition, and to a greater percentage of overall revenues in recent quarters, WorldHeart generates revenue from sales of SPUS (Segmented Poly Urethane Solution) used by other medical device manufacturers. We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
(Unaudited)	$	Units	$	Units	$	Units	$	Units
Novacor Product Revenues
Implant kits	$—	—	$391	6	$318	5	$684	10
Peripherals and other	111		338		339		802
	111		729		657		1,486
SPUS Revenues	425		120		515		210
Total Revenue	$536		$849		$1,172		$1,696

Net revenue for the quarter ended June 30, 2008 was $536,000 reflecting a decrease of $313,000, or 37%, compared with the quarter ended June 30, 2007. There were no implant kits sold in the quarter ended June 30, 2008 compared to 6 implant kits sold in the quarter ended June 30, 2007. Novacor peripherals and other revenues, including Novacor LVAS hardware, peripherals, and services for the quarter ended June 30, 2008 were $111,000, a decrease of 67%, compared with Novacor peripherals and services of $338,000 recorded in the quarter ended June 30, 2007. The Corporation does not expect to sell any additional Novacor implant kits in the future as the product has been phased out.

SPUS revenues increased by $305,000 or 254% in the quarter ended June 30, 2008 when compared to SPUS revenues of $120,000 in the quarter ended June 30,2007. The increase was due to a push by the Corporation to start a phase-out of this product in 2009. We expect this trend to continue throughout the remainder of 2008.

Revenue for the first six months of 2008 was $1,172,000, a decrease of $524,000, or 31%, compared with $1,696,000 recorded in the same period of 2007. Novacor implant kits recognized as revenue for the six months ended June 30, 2008 totaled 5 compared with 10 during the same period of 2007. Revenue generated from Novacor products was $657,000 for the first six months of 2008 compared to $1,486,000 for the same six-month period in 2007. We anticipate no implant kit sales and continued declining Novacor peripheral revenues throughout the remainder of 2008.

SPUS revenues, on the other hand, increased from $210,000 in the first six months of 2007 to $515,000 for the 2008 six-month period.

Cost of goods sold: For the three months ended June 30, 2008, cost of goods sold was 54% of revenue compared with the three months ended June 30, 2007, where cost of goods sold was 97% of revenue. Cost of goods sold as a percent of revenue was 59% and 112% for the six month periods ended June 30, 2008 and June 30, 2007, respectively. The higher cost of goods sold in last year’s second quarter and the six months ended June 30, 2007 was due, principally, to the write-off of excess Novacor LVAS inventories and expensing of manufacturing variances. Gross profit for the second quarter and six-month period of 2008 when compared to the same periods in 2007 has improved resulting from the shift in revenues from lower margin Novacor products to higher margin SPUS product

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Our other administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007

Selling	$231	$367	$479	$852
General and administrative	974	1,090	1,926	2,151
Total	$1,205	$1,457	$2,405	$3,003

Selling expenses for the three months ended June 30, 2008 decreased by $136,000 or 37%, compared with the same period in 2007. For the six-month period ended June 30, 2008 selling expenses decreased $373,000 or 44%, compared with the six month period ended June 30, 2007. The decreases are attributable to our November 2006 restructuring, which eliminated most of our sales force by the second quarter of 2007, as well as reduced personnel costs in Europe. For the three and six month periods ended June 30, 2008, WorldHeart recorded $6,000 and $11,000, respectively, in stock-based compensation expense compared with nil in the comparable 2007 periods. Selling expenses primarily relate to enrollment of new centers in the anticipated Levacor clinical trials, field support of existing Novacor patients and marketing/show costs. Selling expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses decreased by $116,000 or 11%, for the three months ended June 30, 2008, compared with the same period in 2007. For the six-month periods ended June 30, 2008 and June 30, 2007 general and administrative expenses decreased $225,000 or 10%. The current quarter and six months to date decreases are attributable to non-recurring charges incurred in 2007 for site restoration of one of the two Oakland headquarters buildings previously occupied under a lease which expired in April, 2007. For the three and six months ended June 30, 2008, WorldHeart recorded $43,000 and $96,000, respectively, in stock-based compensation expense compared with $110,000 and $142,000 recorded in the comparable 2007 periods. General and administrative expenses are expected to remain at about current levels for the next several quarters.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended June 30, 2008 decreased by $1,204,000 or 38%, compared with the three months ended June 30, 2007. The second quarter of 2007 included $567,000 of non-recurring charges, primarily related to site restoration of one of the two Oakland headquarters buildings previously occupied under a lease, which expired in April, 2007. Additionally, due to cash constraints in the second quarter of 2008, expenditures for Levacor development were curtailed. For the six-month periods ended June 30, 2008 and June 30, 2007 research and development expenses decreased  by $580,000 or 12%, primarily related to the non-recurring site restoration charges incurred in 2007. Research and development expenses for our Levacor Rotary VAD are expected to increase during the remainder of 2008 with additional development and pre-clinical testing.

Amortization of intangibles: Amortization of the acquired MedQuest workforce for the three and six month periods ended June 30, 2008 and June 30, 2007 was $48,000 and $96,000 respectively. This intangible asset is being amortized on a straight-line basis over four years.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $5,000 for the three-month period and $11,000 for the six-month period ended June 30, 2008. This compares with a loss of $4,000 and a gain of $131,000 for the three and six-month periods ended June 30, 2007.

Investment and other income: Investment and other income for the quarter ended June 30, 2008 was a loss of $5,000 compared with a gain of $140,000 during the three months ended June 30, 2007. The second quarter loss results from immediate payment discounts granted customers in order to generate operating funds. Additionally, interest earnings were significantly lower as invested cash balances were minimal during the quarter. Investment and other income for the six-month period ended June 30, 2008 was $18,000, compared to $258,000 for the six-month period ended June 30, 2007. The decrease results from lower average invested cash balances along with lower interest rates and immediate payment discounts granted customers in the second quarter of 2008.

Interest expense: Interest expense for the second quarter of 2008 was $103,000 and $1,615,000 for the six-months ended June 30, 2008. In the second quarter interest expense on the Abiomed $5.0 million convertible note was $101,000 and interest expense on the $1.0 million re-capitalization bridge loans was $2,000. For the six month period ended June 30, 2008, interest of $1,414,000 was related to the beneficial conversion feature of the $4.0 million convertible note issued to Abiomed on January 3, 2008 and recorded in the first quarter, $200,000 was accrued interest expense calculated at 8% on the $5.0 million Abiomed convertible note and $2,000 was accrued interest on the re-capitalization bridge loans. There were no such charges recorded for the quarter and six month period ended June 30, 2007 (See Note 8 and Note 9).

Clinical and marketing support: In the first quarter of 2008, we recorded  an expense of $6.5 million related to the fair value of the 2.7 million warrants issued to Abiomed. There was no such charge recorded for the quarter and six month period ended June 30, 2007 (See Note 8).

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

At June 30, 2008, we had cash and cash equivalents of $0.5 million, a decrease of $0.2 million from December 31, 2007. In January 2008 we received $4.0 million in proceeds from the second tranche of the Abiomed note and in June 2008 we received $1.0 million in recapitalization bridge-loan proceeds. For the first six-months of 2008, cash used to fund operating activities was $5.1 million, consisting primarily of the net loss for the period of $14.5 million offset by non-cash charges of $1.5 million related to the beneficial conversion feature of the Abiomed note and $6.5 million related to the fair value of warrants issued to Abiomed. Additional non-cash charges of $0.7 million consist of amortization and depreciation, write-down of inventory and stock option expense. Working capital changes consisted of a $0.3 million decrease in inventories, a $0.6 million increase in accounts payable and accrued compensation offset by an increase of $0.1 million in accounts receivable and prepaid expenses.

Investing activities in the first half of 2008 requiring cash resources consisted of $45,000 in property and equipment additions.

On July 31, 2008, WorldHeart completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement dated June 20, 2008 and amended on July 31, 2008 (See Note 9). With the completion of the private placement and recapitalizaton, the Corporation believes it has sufficient cash to fund operations for at least twelve months and believes that it will be able to realize its assets and discharge its liabilities in the normal course of operations.

CRITICAL ACCOUNTING ESTIMATES

As a result of the Corporation’s decision to reduce commercial operations associated with the Novacor LVAS, and refocus its resources on the development of its next generation products, WorldHeart wrote-off $4.6 million of Novacor related inventories in 2006 that management estimated were surplus. In 2007 the Corporation wrote off an additional $1.4 million of inventory. Through the first six months of 2008 an additional $0.3 million of Novacor inventory was written-off. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and used these to predict raw material parts and components that would be consumed in manufacturing product to meet these sales. Future write-downs may be required based on actual sales achieved and will be recorded when they can be reasonably determined.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner at the reasonable assurances level.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as mentioned below.

On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen’s Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35 million plus costs. The claim was not properly served and to date no proper service has been made. WorldHeart believes this claim to be without merit and intends to vigorously defend it. To date, no additional communications regarding this claim have been received.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 10.19

Summary of Recapitalization Agreement among the Corporation, of its wholly owned subsidiary, World Heart Inc, ABIOMED, Venrack and SSF (incorporated by reference to Exhibit 99.2 to the Corporations Form 8-K filed in June 25, 2008 (Commission File No 000-28882)).

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

World Heart Corporation
(Registrant)

Dated: August 13, 2008	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief
Executive Officer

Dated: August 13, 2008	/s/ David Pellone
David Pellone,Vice President, Finance
and Chief Financial Officer