Form 10-Q
period 2008-09-30
WORLD HEART CORP
filed 2008-11-14
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from       to

Commission file number:  000-28882

WORLD HEART CORPORATION

(Exact name of registrant as specified in its charter)

Canada	52-2247240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7799 Pardee Lane, Oakland, California, USA, 94621

(Address of principal executive offices)

(510) 563-5000

(Registrant’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of November 4, 2008 was 13,253,964.

Item

Part I	1	Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	3	Quantitative and Qualitative Disclosures About Market Risk

	4	Controls and Procedures

Part II	1	Legal Proceedings

	2	Unregistered Sales of Equity Securities and Use of Proceeds

	3	Defaults Upon Senior Securities

	4	Submission of Matters to a Vote of Security Holders

	5	Other Information

	6	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars) (Unaudited)

	September 30, 2008	December 31, 2007 (1)
ASSETS
Current assets
Cash and cash equivalents	$23,876,240	$664,504
Trade and other receivables, net of allowance for doubtful accounts of $239,178 at September 30, 2008 and $265,845 at December 31, 2007	223,255	175,170
Inventory, net of allowance for excess and obsolete of $2,692,018 at September 30, 2008 and $2,336,733 at December 31, 2007	51,349	864,314
Prepaid expenses	302,649	191,464
	24,453,493	1,895,452
Long-term assets
Property and equipment, net of accumulated depreciation of $2,935,887 at September 30, 2008 and $2,720,087 at December 31, 2007	638,042	808,383
Intangible assets, net of accumulated amortization of $609,897 at September 30, 2008 and $466,329 at December 31, 2007	155,772	299,340
Other long-term assets	156,889	244,420
	950,703	1,352,143
Total assets	$25,404,196	$3,247,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,151,508	$1,938,531
Accrued site restoration	5,395	31,000
Accrued compensation	520,811	1,318,091
Deferred revenue	1,582	50,618
	1,679,296	3,338,240
Non-current liabilities
Convertible debenture	—	1,000,000

Total liabilities	$1,679,296	$4,338,240

Commitments and Contingencies (Note 10)

Shareholders' equity (deficit)
Common stock, no par value, 13,253,964 shares issued and outstanding at September 30, 2008 and 383,576 shares issued and outstanding at December 31, 2007	325,184,192	290,750,131
Additional paid-in-capital	17,213,097	5,142,339
Accumulated other comprehensive income	(6,285,577)	(6,285,577)
Accumulated deficit	(312,386,812)	(290,697,538)
Total shareholders' equity (deficit)	23,724,900	(1,090,645)
Total liabilities and shareholders' equity (deficit)	$25,404,196	$3,247,595

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

(1)  Derived from the Corporation's audited consolidated financial statements as of December 31, 2007.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$191,705	$531,575	$1,363,235	$2,227,884
Cost of goods sold	(203,289)	(381,875)	(889,720)	(2,273,707)

Gross profit	(11,584)	149,700	473,515	(45,823)

Operating expenses
Selling, general and administrative	1,036,002	1,456,527	3,441,193	4,459,171
Research and development	2,226,423	2,164,249	6,651,608	7,169,141
Clinical and marketing support- non-cash	—	—	6,478,619	—
Amortization of intangibles	47,856	47,856	143,568	143,568
Total operating expenses	3,310,281	3,668,632	16,714,988	11,771,880

Operating loss	(3,321,865)	(3,518,932)	(16,241,473)	(11,817,703)

Other income (expenses)
Debt inducement expense	(3,914,357)	—	(3,914,357)	—
Unrealized foreign exchange gain (loss)	15,110	(160,115)	4,594	(29,184)
Investment and other income (loss)	102,834	665,498	120,665	923,696
Loss on disposal of property and equipment	—	(4,632)	—	(1,659)
Interest expense	(43,625)	—	(1,658,703)	—
Net loss	$(7,161,903)	$(3,018,181)	$(21,689,274)	$(10,924,850)

Weighted average number of common shares outstanding basic and diluted	8,962,943	383,576	3,295,793	383,576

Basic and diluted loss per common share	$(0.80)	$(7.87)	$(6.58)	$(28.48)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flow

(United States Dollars)

(Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM (USED IN)	2008	2007
Operating activities
Net loss for the period	$(21,689,274)	$(10,924,850)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	359,369	522,710
(Gain) loss on disposal of property and equipment	—	1,659
Write down of property and equipment	—	197,819
Write down of inventory	355,285	425,000
Non-cash expense on stock options	211,638	353,728
Non-cash interest on debt	1,466,143	—
Non-cash expense for fair value of warrants	6,478,619	—
Non-cash debt inducement expense	3,914,357	—
Unrealized foreign exchange gain (loss)	(34,471)	(183,440)
Change in operating components of working capital	(538,549)	591,063
Cash used in operating activities	(9,476,883)	(9,016,311)

Investing activities
Purchase of property and equipment	(45,460)	(209,573)
Cash pledged as collateral for site restoration	—	(568,468)
Cash used in investing activities	(45,460)	(778,041)

Financing activities
Convertible bridge loan proceeds	1,400,000	—
Convertible debenture proceeds	4,000,000	—
Common shares issued through private placement	28,600,000	—
Expenses related to private placement and convertible debenture	(1,262,291)	—
Cash provided by financing activities	32,737,709	—
Effect of exchange rates on cash and cash equivalents	(3,630)	(8,508)
Increase (decrease) in cash and cash equivalents for the period	23,211,736	(9,802,860)

Cash and cash equivalents, beginning of the period	664,504	12,216,671
Cash and cash equivalents, end of the period	$23,876,240	$2,413,811

Supplementary cash flow information
Bridge loans converted to common stock	$1,400,000	—
Note payable and accrued interest converted to common stock	$5,238,444	—
Accrued bonus paid by issuance of stock	$457,908	—

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statement of Equity

(United States Dollars)

(Unaudited)

Nine Months Ended September 30, 2008

					Accumulated Other
	Common Stock			Additional Paid-in	Comprehensive	Accumulated	Shareholders’ Equity
	Number	Amount		Capital	Income	Deficit	(Deficiency)
Balance as at January 1, 2008	383,576	$290,750,131		$5,142,339	$(6,285,577)	$(290,697,537)	$(1,090,644)
Non-cash stock compensation				211,638			211,638
Fair value of beneficial conversion				1,466,144			1,466,144
feature for convertible debenture							—
Warrants issued in connection with				6,478,619			6,478,619
support services agreement							—
Stock issued for accrued bonus	3,722	457,908					457,908
Proceeds from sale of stock, net	10,000,000	28,737,709	(1)				28,737,709
Debt inducement expense				3,914,357			3,914,357
Conversion of note payable and accrued interest to common stock	2,866,667	5,238,444					5,238,444
Net loss for the nine months ended September 30, 2008						(21,689,274)	(21,689,274)
Balance at September 30, 2008	13,253,964	$325,184,192		$17,213,097	$(6,285,577)	$(312,386,812)	$23,724,900

(1) Includes conversion of $1.4 million bridge notes payable

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                     Nature of Operations of the Corporation

World Heart Corporation (“WorldHeart” or the “Corporation”) is developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. WorldHeart currently derives its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment which it sells directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries.  As previously announced, after more than twenty years in clinical use, the Corporation is phasing out its first-generation Novacor LVAS as it approaches the natural end of its life cycle. The Corporation is focusing on the development of its next-generation Levacor™ Rotary VAD (the “Levacor”) and on activities leading to the start of a U.S. clinical trial with the Levacor in 2009. The Corporation expects to realize cost recoveries from the use of the Levacor in a U.S. clinical trial. Such recoveries are expected to be an important part of the Corporation’s overall operating cash flows in the future.

On July 31, 2008, WorldHeart completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement dated June 20, 2008 and amended on July 31, 2008 (See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements).  With the completion of the private placement and recapitalization, the Corporation believes it has sufficient cash to fund operations for at least twelve months and that it will be able to realize its assets and discharge its liabilities in the normal course of business. The Corporation also believes that it can sustain compliance with NASDAQ Marketplace Rules 4310(c)(3), the “Minimum Equity Rule” and 4310(c)(4), the “Minimum Bid Price Rule” with the issuance of 12.86 million common shares as part of the private placement transaction and recapitalization and with its recently completed 30-to-1 reverse stock split (See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements).

2.                                     Subsequent Events

Reverse Stock Split

On October 28, 2008, the Corporation effected a reverse stock split of 30-to-1 of its capital stock. The reverse stock split was previously approved by the Corporation’s Board of Directors and by the Corporation’s shareholders during the October 9, 2008 Special Meeting of Shareholders.

Pursuant to the reverse stock split, each holder of the Corporation’s common shares, options or warrants on October 28, 2008, the date of effectiveness of the reverse stock split, became entitled to receive one new common share, option or warrant in exchange for every thirty old common shares, options or warrants held by such shareholder.

The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein. All numbers of common shares set forth herein are shown on a post-consolidated basis, unless otherwise noted.

NASDAQ Notice on Non-Compliance

On October 29, 2008, the Corporation received a NASDAQ Staff Deficiency Letter indicating that WorldHeart does not comply with Marketplace Rule 4310(c)(7) which requires the Corporation to maintain a minimum of 500,000 publicly held shares for continued listing on the NASDAQ Capital Market. For purposes of this requirement, the number of publicly held shares excludes shares held by affiliates, including officers, directors, or ten percent shareholders. The NASDAQ staff is reviewing the Corporation’s eligibility for continued listing on the NASDAQ Capital Market and had asked the Corporation to provide, on or before November 21, 2008, the Corporation’s specific plan to achieve and sustain compliance with all the NASDAQ Capital Market listing requirements, including the time frame for completion of the plan. The Corporation filed a registration statement to register certain shares held by affiliates and others that were issued or are issuable in connection with the previously announced US$30.0 million private placement transaction and recapitalization. The registration statement has been declared effective and the Corporation expects that sales in the open market will result in an increase in the number of publicly held shares. WorldHeart also intends to submit a specific plan to achieve and sustain compliance with Marketplace Rule 4310(C)(7) by November 21, 2008.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

3.                                     Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements include all assets, liabilities, revenue and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-KSB/A, for the year ended December 31, 2007. In the opinion of management, the condensed balance sheet at December 31, 2007 which has been derived from audited financial statements and these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

Use of estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenue, warranty reserves and legal reserves. Actual results could differ from these estimates.

Revenue recognition

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collection is reasonably assured.

The significant elements of the Corporation’s multiple-element offerings are Implant Kits, Peripherals and Other. For arrangements with multiple elements, the Corporation recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Corporation records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Corporation’s shipping and handling costs are not significant.

4.                                     Stock-based Compensation

On January 1, 2006, WorldHeart adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation (“FAS 123(R)”), using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 is recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the third quarter of 2008 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Corporation’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of FAS 123(R), all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Additionally, in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services or Combined with Cash” (“EITF 96-18”), the Corporation has determined that the

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2008	2007	2008	2007
Selling, general and administrative	$37,518	$131,293	$144,645	$273,149
Research and development	20,034	53,258	66,993	80,579
Total	$57,552	$184,551	$211,638	$353,728

As of September 30, 2008, approximately $501,084 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 10 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of our common shares that were in the money at September 30, 2008. At September 30, 2008, the aggregate intrinsic value of all outstanding options was zero with a weighted average remaining contractual term of approximately 5.5 years. Of the 33,533 outstanding options, 26,047 options were exercisable, with a weighted average remaining contractual life of 4.6 years and 7,486 options were unvested, with a weighted average remaining contractual life of 7.6 years. No options were exercised or granted under the Corporation’s 2006 Equity Incentive Plan during the third quarter of 2008.

A summary of the status and changes the Corporation’s non-vested options, subject to FAS123(R) calculation as of the quarter ended September 30, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	12,373	$90.00
Granted	437	$42.58
Vested	(3,728)	$45.60
Forfeited	(160)	$84.90
Nonvested at March 31, 2008	8,922	$106.50
Granted	—	$0.00
Vested	(295)	$79.72
Forfeited	(211)	$82.70
Nonvested at June 30, 2008	8,416	$107.85
Granted	—	$0.00
Vested	(138)	$48.26
Forfeited	(792)	$71.20
Nonvested at September 30, 2008	7,486	$110.50

Valuation Assumptions

WorldHeart calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  During the three months ended September 30, 2008, no stock options were granted.  For the three and nine month periods ended September 30, 2008, the weighted average fair value of the options granted was $0 and $59.10, respectively. For the three and nine month periods ended September 30, 2007, the weighted average fair value of the options granted was $42.30 and $15.60, respectively. The following weighted average assumptions were utilized:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average risk free interest rate	—	4.7%	3.4%	4.7%
Expected life (in years)	—	5.5	5.5	5.5
Expected volatility	—	100%	133%	99%
Dividend yield	—	0%	0.0%	0%

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Corporation’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”). WorldHeart believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Corporation uses a term of 5.5 years for all its stock options. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve. The following table summarizes stock option and warrant activity for the quarter ended September 30, 2008:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
December 31, 2007	31,451	$351.30	3,237	$317.10	63,663	$145.20	98,351
Granted	437	$47.84	—	—	90,667	$52.50	91,103
Expired	(113)	$4,962.12	(11)	$4,026.66	(1,429)	$327.00	(1,553)
Forfeited	(154)	$52.20	—	$0.00	—	$0.00	(154)
Outstanding at March 31, 2008	31,621	$332.10	3,226	$304.50	152,901	$87.00	187,748
Granted	—	$0.00	—	—	—	$0.00	—
Expired	(297)	$667.80	(1)	$1,596.00	(838)	$342.25	(1,136)
Forfeited	(211)	$87.84	—	$0.00	—	$0.00	(211)
Outstanding at June 30, 2008	31,113	$331.20	3,225	$312.30	152,063	$85.80	186,400
Granted	0	$0.00	—	—	83,333	$3.30	83,333
Expired	(6)	$3,135.26	(1)	$1,596.00	(37,667)	$2,559.60	(37,674)
Cancelled	0	$0.00	—	—	(113,333)	$0.30	(113,333)
Forfeited	(798)	$70.50	—	—	—	$0.00	(798)
Outstanding at September 30, 2008	30,309	$342.50	3,224	$313.00	84,396	$7.32	117,929

5.                                     Inventory

The components of net inventory are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$19,624	$231,850
Work in progress	12,699	280,363
Finished goods	19,026	352,101
Total inventory	$51,349	$864,314

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

6.                                     Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for quarter-end employee wages and Board of Director fees, vacation, related payroll taxes and clinical and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	September 30, 2008	December 31, 2007
Wages	$107,021	$254,216
Vacation	392,565	432,006
Bonus	21,225	631,869
Total accrued compensation	$520,811	$1,318,091

During the third quarter of this year, the Corporation made full payments on deferred wages owed to six executives and officers of the Corporation.

Performance Bonus

On February 15, 2008, the Compensation Committee of the Board of Directors approved the 2008 cash performance bonus program. All employees, including the Corporation’s executive officers, are eligible for performance bonuses, which are earned upon the achievement of certain performance milestones relevant to the Corporation’s business. As of September 30, 2008, except for a $21,225 balance, the majority of accrued bonuses pursuant to the terms and conditions of the Corporation’s 2007 Performance Bonus Plan and 2006 Equity Incentive Plan have been paid, totaling $152,639 in cash and $457,908 in stock.  No accrual for the 2008 cash performance bonus program has been made as the performance milestones through September 30, 2008 have not been achieved.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accounts payable	$208,353	$847,460
Accrued liabilities	843,573	909,860
Sales taxes payable	3,534	45,719
Accrued warranty	96,048	131,048
Interest payable	—	4,444
Total accounts payable and accrued liabilities	$1,151,508	$1,938,531

7.                                     Comprehensive Income

For the three and nine month periods ended September 30, 2008 and September 30, 2007, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

8.                                     Convertible Debentures and Warrants, Beneficial Conversion and Clinical and Marketing Support Expenses

On July 31, 2008, the Corporation closed a previously announced $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the “Recapitalization Agreement”) dated June 20, 2008 and amended on July 31, 2008, among the Corporation, its wholly owned subsidiary World Heart Inc. (“WHI”), Abiomed, Inc. (“Abiomed”), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively “Venrock”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively “SSF”) and New Leaf Ventures II, L.P (“New Leaf”).  Simultaneously with the closing, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with WorldHeart and WHI. Under the terms of the Termination and Release Letter Agreement, WorldHeart converted the full amount of principal and interest owed on the $5.0 million 8% Secured Convertible Promissory Note (the “Note”) previously issued to Abiomed by the Corporation and WHI into 2,866,666 common shares of the Corporation (the “Conversion”). Additionally,

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Abiomed released the security interest in all of the assets of the Corporation and WHI that secured the Note, terminated the warrants Abiomed held to purchase 113,333 common shares of the Corporation, forgave other amounts owed by WorldHeart and terminated all the previously existing agreements, arrangements and understandings with WorldHeart.

The induced conversion of the Note and simultaneous termination of previously existing agreements, arrangements and understanding between WorldHeart and Abiomed, and the subsequent issuance of 2,866,666 common shares of the Corporation, as approved by the Corporation’s shareholders during its Special Meeting of Shareholders held on October 9, 2008, were accounted for under the provisions of SFAS No. 84, “Induced Conversion of Convertible Debt”, or SFAS No. 84. The Corporation recorded a non-recurring expense upon inducement in the amount of approximately $3.9 million against additional paid-in capital.

Prior to the July 31, 2008 termination of the Corporation’s agreements with Abiomed, on January 3, 2008, the Corporation recorded a non-cash clinical and marketing support expense of $6.5 million based on the fair value of warrants issued to purchase 90,000 of the Corporation’s common shares, upon receipt of $4.0 million in funding from Abiomed pursuant to a now cancelled clinical and marketing support services agreement. The Corporation applied the provisions of FAS 123R and EITF 96-18 to account for the expense associated with the warrants granted to Abiomed.  The Corporation used the Black-Scholes method to compute the fair value of the warrants issued as consideration for the clinical and marketing support services agreement. The measurement dates used were the dates when the Corporation received funding as defined by EITF 96-18. As a result of the beneficial conversion features of the Note, the Corporation recorded a non-cash interest expense charge of approximately $1.4 million in the nine-month ended period September 30, 2008.

9. Private Placement Transaction and Recapitalization

On July 31, 2008, WorldHeart completed a $30.0 million private placement transaction and recapitalization previously announced under the terms of the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, WorldHeart issued 10 million common shares for an aggregate purchase price of $30.0 million (the “Issuance”), of which Venrock invested $11.0 million, SSF invested $9.0 million and New Leaf invested $10.0 million. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1.4 million (the “Bridge Facility”) that Venrock and SSF had previously provided to WorldHeart. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with WorldHeart and WHI (See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements). In connection with the Issuance, the parties to the Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and the Conversion.

WorldHeart paid an aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to its advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company. The warrants, with an exercise price of $3.30 per share, were subject to shareholder approval and were approved by the Corporation’s shareholders during the Special Meeting of Shareholders held on October 9, 2008. We calculated the fair value of the warrants using the Black-Scholes Option Valuation Model. Accordingly, the amount of $283,000 was attributed to the issuance of warrants as advisor fees for services related to the financing and recapitalization. The issuance of the warrants had no impact on total equity and did not impact operating results for the quarter or nine months ended September 30, 2008.

In accordance with terms pursuant to the Recapitalization Agreement, the following terms were satisfied and, where required, carried by majority votes by the Corporation’s shareholders during the Special Meeting of Shareholders held on October 9, 2008:

(i)                                   The approval of a reverse split of its common shares;

(ii)                                The election as Directors of the Corporation of the nominees of each of Abiomed, Venrock, SSF and New Leaf , to hold office until the next annual meeting or until their successors are elected or appointed; and

(iii)                             The termination of Abiomed’s current distribution rights with WorldHeart and replacement with reduced distribution rights, under which WorldHeart is required to negotiate in good faith with Abiomed regarding distribution arrangements for certain of the Corporation’s products before engaging a third-party distributor; and

(iv)                            The establishment of an equity incentive program for the benefit of the Corporation’s independent directors, officers, employees and consultants covering, together with the Corporation’s existing plans, a maximum of 1,466,666 common shares of WorldHeart.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

10.          Commitment and Contingencies

On September 15, 2008, WorldHeart and LaunchPoint Technologies LLC (“LaunchPoint”) entered into an Assignment Agreement (the “Agreement”) wherein all of LaunchPoint’s right, title and interest in and to the assigned technology and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to WorldHeart for $230,000. In addition, the Agreement confirmed a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 will be paid in equal installments of $10,000 over 23 months beginning in October 2008.

Under the Agreement, LaunchPoint agreed to provide exclusive research and development (“R&D”) services to WorldHeart, for approximately two years, for the design, production, distribution or sale of rotary blood pumps that provide assisted circulation. In return, WorldHeart will engage LaunchPoint in ‘Active Projects’ with one of them being the Pediatric Ventricular Assist Device (PediaFLow™) project. The PediaFlow is a small, magnetically levitated rotary VAD intended for use in newborns and infants. WorldHeart will provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the Agreement, (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of R&D services pursuant to any Active Project.

The Corporation accounted for the purchase of R&D technology under the Agreement in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 2, “Accounting for Research and Development Costs,” as interpreted by FASB Interpretation (FIN) No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The Corporation recorded a one time R&D expense of $230,000 during the quarter ended September 30, 2008 based on the fact that alternative future value or realizability of this technology is not determinable as of the date of the Agreement.

11.               Recent Accounting Pronouncements

Since the beginning of 2008 the following new standards have been issued that may impact the Corporation:

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP is not applicable to WorldHeart since the Corporation does not issue dividends and has no intention to do so.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Corporation is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The measurement and disclosure requirements related to financial assets and financial liabilities are effective beginning the first quarter of fiscal 2009. The Corporation does not believe that the adoption of SFAS 157 for financial assets and financial liabilities will have a material impact on its financial position or results of operations. The Corporation is currently assessing the impact that SFAS 157 will have on its results of operations and financial position when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of fiscal 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Corporation.” The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and nine months ended September 30, 2008 and September 30, 2007. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2007, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10—KSB/A for the fiscal year ended December 31, 2007.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; costs and delays associated with research and development, pre-clinical testing and clinical trials for our products and next-generation product candidates, such as the Levacor Rotary VAD; our ability to manufacture, sell and market our products; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB/A, for the fiscal year ended December 31, 2007.

OVERVIEW

We are engaged in development of mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (“VADs”), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure.

To date we derive most of our revenue from our Novacor LVAS (“Novacor LVAS” or “Novacor”) and related peripheral equipment, which we sell directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in certain other countries. The Novacor LVAS is commercially approved for use as a bridge-to-transplant in the United States and Canada. In Europe, the Novacor LVAS has unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device is commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there is no alternative except heart transplantation.

In July 2005, we acquired the assets of MedQuest Products, Inc. (“MedQuest”), including a rotary VAD, now called the Levacor™ Rotary VAD. In conjunction with the acquisition, we raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick Venture Management, LLC and the exercise of certain warrants and also converted all of its remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor Rotary VAD was accelerated after the acquisition, with successful initial human feasibility use in Europe in 2006.

In November 2006, we announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of our resources on the development of the next generation product, particularly the Levacor Rotary VAD. After more than twenty years in clinical use, the Novacor LVAS has reached the natural end of its life cycle and we have been focusing on the development of the Levacor Rotary VAD and on activities leading to the start of a US clinical trial with the Levacor Rotary VAD in 2009.

In July 2008, we completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the “Recapitalization Agreement”) dated June 20, 2008 and amended on July 31, 2008, among the Corporation, our wholly owned subsidiary World Heart Inc. (“WHI”), Abiomed, Inc. (“Abiomed”), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, “Venrock”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively, “SSF”) and New Leaf Ventures II, L.P. (“New Leaf”).Simultaneously with the closing of the recapitalization, Abiomed entered into a Termination and Release Letter Agreement with us and converted the full amount of principal and interest owed on the $5,000,000 8% Secured Convertible Promissory Note (the “Note”) previously issued to Abiomed by the Corporation and WHI into 2,866,667 of our common shares (the “Conversion”), released the security interest in all of our assets and those of WHI that secured the Note, terminated the warrant Abiomed held to purchase 113,333 of our common shares, forgave other amounts we owed to Abiomed and terminated previously existing agreements, arrangements and understandings with us. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility (the “Bridge Loan”) of $1,400,000 that Venrock and SSF had previously provided to us. As part of the recapitalization transaction, we issued warrants to purchase an aggregate of 83,333 common shares to our advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company (See Notes 8 and 9 of the Notes to Unaudited Condensed Consolidated Financial Statements).

In August 2008, we announced that we were embarking on a phased consolidation into our current facility in Salt Lake City, Utah. This included a search for a new CEO to reside in Salt Lake City and the termination or relocation of several employees from our Oakland facility by approximately mid 2009. We are still in the process of evaluating all our alternatives and expect to complete the evaluation process by early 2009, at which time we will determine the  impact, if any, on our financial position.

Research and development by our competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe, and one device has just received U.S. marketing approval. We believe that our Levacor VAD is the most advanced fourth-generation rotary device under development.

Although the patient population for Destination Therapy, the implanting of a VAD to provide support for a patient not currently eligible for a heart transplant, continues to be largely untreated by cardiac assist devices, and the adoption rates have been slower than anticipated, we believe that the Destination Therapy market will evolve more rapidly when newer devices are evaluated clinically and as experience with next-generation VADs increases.

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

(Unaudited)

	Three Months Ended
	September 30,	June 30	March 31,	December 31,
	2008	2008	2008	2007

Net revenue	$192	$536	$635	$348
Net loss for the period	(7,162)	(3,049)	(11,478)	(7,639)
Net loss applicable to common shareholders	(7,162)	(3,049)	(11,478)	(7,639)
Basic and diluted loss per share	$(0.80)	$(7.94)	$(29.92)	$(19.92)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2006

Net revenue	$532	$849	$848	$956
Net loss for the period	(3,018)	(4,477)	(3,430)	(5,136)
Net loss applicable to common shareholders	(3,018)	(4,477)	(3,430)	(5,136)
Basic and diluted loss per share	$(7.87)	$(11.67)	$(8.94)	$(23.21)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007

In thousands (000’s) except for per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2008	2007	2008	2007
Revenue	$192	$532	1,363	$2,228
Cost of goods sold	(204)	(382)	(889)	(2,274)

Gross profit	(12)	150	474	(46)

Operating expenses
Selling, general and administrative	1,036	1,457	3,441	4,459
Research and development	2,226	2,164	6,651	7,169
Clinical and marketing support- non-cash	—	—	6,479	—
Amortization of intangibles	48	48	144	144

Total operating expenses	3,310	3,669	16,715	11,772

Operating loss	(3,322)	(3,519)	(16,241)	(11,818)

Other income (expense)	(3,840)	501	(5,448)	893

Net loss applicable to common shareholders	$(7,162)	$(3,018)	$(21,689)	$(10,925)

Weighted average number of common shares outstanding basic and diluted	8,963	384	3,296	384

Basic and diluted loss per common share	$(0.80)	$(7.87)	$(6.58)	$(28.48)

Revenue: In the past, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenue. In addition, we generate revenue from sales of SPUS (Segmented Poly Urethane Solution) used by one other medical device manufacturer, which have contributed a greater percentage of overall revenue in recent quarters. We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
(Unaudited)	$	Units	$	Units	$	Units	$	Units
Novacor Product Revenues
Implant kits	$—	—	$306	4	$318	5	$990	14
Peripherals and other	102		136		440		938
	102		442		758		1,928
SPUS Revenues	90		90		605		300
Total Revenue	$192		$532		$1,363		$2,228

Revenue for the quarter ended September 30, 2008 was $192,000 reflecting a decrease of $340,000, or 64%, compared with the quarter ended September 30, 2007. There were no Novacor LVAS implant kits sold in the quarter ended September 30, 2008 compared to 4 implant kits sold in the quarter ended September 30, 2007. Novacor peripherals and other revenue, including Novacor LVAS hardware, peripherals, and services, were $102,000 for the quarter ended September 30, 2008, a decrease of $34,000, or 25%, compared with Novacor peripherals and services of $136,000 recorded in the quarter ended September 30, 2007.

We do not expect to sell any additional Novacor implant kits in the future as the Novacor LVAS has reached the natural end of its life cycle and we are phasing out the product.

SPUS revenue was $90,000 for the quarter ended September 30, 2008, or 47% of total revenue and $90,000 for the quarter ended September 30, 2007, or 17% of total revenue. SPUS revenue in recent quarters has become a greater percentage of our total revenue as Novacor product revenues have declined, and we expect this trend to continue throughout the remainder of 2008.

Revenue for the first nine months of 2008 was $1,363,000, a decrease of $865,000, or 39%, compared with $2,228,000 recorded in the same period of 2007. Novacor implant kits recognized as revenue for the nine months ended September 30, 2008 totaled five compared with 14 during the same period of 2007. Revenue generated from Novacor products was $758,000 for the first nine months of 2008 compared to $1,928,000 for the same nine-month period in 2007, a decrease of $1,170,000, or 61%. We anticipate no implant kit sales and continued declining Novacor peripheral and other revenue throughout the remainder of 2008.

SPUS revenue, on the other hand, increased from $300,000 in the first nine months of 2007 to $605,000 in the first nine months of 2008, an increase of $305,000, or 102%. SPUS revenue was 44% of total revenue in the first nine months of 2008, compared with 13% of total revenue in the first nine months of 2007.

Cost of goods sold: For the three months ended September 30, 2008, cost of goods sold was greater than revenue at 106% of revenue, as an additional $99,000 of Novacor inventory write-downs were taken in the quarter. Cost of goods sold for the three months ended September 30, 2007 was 72% of revenue. Cost of goods sold as a percent of revenue was 65% and 102% for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively. The higher cost of goods sold in the prior year’s nine-month period ended September 30, 2007 was due, principally, to the write-off of excess Novacor LVAS inventories and expensing of manufacturing variances. Gross profit for the nine-month period of 2008 has improved when compared to the same periods in 2007 as a result of the shift in revenue from lower margin Novacor products to higher margin SPUS product.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily relate to enrollment of new centers in the anticipated Levacor clinical trials, field support of existing Novacor patients and marketing/trade show costs. Our other administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2008	2007	2008	2007

Selling	$214	$199	$693	$1,051
General and administrative	822	1,258	2,748	3,408
Total	$1,036	$1,457	$3,441	$4,459

Selling expenses for the three months ended September 30, 2008 increased by $15,000, or 8%, compared with the same period in 2007. For the nine-month period ended September 30, 2008 selling expenses decreased $358,000, or 34%, compared with the nine-month period ended September 30, 2007. The decrease is attributable to our November 2006 restructuring, which eliminated most of our sales force by the second quarter of 2007, as well as reduced personnel costs in Europe. For the three and nine month periods ended September 30, 2008, we recorded $5,000 and $16,000, respectively, in stock-based compensation expense compared with $0 in the comparable 2007 periods. Selling expenses are expected to remain at current levels for the next several quarters.

General and administrative expenses for the three months ended September 30, 2008 decreased by $436,000, or 35% compared with the same period in 2007. For the nine-month period ended September 30, 2008, general and administrative expenses decreased $660,000, or 19% compared with the nine-month period ended September 30, 2007. The decreases in both, the current quarter and nine months to date are attributable to non-recurring charges incurred in 2007 for site restoration of one of the two Oakland headquarters buildings previously occupied under a lease which expired in April, 2007, cost savings realized from consolidation of our Oakland facilities in late 2007, reduced legal expenses and $0 provision for the 2008 annual employee bonus plan as performance milestones through September 30, 2008 have not been met. For the three and nine month periods ended September 30, 2008, we recorded $32,000, and $128,000, respectively, in stock-based compensation expense compared with $131,000 and $273,000 recorded in the comparable 2007 periods. General and administrative expenses are expected to remain at about current levels for the next several quarters.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended September 30, 2008 increased $62,000, or 3%, compared with the three months ended September 30, 2007. The increase is attributable to non-recurring charges incurred related to the R&D purchased technology from LaunchPoint in the third quarter of 2008 (See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements), offset in part by third quarter 2007 expenses related to site restoration of one of the two Oakland headquarters buildings previously occupied under a lease, which expired in April 2007, and cost savings from consolidation of the Oakland facilities during the fourth quarter of 2007. Additionally, due to cash constraints during the second quarter of 2008 and into the third quarter of 2008, expenditures for Levacor development were curtailed.  Research and development expenses for the nine-month period ended September 30, 2008 decreased by $517,500, or 7%, from the nine-month period ended September 30, 2007, primarily related to the non-recurring site restoration charges incurred in 2007, the Oakland facilities consolidation and $0 provision for the 2008 annual employee bonus plan as performance milestones through September 30, 2008 have not been met. Research and development expenses for our Levacor Rotary VAD are expected to increase during the remainder of 2008 with additional development and pre-clinical testing.

Clinical and marketing support-non-cash: In the first quarter of 2008, we recorded non-cash expense of $6.5 million related to the fair value of the warrants to purchase 90,000 shares issued to Abiomed. There was no such charge recorded for the quarter and nine-month period ended September 30, 2007. (See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Debt inducement expense: In the third quarter of 2008, we recorded an expense of $3.9 million associated with the induced conversion of the Abiomed Note and termination of previously existing agreements and warrants (See Note 8 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). There was no such charge recorded for the quarter and nine- month period ended September 30, 2007.

Amortization of intangibles: Amortization of the acquired MedQuest workforce for the quarter ended September 30, 2008 and September 30, 2007 was $48,000 for both periods. Amortization expense for the nine-month period September 30, 2008 and September 30, 2007 was $144,000, for both periods. This intangible asset is being amortized on a straight-line basis over four years.

Foreign Exchange: Foreign exchange transactions resulted in gains of $15,000 and $5,000 for the three and nine-month periods ended September 30, 2008 respectively. This compares with losses of $160,000 and $29,000 for the three and nine-month periods ended September 30, 2007 respectively.

Investment and other income: Investment and other income for the quarter ended September 30, 2008 was $103,000 compared to $665,000 during the quarter ended September 30, 2007. The 2007 period included $620,000 of other income from the recognition of deferred revenue for certain previously shipped Novacor product and the recognition of deferred clinical fees associated with previously shipped Levacor VAD clinical product. Investment and other income for the nine-month period ended September 30, 2008 was $121,000, compared to $924,000 for the nine-month period ended September 30, 2007. The decrease is primarily attributable to lower average invested cash balances along with lower interest rates, immediate payment discounts granted to customers in the second quarter of 2008 and the recognition in the nine-month period ended September 30, 2007 of deferred revenue and clinical fees.

Interest expense: Interest expense was $44,000 for the third quarter of 2008 compared to $0 for the third quarter of 2007. In the third quarter of 2008, interest expense on the Abiomed Note was $35,000 and interest expense on the Bridge Loan was $8,000. For the nine-month period ended September 30, 2008, interest expense was $1,659,000. Interest expense of $1,414,000 for the nine-month period ended September 30, 2008 was related to the beneficial conversion feature of the Abiomed Note recorded in the first quarter, $234,000 was interest expense on the Note and $10,000 was interest expense on the Bridge Loan. The Note and accumulated interest was converted into common shares as part of the Recapitalization Agreement and the Bridge Loan, along with accumulated interest, was deducted from the final recapitalization proceeds. There were no such charges recorded for the quarter and nine month periods ended September 30, 2007 (See Note 8 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). We do not anticipate incurring interest expense in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue and investment income, these funds have provided us with the resources to operate our business, sell and support our products, fund our research and development program and clinical trials, apply for and obtain the necessary regulatory approvals and develop new technologies and products.

At September 30, 2008, we had cash and cash equivalents of $23.9 million, an increase of $23.2 million from December 31, 2007. We received $4.0 million in proceeds in January 2008 from the second tranche of the Abiomed Note, Bridge Loan proceeds of $1.0 million in June 2008 and another $0.4 million in July 2008, and recapitalization proceeds of $28.6 million, net of deductions of Bridge Loans and interest, on July 31, 2008. For the first nine months of 2008, cash used to fund operating activities was $9.5 million, consisting primarily of the net loss for the period of $21.7 million, offset by non-cash charges of $1.5 million related to the beneficial conversion feature of the Abiomed note, $6.5 million related to the fair value of warrants issued to Abiomed and $3.9 million related to the Abiomed induced warrant conversion charge. Additional non-cash charges of $0.9 million consist of amortization and depreciation, write-down of inventory and stock option expense. Working capital changes consisted of a $0.5 million decrease in inventories and a $1.0million decrease in accounts payable and accrued compensation offset by an increase of $0.1 million in accounts receivable and prepaid expenses.

Investing activities in 2008 requiring cash resources consisted of $45,000 in property and equipment additions.

On July 31, 2008, WorldHeart completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement dated June 20, 2008 and amended on July 31, 2008 (See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). With the completion of the private placement and recapitalization, the Corporation believes it has sufficient cash to fund operations for at least twelve months and believes that it will be able to realize its assets and discharge its liabilities in the normal course of business.

CRITICAL ACCOUNTING ESTIMATES

As a result of the Corporation’s decision to reduce commercial operations associated with the Novacor LVAS, and refocus its resources on the development of its next generation products, WorldHeart wrote-off $4.6 million of Novacor related inventories in 2006 that management estimated were surplus. In 2007 the Corporation wrote off an additional $1.4 million of inventory. Through the first nine months of 2008 an additional $0.4 million of Novacor inventory was written-off. Management estimated future usage of inventory on hand by projecting future sales of its Novacor product, and used these to predict raw material parts and components that would be consumed in manufacturing product to meet these sales. Future write-downs may be required based on actual sales achieved and will be recorded when they can be reasonably determined.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as described in our Annual report on Form 10-KSB/A for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 3.1	Amendment to Articles, dated October 27, 2008 (4)

Exhibit 4.1	Share certificate

Exhibit 4.2	Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of July 31, 2008 (1)

Exhibit 4.3	Recapitalization Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of June 20, 2008 (2)

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement among World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of July 31, 2008 (1)

Exhibit 4.5	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (3)

Exhibit 10.1	Release Agreement (1)

Exhibit 10.2	Consulting Agreement Amendment, dated October 30, 2008, between World Heart Inc. and Pellone Enterprises Incorporated (4)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(1) Incorporated by reference to exhibits to our Current Report on Form 8-K filed August 6, 2008.

(2) Incorporated by reference to exhibits to our Current Report on Form 8-K filed June 30, 2008.

(3) Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed November 6, 2008.

(4) Incorporated by reference to exhibits to our Current Report on Form 8-K filed October 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: November 14, 2008	/s/ Jal S. Jassawalla
Jal S. Jassawalla, President and Chief Executive Officer

Dated: November 14, 2008	/s/ David Pellone
David Pellone, Vice President, Finance and Chief Financial Officer