Form 10-K
period 2008-12-31
WORLD HEART CORP
filed 2009-03-30
CIK 1024520

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission File No. 0-28882

WORLD HEART CORPORATION

Canada	52-2247240
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7799 Pardee Lane Oakland, California, USA	94621
(Address of Principal Executive Office)	(Zip Code)

(510) 563-5000
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2008 was $1,144,495.

         The number of common shares outstanding as of March 15, 2009 was 13,253,964.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1.    Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including statements regarding our expectations with respect to future development plans for our next-generation product candidates, particularly the Levacor™ Rotary VAD (Ventricular Assist Device), the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as "believe," "feel," "expect," "may," "will," "should," "seek," "plan," "anticipate," or "intend" or the negative of those terms, or by discussions of strategy or intentions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

  •
  our need for additional significant financings in the future;

  •
  costs and delays associated with clinical trials for our products and next-generation product candidates, such as Levacor Rotary VAD, MiVAD and PediaFlow;

  •
  our ability to manufacture, sell and market our products;

  •
  decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our products;

  •
  competition from other products and therapies for heart failure;

  •
  continued slower than anticipated Destination Therapy adoption rate for VADs;

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

  •
  our ability to remain listed on the NASDAQ Capital Market; and

  •
  other factors we discuss under the heading "RISK FACTORS."

        We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CORPORATE STRUCTURE

Name, Address and Incorporation

        World Heart Corporation, (the "Corporation" and collectively with its subsidiaries, "WorldHeart") was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. Our head office is located at 7799 Pardee Lane, Oakland, California, USA, 94621 and our head office telephone number is 510-563-5000. We have an office at Van der Landelaan 27, 6075 GA Herkenbosch, Netherlands and a research facility at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116. Our registered office is located at 40 Elgin Street, Suite 1400, Ottawa, Ontario, Canada, K1P 5K6 and our telephone number is (613) 238-2000.

        Our articles of incorporation were amended on June 22, 2000, to create a first series of 1,374,750 preferred shares designated as Cumulative Redeemable Convertible Preferred Shares, Series A (the Series A Shares), in connection with the acquisition by WorldHeart of the Novacor division of Edwards Lifesciences LLC (Edwards). On November 26, 2003, our articles were amended to amend the rights and privileges of the Series A Shares in connection with the conversion by Edwards Lifesciences (U.S.) Inc. of its Series A Shares as part of our financing transaction completed in September 2003. Our articles were amended again on December 1, 2003, to effect a reverse stock split on the basis of seven pre-consolidated common shares for one post-consolidated common share. We filed articles of continuance on December 14, 2005, and continued under the laws of Canada from the Province of Ontario. In conjunction with the continuance, a new by-law was adopted by our directors. Our articles of incorporation were amended again on May 30, 2007 to effect a reverse stock split on the basis of ten pre-consolidated common shares for one post consolidated common share and on October 27, 2008 to effect a reverse stock split of thirty pre-consolidated common shares for one post consolidated common share. All numbers of common shares and per-share numbers reflected in this Form 10-K are shown on a post-consolidated basis, unless otherwise noted.

Intercorporate Relationships

        World Heart Inc. ("WHI") is our wholly owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. WHI acquired the assets and liabilities of the Novacor division of Edwards in June 2000, and is responsible for the manufacturing and primary sales, marketing and support of the Novacor left ventricular assist system (Novacor LVAS or Novacor) as well as next-generation product development.

        World Heart B.V. is a wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004, through which we carry on sales, sales support and distribution in Europe. On October 30, 2007 ownership of WorldHeart B.V. was transferred from World Heart Corporation to World Heart Inc.

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

BUSINESS OF WORLDHEART

The Corporation

        Our business is focused on the development and sale of ventricular assist devices ("VADs"), particularly our Levacor Rotary VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation.

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

        We are focused on the development of the Levacor Rotary VAD, the next-generation rotary device that we acquired as part of our acquisition of the assets of MedQuest Products, Inc. (MedQuest) in July 2005. It uses a magnetically-levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. The Levacor VAD is in the clinical development stage with initial human feasibility clinical use successfully completed in Europe during 2006. In January 2009, we submitted an Investigational Device Exemption (IDE) application to the US Food and Drug Administration for a Bridge-to-Transplant study of the Levacor VAD.

        In the past, we derived most of our revenue from our Novacor LVAS and related peripheral equipment, which we sold directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. The Novacor LVAS, our legacy generation VAD, was commercially approved as a Bridge-to-Transplant device in the United States and Canada. In Europe, the Novacor LVAS had unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device was commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there was no alternative except heart transplantation. After more than twenty years in clinical use, the Novacor LVAS has reached the natural end of its life cycle, and we are no longer actively marketing the product.

        The pediatric VAD (PediaFlow™) is a small, magnetically levitated, axial rotary VAD currently under pre-clinical development. Based on WorldHeart's proprietary technology, it is intended for use in newborns and infants. The PediaFlow is being developed by a consortium, consisting of WorldHeart, the University of Pittsburgh, Children's Hospital of Pittsburgh, Carnegie Mellon and LaunchPoint Technologies, LLC ("LaunchPoint") with funding provided primarily by the National Institutes of Health (NIH).

        The technology embodied in the PediaFlow is intended to form the basis for a small, Minimally Invasive VAD (MiVAD). This device is aimed at providing partial circulatory support to the relatively large population of patients in early-stage heart failure. Included in this population are patients who do not respond to cardiac resynchronization therapy, and currently have no optimal available therapeutic option.

Three-Year History and Development of WorldHeart

        On March 8, 2006, we announced a successful "first in human" implant of the Levacor VAD. The procedure was performed at St. Luke's Hospital in Thessaloniki, Greece, as part of the Levacor VAD feasibility trial. On May 10, 2006, a second successful Levacor implant was completed at St. Luke's

Hospital in Greece. Both patients were successfully weaned from the device and discharged from the hospital.

        On November 13, 2006, we entered into a purchase agreement with certain new and current investors for a private placement financing consisting of two tranches. The first tranche of the financing related to the sale of 36,667 common shares at $75.00 per share for a total of $2.75 million in gross proceeds to WorldHeart was closed on November 16, 2006. The second closing for $11.31 million in gross proceeds to WorldHeart, or 150,667 common shares, took place on December 21, 2006, following shareholder approval received at our annual and special meeting held on December 20, 2006. Gross proceeds from both tranches of the financing totaled approximately $14.1 million at a price of $75.00 per common share. In addition, we incurred placement agent fees equal to 6% of the gross proceeds payable in common shares totaling approximately 11,310 common shares. Under the terms of the transaction, we registered for resale all of the common shares issued in both tranches of the financing.

        On November 14, 2006, we announced a significant restructuring and realignment of our business operations to better focus on the development of our next-generation Levacor VAD. The restructuring program reduced manufacturing, selling and administrative costs, primarily associated with the Novacor LVAS product. The program included a reduction in workforce of 41 persons, primarily at our Oakland, California, and Heesch, Netherlands locations. The costs attributable to the restructuring recorded during the year ended December 31, 2006 were $0.6 million consisting of severance costs and a fixed assets write-down. In addition, WorldHeart wrote-off $4.6 million ($3.5 million and $1.1 million in the third and fourth quarters of 2006, respectively) of raw material, in-process and finished goods inventory associated with the Novacor LVAS product, which management had determined would not be utilized in future periods.

        On December 14, 2006, we announced that, consistent with the restructuring program and after discussions with the FDA, we were discontinuing enrollment in our Novacor LVAS RELIANT Trial. We had commenced the RELIANT Trial in 2004 to seek approval for Novacor for Destination Therapy use.

        On May 30, 2007, we announced that we effected a reverse stock split on the basis of ten pre-consolidated common shares for one post-consolidated common share.

        On December 11, 2007, we entered into a note purchase agreement with Abiomed, Inc. ("Abiomed") as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, we issued to Abiomed a secured convertible promissory note (the "Abiomed Note") in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The Abiomed Note was secured by our assets and contained certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Abiomed Note. The Abiomed Note was convertible into our common shares, in whole or in part, at Abiomed's option, at approximately $52.50 per share and was subject to anti-dilution adjustments in the event that the Corporation issued securities at a lower effective price at any time. On December 11, 2007, we also entered into a clinical and marketing support services agreement with Abiomed, pursuant to which Abiomed agreed to provide clinical support and certain marketing services in connection with our products in development. As partial consideration for these clinical and marketing services, Corporation issued to Abiomed a 5-year warrant to purchase up to 113,333 of our common shares, exercisable at $0.30 per share, later terminated as part of the June 20, 2008 Recapitalization Agreement.

        On May 9, 2008, we reported that we had determined that our available cash would be insufficient to pay our obligations as they became due. This report constituted an event of default under the Abiomed Note. Under the terms of the Abiomed Note, as a result of this event of default, Abiomed became entitled to exercise its contractual remedies, including foreclosing on our assets.

        On June 12, 2008, we announced that we would voluntarily delist our common shares from the Toronto Stock Exchange. Our business moved primarily to the United States in 2005 and as of June 2008 approximately 80% of the stock trades occurred on the NASDAQ Capital Market. At the end of the day on June 13, 2008, our common shares were delisted from the Toronto Stock Exchange. Our common shares continue to be listed on the NASDAQ Capital Market.

        On June 20, 2008, we entered into a Recapitalization Agreement with Abiomed, Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, "Venrock"), Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Life Sciences Fund, L.P. and Austin Marxe (collectively, "SSF") and New Leaf Ventures II, L.P ("New Leaf"). Simultaneously with the closing, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with us. Under the terms of the Termination and Release Letter Agreement, we converted the full amount of principal and interest owed on the Abiomed Note into 95,555 of our common shares (the "Conversion"). Additionally, Abiomed released the security interest in all of our assets that secured the Abiomed Note, terminated the warrants Abiomed held to purchase 113,333 of our common shares, forgave other amounts owed by us and terminated all the previously existing agreements, arrangements and understandings with us.

        In accordance with terms of the Recapitalization Agreement, the following terms were satisfied and, where required, carried by majority votes by our shareholders during the Special Meeting of Shareholders held on October 9, 2008:

  (i)
  The approval of the grant of discretionary authority to the Corporation's Board of Directors to effect a reverse stock split of its common shares at a ratio within the range from 20-to-1 to 30-to-1;

  (ii)
  The election as Directors of the Corporation of the nominees of each of Abiomed, Venrock, SSF and New Leaf, to hold office until the next annual meeting or until their successors are elected or appointed; and

  (iii)
  The termination of Abiomed's current distribution rights with WorldHeart and replacement with reduced distribution rights, under which WorldHeart is required to negotiate in good faith with Abiomed regarding distribution arrangements for certain of the Corporation's products before engaging a third-party distributor; and

  (iv)
  an increase under the equity incentive program for the benefit of the Corporation's independent directors, officers, employees and consultants, to a maximum of 1,466,666 common shares of WorldHeart.

        On October 27, 2008, we announced that we effected a reverse stock split on the basis of thirty pre-consolidated common shares for one post-consolidated common share. The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

        On August 21, 2008, we announced that we were embarking on a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. Our focus is on the development, clinical trial and subsequent commercialization of the advanced rotary Levacor VAD as the first-generation Novacor LVAS reaches the natural end of its product life cycle. On August 22, 2008, we completed the first phase of our consolidation plan and eliminated five positions at our Oakland facility, including the position of Vice President of Manufacturing. On February 4, 2009, as part of our consolidation plan, we announced that we appointed Salt Lake City based Mr. John Alexander Martin as our President and Chief Executive Officer. Mr. Jal S. Jassawalla, our former President and CEO, will continue to be based in Oakland, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs and will continue to serve us as Executive Vice President and Chief Technology Officer.

        Included in the consolidation plan is the appointment of a Chief Financial Officer to be based in Salt Lake City, the elimination of positions in Oakland and relocation of certain positions to Salt Lake City by approximately the fourth quarter of 2009. Effective February 5, 2009, Mr. Martin also replaced Jal S. Jassawalla on the Board of Directors.

        On January 8, 2009 we announced that we had submitted an Investigational Device Exemption ("IDE") application to the FDA for a Bridge-to-Transplant study of the Levacor VAD. The IDE application includes detailed device information, including design and in vitro and in vivo preclinical testing protocols and results. The submission also encompasses an Investigational Plan and extensive study-related materials. The proposed primary study endpoint comprises survival to heart transplantation, explant for myocardial recovery, or survival to 180 days on device support.

Our Products

        Our current business is based on several generations of implantable VADs. Our legacy generation product, the Novacor LVAS, is no longer commercially available. Our development-stage VADs include the Levacor VAD, the Pediatric VAD (PediaFlow) and a Minimally Invasive VAD (MiVAD) based on PediaFlow technology. Specifically:

  •
  the Novacor LVAS, which is no longer commercially available, was a Bridge-to-Transplant in the United States, Canada, Europe and Japan. In Europe, it was also available for Destination Therapy and as a Bridge-to-Recovery.

  •
  the Levacor Rotary VAD is a small, fourth-generation, magnetically levitated, centrifugal, rotary VAD. Two human feasibility implants were successfully completed in Europe in 2006.

  •
  the PediaFlow is a small, magnetically levitated, axial rotary VAD intended for use in infants and currently under development by a consortium, including WorldHeart. Development is funded primarily by the National Institutes of Health, under a contract awarded to the University of Pittsburgh.

  •
  WorldHeart's miVAD design is based on the technology incorporated in the PediaFlow device using vascular connections to allow placement through minimally invasive techniques. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.

The Novacor LVAS

        The Novacor LVAS, our legacy generation VAD which is no longer commercially available, was an implantable, pulsatile VAD, which had been in clinical use for more than 20 years and had been implanted in more than 1,700 patients worldwide. The product was an electromagnetically-driven pump, about the size of a human heart, that provided circulatory support for patients with life-threatening heart failure by taking over part or all of the workload of the left ventricle of the heart. The Novacor LVAS was self-regulating, responding instantaneously to the recipient's changing heartbeat and circulatory demands. We are no longer actively marketing the product but will continue to support existing implant patients.

Next-Generation VAD Platform

  Levacor Rotary VAD

        Through the acquisition of MedQuest in July of 2005, we obtained the Levacor Rotary VAD, a fourth-generation, rotary blood pump intended for a range of circulatory support indications. Unlike earlier generation rotary pumps with blood-lubricated bearings, the fourth generation Levacor VAD is a compact, bearingless, magnetically-levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates wear mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient's blood for suspension. The product's levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of enhanced simplicity.

        We successfully completed an initial human feasibility clinical trial in Europe in 2006. We intend to start U.S. clinical trials in approximately the second half of 2009 and a CE mark trial in Europe in 2010, subject to obtaining regulatory approval and the availability of funding.

  Pediatric VAD (PediaFlow)

        The PediaFlow is a small, magnetically levitated ("maglev"), axial rotary VAD intended for use in newborns and infants. It is currently under development by a consortium, consisting of WorldHeart, the University of Pittsburgh, Children's Hospital of Pittsburgh, Carnegie Mellon and LaunchPoint. Development is primarily funded by the NIH under a contract awarded to the University of Pittsburgh. The PediaFlow is based on the proprietary maglev technology incorporated in the Levacor VAD. Prototype devices have been successfully tested in acute and chronic animal implants. Completion of development and initiation of clinical trials is dependent on availability of follow-on funding after completion of the current NIH contract in March 2009.

  Minimally Invasive VAD (MiVAD)

        The MiVAD design is a miniature maglev rotary pump, intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs. Its small size would allow placement through minimally invasive techniques, reducing the trauma associated with surgically placed devices. The MiVAD design is derived from the PediaFlow, with the motor and impeller geometry appropriately scaled for this particular application.

Research and Development Expenditures

        Our research and development expenditures were $9,047,531, $9,923,827 and $9,002,373 in 2008, 2007, and 2006, respectively. Research and development spending for the Levacor VAD is expected to increase in 2009.

Third-party Reimbursement for VADs

        The United States Centers for Medicare and Medicaid Services (CMS) currently provide for public reimbursement of VADs used as a "bridge-to-transplantation" or as "destination therapy." Many of the state Medicaid programs have also followed CMS and provide for public reimbursement as well. In addition, the majority of private insurance carriers also provide for coverage for VAD use. In October of 2007, the CMS promulgated a final rule allowing for the implementation of Medical Severity Diagnostic Related Groups (MSDRGs). These MSDRGs replaced the DRG system and have MSDRG payments assigned based on the presence of complications or other diseases a patient may have. The base payment rate for MSDRG-1 (heart transplant or heart assist system implantation with major complications and comorbidities) for fiscal year 2008 is $125,190. In October of 2005, CMS issued HCPCS (healthcare common procedural coding systems) codes to allow for reimbursement of outpatient supplies and replacements. Hospitals now are reimbursed for both inpatient and outpatients costs.

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

Application of (VADs) in Patient Care

  Current Treatment Methods for End-Stage Heart Failure

        Research is ongoing in the industry for an effective treatment for advanced heart failure. While providing some benefit, therapies such as medication and transplantation have significant limitations, and alternative emerging technologies are being investigated. The following are treatment methods currently being employed for advanced heart failure:

  •
  Medication.  Pharmaceutical drugs are the first line of defense against heart failure. However, in spite of many advances, drug therapies are currently able to provide only limited benefit in advanced heart failure patients. Drug therapies usually do not, in all cases, treat the underlying disorder and, thus, can only slow progression of the disease. Moreover, a number of heart failure patients may be resistant to treatment with drug therapies, and often such therapies have adverse side effects.

  •
  Heart Transplantation.  Heart transplantation is currently the intervention of choice for patients with end-stage heart failure. However, the availability of donor organs, as well as other major limitations, has limited the number of transplants worldwide to about 4,000 per year and about 2,000 in the United States according to the American Heart Association. Limited availability of and waiting times for suitable donor heart adversely impact the utility of heart transplantation.

  •
  Surgical Repair and Cardiac Resynchronization.  Surgical repair (reshaping) of the left ventricle and valve replacements are also utilized in some patients as heart failure treatments. Cardiac resynchronization therapy is increasingly being used in New York Heart Association (NYHA) Class III patients (the NYHA classification is a measure of the degree of heart failure with Class IV patients representing the most advanced heart failure classification) but is not effective for many patients who subsequently become candidates for VAD support.

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

        The following advantages over other treatments generally apply to VADs that are currently approved and in use, including the Novacor LVAS. Although certain advantages may not apply in every situation or for all patients, we expect that these potential advantages will also apply to our Levacor Rotary VAD:

  •
  Supply.  As a manufactured device, VADs are generally available as and when needed, including on an emergency basis, to treat advanced heart failure patients.

  •
  Reduced Hospitalization.  Unlike transplant patients, VAD patients go to surgery without a protracted wait for a donor organ, and in the case of implantable VADs, patients may be able to leave the hospital after a relatively short recovery period.

  •
  Improved Patient Health and Quality of Life.  After VAD implantation, blood circulation is usually improved and most patients experience improved levels of health as shown in a number of clinical studies, including those for the Novacor LVAS. The quality of life for most VAD recipients has been shown to improve and most experience symptomatic relief. There is typically an improvement in NYHA classification for most recipients.

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

        There are also limitations and risks associated with VADs. Implanted and externally placed VADs require external power sources (batteries) and controllers. Furthermore, as with other implanted cardiovascular devices, there is the risk of adverse events such as bleeding, stroke, infection and device malfunction.

Marketing, Manufacturing and Distribution Strategy

        Since the acquisition of the Novacor division of Edwards LifeSciences in 2000, we have had access to several key medical centers involved in cardiac transplantation in North America, Europe and Japan. Until our restructuring in November 2006, we sold directly within the United States through a dedicated sales force. Before 2004, the Novacor LVAS was distributed by Edwards outside the United States. In January 2004, we assumed full sales and support responsibility for the Novacor LVAS primarily in Europe but excluding Japan. We no longer distribute the Novacor LVAS in the US or Europe and currently only provide support for existing Novacor recipients. Our United States operations have experienced clinical and technical personnel who support medical centers, as well as their clinicians and medical staff. Approximately 41% and 76% of our 2008 and 2007 revenue came from sales of the Novacor LVAS in the United States, respectively.

        We manufacture, distribute and service our commercial products at our Oakland, California facility. As part of our consolidation plan, we plan to manufacture and distribute our Levacor Rotary VAD at our Salt Lake City facility. Under the revised distribution agreement with Abiomed, we are required to negotiate in good faith distribution arrangements with Abiomed before we engage any third party distributors for our products. However, we retain the right, without negotiating with Abiomed, to distribute our products directly. In addition, if we and Abiomed are unable to agree to terms on distribution, we are free to negotiate with third-party distributors without giving revised terms to Abiomed. Abiomed's revised distribution rights will terminate upon a change of control of WorldHeart pursuant to the terms of the Recapitalization Agreement.

Intellectual Property

        We hold numerous patents and licenses to patents related to the Levacor Rotary VAD and other potential future products. WorldHeart has ownership of seven United States patents related to the Levacor implantable blood pump technology, either as sole owner or with exclusive licenses from the co-owners. These patents have eight to 11 years remaining life before expiration. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Australia. We hold exclusive licenses to four additional patents, with remaining lives of seven years. In addition, two patents related to control of rotary blood pumps, with seven years remaining life, are non-exclusively licensed. Additional patents are pending.

        We currently hold five active United States patents for the Novacor LVAS and its associated subsystems, with five to nine years remaining life. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Japan.

        To date, we have been granted two United States patents for the Novacor II, with 10 to 14 years remaining life. Patent applications for the Novacor II are pending. One patent for the Novacor II has been issued in several European countries and corresponding applications are also pending in Europe, Japan and Canada. The Transcutaneous Energy Transfer technology licensed to WorldHeart from the Ottawa Heart Institute has been patented in the United States (three years remaining life), Canada and the United Kingdom. At this point, the Novacor II is not a probable future product for us.

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

        Licenses related to the Levacor Rotary VAD include an exclusive license from the University of Utah to four issued patents for which WorldHeart has no future obligations, an exclusive royalty-based license to four patents from the University of Virginia and an exclusive royalty-based license from the University of Pittsburgh. We also have a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the Levacor VAD.

        In September 2008, we entered into an Assignment Agreement (the "LaunchPoint Agreement") with LaunchPoint wherein all of LaunchPoint's right, title and interest in and to the assigned technology and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to us for $230,000. In addition, the LaunchPoint Agreement contains a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 will be paid in equal installments of $10,000 over 23 months beginning in October 2008.

        Under the LaunchPoint Agreement, LaunchPoint agreed to provide exclusive research and development ("R&D") services to us for approximately two years, for the design and production of rotary blood pumps that provide assisted circulation. In return, we will engage LaunchPoint in 'Active Projects' with one of them being the PediaFlow™ project. We will provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the LaunchPoint Agreement, (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of R&D services pursuant to any Active Project.

        On November 28, 2008, we entered into an agreement ("Vertellus Agreement") with Vertellus Specialties UK Limited ("Vertellus") where Vertellus agreed to supply us with its proprietary compound and granted us the right to access their proprietary information including the manufacturing process of its proprietary compound.

        Vertellus also granted us an exclusive, worldwide, non-transferable, non-assignable, non-sublicensable, royalty bearing sub-license under some of Vertellus' patents, and other relevant intellectual property, to apply the product in processing our Levacor Rotary VADs and to sell such VADs worldwide.

Competition

  Overview

        In addition to competing with other less-invasive therapies for heart failure, our VADs compete with commercially approved VADs and VADs under development, sold by a number of companies.

Competition from medical device companies is intense and may increase. Many of our competitors have substantially greater financial, technical, manufacturing, distribution and marketing resources than us.

        At present, only two companies have developed implantable, electric, adult VADs approved for Bridge-To-Transplant commercial sale in the United States: WorldHeart and Thoratec Corporation (Thoratec). Thoratec has two pulsatile left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pneumatically driven (Heartmate IP LVAS), and the other is electrically driven (HeartMate XVE). The HeartMate XVE has maintained a dominant market share in the United States. In April, 2008, Thoratec received FDA approval of its Heartmate II rotary LVAS for Bridge-to-Transplantation.

        Thoratec, and other companies such as Abiomed, have VADs that are designed for temporary use but are not typically implanted in the body. Their pumps are external and are attached to the natural heart via connecting tubes running through the recipient's skin and tissue. Abiomed also has the right of first refusal to act as worldwide distributor for any of our products not currently sold by us.

        In Europe and certain other countries outside North America, several companies including Berlin Heart, Medos Medizentechnik AG, Ventracor Limited, Micromed Inc., Jarvik Heart, Inc., Terumo Heart Inc., CircuLite, Inc. and HeartWare International Inc. (HeartWare) provide VADs commercially or for clinical trials. On February 13, 2009, Thoratec and HeartWare announced that they entered into a definitive merger agreement under which Thoratec will acquire HeartWare. Several of these companies have products in clinical trials in the United States aimed at the Bridge-To-Transplant indication.

Future Product Competition

  Rotary Flow VADs

        There are a number of rotary flow VADs in varying stages of development. Thoratec is developing the Heartmate II, a second generation axial rotary pump that has been approved by the FDA for Bridge-to-Transplantation and is in clinical trials for destination therapy. Ventracor Limited, an Australian company, is developing the VentrAssist, a third-generation rotary VAD, which is in clinical trials in the United States. HeartWare is in clinical trials with a third generation rotary device, called the HeartWare HVAD. Another rotary device, which had been undergoing United States clinical trials and is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is a device at a comparable state of development similar to the MicroMed VAD. The Incor rotary pump from Berlin Heart is approved for use in Europe.

        We believe that the Levacor Rotary VAD we are developing is a technologically advanced, fourth-generation, rotary pump. This bearingless, centrifugal, magnetically-levitated rotor results in a pump with no moving parts subject to wear, in a small device designed to provide multi-year support. The Levacor VAD is the only fourth-generation, bearingless, centrifugal pump that has been demonstrated to be feasible for clinical use.

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

  United States Regulation

        In the United States, the FDA regulates the clinical development, manufacture, distribution, import, export, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act ("FDC Act") and regulations under the FDC Act. The Novacor LVAS, Levacor Rotary VAD and other such devices are regulated as Class III medical devices that are subject to tracking. Human clinical trials are conducted pursuant to an Investigational Device Exemption ("IDE") in the United States, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the device. Human clinical trials of medical devices are also required to be listed in a clinical trials registry such as www.clinicaltrials.gov.

        On January 8, 2009 we announced that we had submitted an Investigational Device Exemption ("IDE") application to the FDA for a Bridge-to-Transplant study of the Levacor VAD. The IDE application includes detailed device information, including design and in vitro and in vivo preclinical testing protocols and results. The submission also encompasses an Investigational Plan and extensive study-related materials. The proposed primary study endpoint comprises survival to heart transplantation, explant for myocardial recovery, or survival to 180 days on device support.

        Before commercial distribution of our devices is permitted in the United States, an application for Pre-market Approval ("PMA") must be approved by the FDA, which often convenes an Advisory Panel comprised of specialists in the clinical field to provide advice on the approvability of particular devices.

        In addition, any medical device distributed in the United States is subject to continuing regulation by the FDA. Products must be manufactured in registered establishments and must be manufactured in accordance with the Quality System Regulation. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Adverse event reports must be timely submitted to the FDA. Failure to comply with these requirements could result in enforcement action, including seizure, injunction, prosecution, civil penalties, recall and suspension of FDA approval.

  Canadian Regulation

        The sale and advertising of medical devices in Canada are governed by the Food and Drugs Act (Canada) through the Medical Devices Regulations, administered by the Medical Devices Bureau of Health Canada (MDB). The current Medical Devices Regulations are undergoing revisions that may align the Canadian regulatory process with those of Canada's international trading partners. We believe that international harmonization of the regulatory process may accelerate the approval process as it relates to our Levacor Rotary VAD.

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

  Other Regulatory Requirements

        We are also subject to various United States federal, provincial, state and local laws and regulations relating to such matters as health care fraud and abuse prevention, safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research, development and production work. The manufacture of biomaterials is also subject to compliance with various federal environmental regulations and those of various provincial, state and local agencies. Although we believe that we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant cost to comply with environmental and health and safety regulations in the future.

Our Employees

        At March 1, 2009, we had 49 full time employees and no part time employees, located primarily in Oakland, California and in Salt Lake City, Utah. Approximately 83% of our employees are involved with research, development, manufacturing, quality, clinical affairs and regulatory, and 17% are in finance and administration.

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

Item IA.    RISK FACTORS

        You should carefully consider the following risk factors in evaluating WorldHeart and our common shares. Additional risks and uncertainties not presently known to us or that we currently consider not material may also impair our business, financial condition and results of operations. If any of the events described below actually occurs, our business, financial condition and results of operations could be materially adversely affected.

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

        Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor Rotary VAD and other technologies, requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, while in November 2006 we embarked on a significant restructuring and cost reduction initiative and in August 2008, we announced a significant restructuring, cost reductions and consolidation initiatives, we may be required to further reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. The inability to obtain additional financing or enter into strategic relationships when needed will have a material adverse effect on our business, financial condition and results of operations.

         We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

        Since our inception in 1996 through December 31, 2008, we have incurred cumulative losses of approximately $316.0 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased over the past years, primarily due to our investment in the development programs for our next generation Levacor Rotary VAD. Our research and development activities will likely result in additional significant losses in future periods. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

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

        The FDA, Health Canada or any other regulatory authority may not act favorably or quickly in its review of our applications, if and when made, and we may face significant difficulties and costs obtaining such approvals that could delay or preclude us from selling our next-generation products in the United States, Europe, Canada and elsewhere. Failure to receive, or delays in receiving, such approvals, including the need for extended clinical trials or additional data as a prerequisite to approval, limitations on the intended use of our next-generation products, the restriction, suspension or revocation of any approvals obtained or any failure to comply with approvals obtained could have a material adverse effect on our business, financial condition and results of operations.

         We are dependent on a limited number of products.

        To date, our revenues have resulted primarily from sales of the Novacor LVAS and related equipment. With our restructurings announced in November 2006 and August 2008, those revenues have continued to decline and as of the end of 2008, we are no longer selling the Novacor LVAS. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of the Levacor Rotary VAD. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

        New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the commercialization of the Levacor Rotary VAD, MiVAD and PediaFlow. Any significant delays in, or premature termination of, clinical trials of our products under development would have a material adverse effect on our business, financial condition and results of operations.

         Market acceptance of our technologies and products is uncertain and our selling and distribution capability is limited and has been further reduced by our recent cost reduction initiatives.

        Our next-generation Levacor Rotary VAD must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although we believe that the Destination Therapy market opportunity for VADs is significant, adoption rates have continued to be slower than anticipated.

        We have a limited number of technical support personnel compared with other medical device companies in our industry segment, and our financial condition has required us to make significant personnel reductions in those areas, which may put us at a further competitive disadvantage in the marketplace. Failure of our products to achieve significant market acceptance due to competitive therapies and our very limited selling and distribution could have a material adverse effect on our business, financial condition and results of operations.

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

        The coverage and the level of payment provided by third-party payers in the United States and other countries vary according to a number of factors, including the medical procedure, third-party payer, location and cost. In the United States, many private payers follow the recommendations for Centers for Medicare and Medicaid Services, which establish guidelines for governmental coverage of procedures, services and medical equipment.

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

        Our business exposes us to an inherent risk of potential product liability claims related to the past manufacturing, marketing and sale and current support of the legacy Novacor LVAS, and if and when regulatory approvals are received, the Levacor Rotary VAD and other future products, by device recipients or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician acceptance of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

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

         We are dependent on key personnel.

        As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals. Our restructuring, cost reduction and consolidation efforts in November 2006 and August 2008 may make it more difficult for us to attract and retain qualified personnel.

         Moving our operations may be disruptive

        On August 21, 2008, we announced a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. In this context, we eliminated five positions at our facility in Oakland, including the position of Vice President of Manufacturing, and we expect to eliminate approximately ten additional Oakland positions and to relocate others to Salt Lake City. The consolidation of our operations may result in ongoing disruptions to our operations and the loss of personnel who would be costly to replace. The loss of employees could also have a significant impact on the continuity and progress of our research and development programs. The costs and possible disruptions that may result from this consolidation could have a material adverse effect on our business, financial condition and results of operations.

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

        Currently our common shares are quoted on the NASDAQ Capital Market under the symbol "WHRT". We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 per share. During 2008, we received notices from The NASDAQ Stock Market stating non-compliance with various listing maintenance requirements such as (i) the notice dated March 31, 2008 regarding Marketplace Rule 4310(c)(3) which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, (ii) the notice dated April 30, 2008 regarding Marketplace Rule 4310(c)(4), which requires us to maintain a minimum bid price of $1 per share, and (iii) the notices dated June 25, 2008 and October 29, 2008 regarding Marketplace Rule 4310(c)(7)(A), which requires us to maintain a minimum of 500,000 publicly held shares and a minimum market value of publicly held shares of $1,000,000.

        To date, we have regained compliance with all minimum listing requirements of the NASDAQ Capital Market and all matters have been closed with NASDAQ. We have had difficulties maintaining compliance in the past and there is no assurance that we will be able to maintain compliance with all minimum listing requirements in the future. If we do not meet NASDAQ's continued listing requirements, including maintaining a per share price of at least $1, NASDAQ may take action to delist our common shares. A delisting of our common shares could negatively impact us by reducing the liquidity and market price of our common shares and potentially reducing the number of investors willing to hold or acquire our common shares.

         The sales of common shares by our shareholders could depress the price of our common shares.

        If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. All of the common shares we issued in the private placement in July, 2008 have been registered pursuant to a resale registration statement. We have also previously registered for resale shares issued in connection with prior private placements completed in 2006 and 2005. Sales by these shareholders could have an adverse impact on the trading price of our common shares.

         The concentration of our capital stock ownership, following the completion of the recent private placement, may limit your ability to influence corporate matters.

        Our common shares are held by a relatively small number of investors. After the completion of our $30.0 million private placement financing in July 2008, four of our largest shareholders collectively beneficially own approximately 96% of our common shares. These investors also have certain rights to designate members of our Board of Directors and may exercise significant influence over all matters requiring shareholder approval, including elections of directors and significant corporate transactions, such as a merger or other sale of our Corporation or our assets for the foreseeable future. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial.

         Inquiries or proceedings regarding the Company's stock option granting practices may be disruptive.

        We have been the subject of an inquiry from the Ontario Securities Commission ("OSC") relating to our historical option granting practices in the past. We, and our current and former directors and officers, may become the subject of government inquiries, shareholder derivative and class action lawsuits and other legal proceedings relating to our historical option granting practices in the future. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses.

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

Item 2.    Properties

Our Facilities

        In early 2007 we consolidated our headquarters, manufacturing and research and development facilities, located in Oakland, California into one building. The leased building has approximately 19,200 square feet whereas we previously leased two buildings totaling 40,000 combined square feet. The new lease became effective December 1, 2007, after agreed upon restoration work on the vacated building was completed. The new lease expires November 30, 2010.

        Our facility in Salt Lake City, Utah is comprised of 32,888 square feet of research and office space of which 24,044 is leased through January 31, 2011. The additional square feet of space was added on October 1, 2007 by expanding into an adjacent vacant suite. The lease on this additional space expires January 31, 2013.

        In late 2007, we terminated our lease for office space in Heesch, Netherlands, which consisted of approximately 2,500 square feet under a lease expiring December 31, 2007. We no longer lease real property in the Netherlands but instead contract for space and administrative services from a tenant within the same office complex.

        In August 2008, we announced a phased consolidation into our facility located in Salt Lake City, Utah and recorded $131,000 in restructuring charges, primarily consisting of severance and retention payments to employees whose positions were eliminated in September 2009 or will be eliminated in the near future. We have made attempts and will continue to attempt to sublease or possibly terminate our Oakland facility lease contract in the near future. In the event that we find a sublessor or we cease using our office facility in Oakland, under SFAS 146, we will establish a liability for the fair value of the remaining lease payments, partially offsetting the estimated sublease payments to be received over the course of the lease. The fair value of these liabilities will be based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties' terms in December 2010.

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

        On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary, alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. The claim sought specific performance of the contract or, in the alternative, damages in the amount of $35 million plus costs and interest. The claim was not properly served and to date no proper service has been made. We believe this claim to be without merit.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)
Our Special Meeting of Shareholders was held on October 9, 2008.

(b)
In an uncontested election, eight nominees of the Board of Directors were elected. The votes were as follows:

	Number of Votes
	For	Withheld	Broker non-votes
Jeanie Delagardelle	392,253,036	31,649	5,334,157
Michael S. Estes	392,232,275	52,410	5,334,157
William C. Garriock	392,231,975	52,710	5,334,157
Gary W. Goertz	392,233,474	51,211	5,334,157
Anders D. Hove	392,252,556	32,129	5,334,157
Jal S. Jassawalla	392,245,758	38,927	5,334,157
Austin W. Marxe	392,252,586	32,099	5,334,157
Michael R. Minogue	392,252,537	32,178	5,334,157
(c)
The result of voting on Proposals 2 through 4 (as numbered in our October 2008 Proxy Statement) were as follows:

(2)
Management proposal to approve the amendment of the World Heart Corporation 2006 Equity Incentive Plan to adjust the maximum number of common shares that may be issued under the plan from 1,477,251 to 1,466,667:

    Number of Votes

For:	392,090,704
Against:	178,472
Abstained:	15,509
Broker non-votes	5,334,157
  (3)
  Management proposal to grant the discretionary authority to the Company's Board of Directors to amend the Company's articles to effect a reverse stock split of the Company's common shares within the range of 20-to-1 to 30-to-1 at any time prior to the first anniversary of this Special Meeting:

    Number of Votes

For:	392,219,029
Against	50,226
Abstained:	15,430
Broker non-votes	5,334,157
  (4)
  Management proposal to approve the issuance of warrants exercisable for 83,333 common shares of the Company to certain advisors of the Company's recently completed private placement.

    Number of Votes

For:	392,205,209
Against	62,598
Abstained:	16,877
Broker non-votes	5,334,158

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NASDAQ Capital Market under the symbol WHRT and were listed on the Toronto Stock Exchange (TSX) under the symbol WHT until our voluntary delisting on June 13, 2008. Our common shares have been trading on one of the NASDAQ exchanges since August 1998. On December 5, 2006, we announced that we applied for a transfer of listing of our common shares from the NASDAQ Global Market to the NASDAQ Capital Market, which transfer was effective on December 13, 2006. On May 30, 2007 WorldHeart effected a ten-for-one reverse stock split of its capital stock and on October 27, 2008 the Corporation effected a thirty-for-one reverse stock split of its capital stock. The table below has been adjusted to reflect the ten-for-one and thirty for one reverse stock splits.

        The following table sets forth the high and low sales prices for our common shares as reported on NASDAQ for the periods indicated. Share prices have been adjusted to reflect the thirty-for-one reverse stock split effected on October 27, 2008.

	Common Shares
2007	High	Low
First Quarter	$156.00	$93.00
Second Quarter	$123.00	$43.80
Third Quarter	$116.40	$42.00
Fourth Quarter	$93.00	$45.00

	Common Shares
2008	High	Low
First Quarter	$83.10	$22.50
Second Quarter	$32.70	$2.40
Third Quarter	$14.10	$1.20
Fourth Quarter	$6.40	$0.56

        As of March 1, 2009, the approximate number of holders of record of our common shares was 350.

        We have never paid any dividends to shareholders.

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

        This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and WorldHeart's understanding of the administrative and assessing practices and policies of the Canada Revenue Agency published in writing by it. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

OVERVIEW

        Our business is focused on the development and sale of ventricular assist devices ("VADs"), particularly our Levacor Rotary VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation.

        In the past, we derived most of our revenue from our Novacor LVAS and related peripheral equipment, which we sold, directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. The legacy generation VAD, the Novacor LVAS, was commercially approved as a Bridge-to-Transplant device in the United States and Canada. In Europe, the Novacor LVAS had unrestricted approval for use as an alternative to transplantation, Bridge-to-Transplantation and to support patients who may be able to recover the use of their natural heart. In Japan, the device was commercially approved for use in cardiac patients at risk of imminent death from non-reversible left ventricular failure for which there was no alternative except heart transplantation.

        In July 2005, we acquired the assets of MedQuest Products, Inc. (MedQuest) including a rotary VAD, now called the Levacor Rotary VAD. In conjunction with the acquisition, we raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick Venture Management, LLC ("Maverick") and the exercise of certain warrants and also converted all of our remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor VAD was accelerated after the acquisition, with successful initial human feasibility use in Europe in 2006.

        In November 2006, we announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of our resources on the development of the next generation product, particularly the Levacor Rotary VAD. After more than twenty years in clinical use, the Novacor LVAS has reached the natural end of its life cycle and we have been focusing on the development of the Levacor Rotary VAD and on activities leading to the start of a US clinical trial with the Levacor Rotary VAD in the second half of 2009.

        In July 2008, we completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the "Recapitalization Agreement") dated June 20, 2008 and amended on July 31, 2008, among the Corporation, our wholly owned subsidiary World Heart Inc. ("WHI"), Abiomed, Inc. ("Abiomed"), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, "Venrock"), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively, "SSF") and New Leaf Ventures II, L.P. ("New Leaf"). Simultaneously with the closing of the recapitalization, Abiomed entered into a Termination and Release Letter Agreement with us and converted the full amount of principal and interest owed on the $5,000,000 8% Secured Convertible Promissory Note (the "Note") previously issued to Abiomed by us into 2,866,667 of our common shares (the "Conversion"), released the security interest in all of our assets that secured the Note, terminated the warrant Abiomed held to purchase 113,333 of our common shares, forgave other amounts we owed to Abiomed and terminated previously existing agreements, arrangements and understandings with us. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility (the "Bridge Loan") of $1,400,000 that Venrock and SSF had previously provided to us. As part of the recapitalization transaction, we issued warrants to purchase an aggregate of 83,333 common shares to our advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company (See Notes 9 and 10).

        On August 21, 2008, we announced that we were embarking on a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. Our focus is on the development, clinical trial and subsequent commercialization of the advanced rotary Levacor VAD as the first-generation Novacor LVAS reaches the natural end of its product life cycle. On August 22, 2008, we completed the first phase of our consolidation plan and eliminated five positions at our Oakland facility, including the position of Vice President of Manufacturing. On February 4, 2009, as part of our consolidation plan, we announced that we had appointed Salt Lake City based Mr. John Alexander Martin as our President and Chief Executive Officer. Mr. Jal S. Jassawalla, our former President and CEO, will continue to be based in Oakland, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs and will continue to serve the Corporation as Executive Vice President and Chief Technology Officer. Included in the consolidation plan is the appointment of a Chief Financial Officer to be based in Salt Lake City, the elimination of some positions in Oakland and the relocation of certain positions to Salt Lake City by approximately the fourth quarter of 2009.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2007

In thousands (000's)

	Year Ended December 31,
	2008	2007
Revenue	$1,732	$2,576
Cost of goods sold	(992)	(3,369)

Gross profit	740	(793)

Operating expenses
Selling, general and administrative	4,752	6,337
Research and development	9,048	9,924
Clinical and marketing support—non-cash	6,479	1,756
Restructuring costs	131	—
Amortization of intangibles	191	191

Total operating expenses	20,601	18,208

Operating loss	(19,861)	(19,001)
Other (expense) income
Debt inducement expense	(3,914)	—
Unrealized foreign exchange gain (loss)	17	(38)
Investment and other income (loss)	141	965
Loss on disposal of property and equipment	(41)	(5)
Interest expense	(1,659)	(485)

Net loss applicable to common shareholders	$(25,317)	$(18,564)

        Revenue.    Historically, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenue. In the current year, we generated a significant amount of revenue from sales of SPUS (Segmented Poly Urethane Solution), a solution used in the Novacor LVAS. The solution was sold to a medical device manufacturer for use in their products. The Corporation does not expect significant sales of SPUS to occur in the future. We primarily sell our products directly, except for a few countries where we sell through distributors.

        The composition of revenue in thousands ($000's), except for units, is as follows:

	Year Ended December 31,
	2008			2007
	Amount	% of Total	Units	Amount	% of Total	Units
Novacor product revenues:
Implant kits	$318	19%	5	$1,109	43%	16
Peripherals and other	629	36%		1,137	44%

	947	55%		2,246	87%
SPUS revenues	785	45%		330	13%

Total revenue	$1,732	100%		$2,576	100%

        Net revenue for the year ended December 31, 2008, decreased by $844,000, or 33%, compared with 2007. Implant kit revenue in 2008 decreased by $791,000, or 71%, compared with 2007. In 2008 the average price per kit was $64,000 compared with $69,000 in 2007. The overall revenue decrease is attributable to our November 2006 decision to reduce our commercial efforts on the Novacor and focus our resources on the development of our Levacor Rotary VAD. In 2007 and 2008, we made the Novacor LVAS available to medical centers only until our inventory was depleted, which occurred in mid-2008. We continue to support our Novacor patients but have discontinued the manufacture or sale of any additional Novacor Implant Kits.

        Implant kits recognized as revenue in the year ended December 31, 2008 were five, compared with 16 in the year ended December 31, 2007. WorldHeart recognized revenue from five implant kits sold in the United States in 2008, compared with 12 implant kits in 2007. In Europe, Canada and the rest of the world, WorldHeart did not have any implant kit revenue in 2008, compared with revenue from four implant kits in 2007. The 2008 revenue decrease was the result of a decrease in the number of kits sold.

        Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2008, were $629,000, a decrease of 45%, compared with peripherals and other revenue of $1,137,000 recorded in the year ended December 31, 2007.

        Revenues generated from sales of SPUS increased to $785,000 during the year ended December 31, 2008 or 138% compared to revenues of $330,000 during the year ended December 31, 2007.The revenue increase is attributed to the announced August, 2008 restructuring and planned relocation of our manufacturing activities to Salt Lake City as our sole customer of SPUS procured product in excess of requirements in the event that the relocation impacted our ability to supply product.

        Cost of goods sold.    For the year ended December 31, 2008, cost of goods sold was $992,197 resulting in a gross profit of $739,946 or 43% of revenues. Cost of goods sold during 2008 included charges of $218,000 for additional write-downs of Novacor inventory. At December 31, 2008 all remaining Novacor inventory was fully reserved and net inventory on the balance sheet was zero. For the year ended December 31, 2007, the cost of goods sold was 131% of revenue. Cost of goods sold during 2007 included a write-down of excess Novacor inventories over forecasted demand in the amount of $1,426,000.

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

        The composition of selling, general and administrative expenses in thousands ($000's) is as follows:

	Year Ended December 31,
	2008	2007
Selling	$979	$1,122
General and administrative	3,773	5,215

Total	$4,752	$6,337

        Selling expenses for the year ended December 31, 2008 decreased $143,000 or 13% compared with the same period in 2007. The decrease is attributable to our November 2006 restructuring, which eliminated most of our sales force by the second quarter of 2007, as well as reduced personnel costs in Europe. For the years ended December 31, 2008 and 2007, we recorded $26,000 and $3,000 of stock based compensation, respectively, as selling expenses. Selling expenses are expected to increase in 2009 as we begin to market and distribute our next generation Levacor product.

        General and administrative expenses for the year ended December 31, 2008 decreased $1,442,000 or 28% versus the same period in 2007. The decrease is attributable to non-recurring charges of $61,000 incurred in 2007 for site restoration of one of the two Oakland headquarters buildings previously occupied under a lease which expired in April 2007, cost savings of approximately $30,000 realized from consolidation of our Oakland facilities in late 2007, and non-recurring legal fees of $180,000 incurred in 2007 related to the Abiomed Note. In addition, general corporate legal fees decreased $207,000 as our former corporate counsel resigned in mid-2008 due to the cash constraints experienced prior to our recapitalization in July 2008. Additional savings were recognized through reduced personnel costs associated with the phased-in restructuring announced in August which commenced in September 2008 and overall curtailed spending attributable to our cash position during the first half of 2008. For the years ended December 31, 2008 and 2007 we recorded $193,000 and $358,000 of stock based compensation, respectively, as general and administrative expenses. General and administrative expenses are expected to remain at current levels in 2009.

        Research and development.    Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trial, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

        Research and development expenses for the year ended December 31, 2008 decreased by $876,000 or 9%, compared with the year ended December 31, 2007. The decrease is primarily attributable to non-recurring charges of $404,000 incurred in 2007 for site restoration of one of the two Oakland headquarters buildings previously occupied under a lease which expired in April, 2007, cost savings of approximately $351,000 realized from consolidation of our Oakland facilities in late 2007, significantly large costs incurred in late 2007 for development and prototype build of the Levacor Rotary VAD, and curtailed spending due to the cash constraints experienced in the first half of 2008. This was offset in part by a non-recurring charge of $230,000 related to the R&D purchased technology from LaunchPoint in the third quarter of 2008 (See Note 16) and the impact of a full year's rent on the additional Salt Lake City space leased October 1, 2007. For the years ended December 31, 2008 and 2007, we recorded $103,000 and $169,000 of stock based compensation, respectively, as research and development expenses. Development work and other related expenses on our next-generation Levacor Rotary VAD are expected to increase in 2009 as we ramp up the development of the Levacor Rotary VAD and prepare for our clinical trials, at the same time focusing some of our resources towards development of the PediaFlow.

        Clinical and marketing support.    On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 of our common shares, exercisable at $0.30 per share as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% become exercisable in January 2008. In December 2007 and January 2008 we recorded a non-cash clinical marketing and support services expense of $1.8 million and $6.5 million related to the fair value of the warrant issued. There was no such charge recorded in 2006. (See Note 9).

        Restructuring costs.    In December 2008, we accounted for our restructuring expense in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period. In 2008, we recorded restructuring expense of $131,000 which was primarily attributable to one-time termination benefits relating to workforce reduction. $66,000 of the $131,000 is fully paid and consists mostly of severance and retention payments to employees whose positions have been eliminated as part of the phased consolidation. The balance of $65,000 represents accrued restructuring costs for employees whose positions will be eliminated over time. The total accrual for this one-time termination benefit is $165,000, spread over their service periods through approximately the fourth quarter in 2009. There was no such charge in 2007. (See Note 13).

        Amortization of intangibles.    For the years ended December 31, 2008 and December 31, 2007, amortization of intangibles was $191,000 for both periods. Amortization expense is related to the $766,000 value assigned to the MedQuest workforce acquired in July 2005 and is being amortized over a four-year period.

        Debt Inducement Expense.    During the year ended 2008, we recorded a non-cash expense of $3.9 million associated with the beneficial conversion rights of the induced conversion of the Abiomed Note and termination of previously existing agreements and warrants. There was no such charge recorded for the year ended 2007.

        Foreign exchange.    During the year ended December 31, 2008, a foreign exchange gain of approximately $18,000 was recorded compared to a foreign exchange loss of approximately $38,000 for the year ended December 31, 2007. The change in foreign exchange in 2008, compared with the previous year, related primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro and the Canadian dollar. We expect continued fluctuations of foreign exchange gains and losses in 2009.

        Investment and other income.    Investment and other income were $142,000 and $965,000 for 2008 and 2007, respectively. For 2008, investment income of $152,000 resulted from interest earned on our invested cash and $7,000 resulted from utilities deposit refunds. This was offset by $17,000 of early payment discounts granted our customers. For 2007, investment income from interest earned on invested cash was $350,000 and other income was $615,000 which consisted primarily of $425,000 in deferred revenue taken into income and $190,000 from a reduction of a reserve. Although average daily balances of invested cash were greater in 2008, earnings were lower due to the significant decline in interest rates in 2008. We anticipate our investment income may decrease in 2009 resulting from a decrease in average daily cash balances as cash is used for operations, combined with declining interest rates in this weak and uncertain global economy.

        Loss on disposal of assets.    During the years ended December 31, 2008 and 2007, losses of $41,000 and $121,000 on dispositions and write-downs of assets were recorded, respectively.

        Interest expense.    For the year ended December 31, 2008 interest expense was $1,659,000 compared with $485,000 for the year ended December 31, 2007. $1,466,000 in interest expense for the year ended 2008 was related to the fair value of the beneficial conversion feature of the $4.0 million second tranche of the Abiomed Note, eventually converted to common shares in July 2008, and $10,000 was interest expense related to the $1,400,000 bridge loan provided by Venrock and Special Situation Funds. Interest expense in 2007 of $485,000 consisted primarily of the fair value of the beneficial conversion feature of the $1 million Abiomed Note in 2007.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

(In thousands (000's)

	Year Ended December 31,
	2007	2006
Revenue	$2,576	$8,616
Cost of goods sold	(3,369)	(10,201)

Gross profit	(793)	(1,585)
Operating expenses
Selling, general and administrative	6,337	8,664
Research and development	9,924	9,002
Clinical and marketing support—non-cash	1,756	—
Restructuring costs	—	646
Amortization of intangibles	191	192

Total operating expenses	18,208	18,504

Operating loss before the undernoted	(19,001)	(20,089)
Other income (expense)
Unrealized foreign exchange gain (loss)	(38)	55
Investment and other income (loss)	965	192
Loss on disposal of property and equipment	(5)	(248)
Interest expense	(485)	5

Net loss applicable to common shareholders	$(18,564)	$(20,085)

        Revenue.    The sale of Novacor LVAS implant kits and related peripheral equipment and services accounted for substantially all of WorldHeart's revenues. WorldHeart primarily sells its products directly, except for a few countries where we sell through distributors.

        The composition of revenue in thousands ($000's), except for units, is as follows:

	Year Ended December 31,
	2007			2006
	Amount	% of Total	Units	Amount	% of Total	Units
Novacor product revenues:
Implant kits	$1,109	43%	16	$5,148	60%	74
Peripherals and other	1,137	44%		3,252	37%

	2,246	87%		8,400	97%
SPUS revenues	330	13%		216	3%

Total revenue	$2,576	100%		$8,616	100%

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

        Novacor peripherals and other revenues, including LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2007, were $1.1 million, a decrease of 65%, compared with peripherals and other revenue of $3.3 million recorded in the year ended December 31, 2006.

        SPUS revenues increased to $330,000 or 53% for the year ended December 31, 2007 compared to revenues of $216,000 for the year ended December 31, 2006.

        Implant kits recognized as revenue in the year ended December 31, 2007, were 16, compared with 74 in the year ended December 31, 2006. WorldHeart recognized revenue on 12 implant kits in the United States in 2007, compared with 45 implant kits in 2006. In Europe, Canada and the rest-of-world, WorldHeart recognized revenue on four implant kits in 2007, compared with 29 in 2006.

        At December 31, 2007, we had zero balance in deferred Novacor kit and peripherals revenue, as compared with $0.1 million in deferred revenue at December 31, 2006

        Cost of goods sold.    For the years ended December 31, 2007 and December 31, 2006, the cost of goods sold exceeded revenue (131% and 118% as a percentage of revenue, respectively). The cost of goods sold for the year ended December 31, 2007 and December 31, 2006, include write-offs totaling $1.4 million and $4.6 million, respectively, related to redundant Novacor inventories, slightly offset by a decrease in warranty provision of $0.1 million in 2007.

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

        General and administrative expenses remained approximately at the same level in 2007 compared to 2006.

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

        Clinical and marketing support.    On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 common shares of Corporation, exercisable at $0.30 per share as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% become exercisable in January 2008. In December 2007 and January 2008 we recorded a non-cash clinical marketing and support services expense of $1.8 million and $6.5 million related to the fair value of the warrant issued. There was no such charge recorded in 2006.

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

        Amortization of intangibles.    For the years ended December 31, 2007 and December 31, 2006, amortization of intangibles was $191,000. Amortization expense is related to the $766,000 value assigned to the MedQuest workforce acquired in July 2005 and is being amortized over a four-year period.

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

        Investment and other income.    Investment and other income were $965,000 and $192,000 for 2007 and 2006, respectively. For 2007, investment income of $350,000 resulted from interest earned on our invested cash. For 2006, investment and other income resulted primarily from interest earned on our invested cash. For 2007, other income was $615,000, which consisted primarily of $425,000 in deferred revenue taken into income and $190,000 from a reduction of a reserve.

        Loss on disposal of assets.    During the years ended December 31, 2007 and 2006, losses of approximately $5,000 and $248,000 on disposal of assets were recorded, respectively.

        Interest expense.    In December 2007, we recorded interest expense of $485,000, of which $481,000 related to the beneficial conversion feature of the $1.0 million convertible note issued to Abiomed on December 11, 2007. $4,000 was accrued interest expense calculated at 8% of $1.0 million convertible note. There were no such charges during the year ended December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

        None.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we funded operations through the sale of equity and issuance of debt instruments. Combined with revenues, these funds have provided us with the resources to operate our business,

attract and retain key personnel, fund our research and development program and clinical trials, apply and obtain the necessary regulatory approvals and develop our technology and products.

        Liquidity.    At December 31, 2008, we had cash and cash equivalents of $20.7 million, compared with $0.7 million at December 31, 2007, an increase of $20.0 million. In January 2008 we received $4.0 million from the second tranche of the note purchase agreement with Abiomed and in July 2008 we completed our refinancing and received proceeds, net of financing expenses, of $28.6 million.

        During 2008, cash used to fund operating activities was $12.4 million, consisting primarily of the net loss for the period of $25.3 million offset by changes in working capital assets and non-cash charges related to:

  •
  amortization and depreciation charges and non-cash expense on stock options of $0.5 million and $0.3 million, respectively;

  •
  clinical and marketing support expense of $6.5 million related to the Abiomed warrant and interest expense of $1.5 million related to the beneficial conversion feature of the Abiomed note,

  •
  debt inducement expense of $3.9 million related to the conversion of the Abiomed note and accrued interest into common shares,

  •
  an inventory write-off of $0.2 million associated with the Novacor LVAS product; and

  •
  working capital changes consisted of a reduction of $0.6 million in inventory offset by an increase of $0.4 million in accounts receivable, other receivables and prepaid expenses and a $0.2 million decrease in accounts payable and accrued compensation.

        Investing activities for 2008 consisted of $0.2 million in cash used for property and equipment purchases.

        With the receipt of the proceeds from the July 2008 recapitalization, based on our current operating expenses and projected sales of our Levacor Rotary VAD, we believe we have sufficient cash to fund operations into 2010.

        We are continuing to aggressively explore all strategic and financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity transactions, convertible debentures and strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products, co-funding of our products or potential sale of WorldHeart or our subsidiaries. We initiated a phased-in restructuring program in the third quarter of 2008 re-aligning our spending to focus on our key development program, the Levacor Rotary VAD, have further reduced spending and will continue to carefully manage our overall cash usage.

        Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our ability to bring the Levacor Rotary VAD to clinical trials in 2009 and its acceptance in the marketplace, the rate of investment in our next-generation technologies, particularly the Levacor Rotary VAD; the clinical trial costs and the approval process for our next-generation products; our general efforts to improve operational efficiency, conserve cash and implement other cost conservation programs.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2008. Other long-term obligations primarily include payments due under license agreements.

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$1,293,715	$560,830	$642,613	$90,272	$—
Other long term obligations	1,415,000	365,000	550,000	500,000	—

Total	$2,708,715	$925,830	$1,192,613	$590,272	$—

Operating Leases

        Our headquarters and manufacturing facilities were previously contained in two buildings in Oakland, California, the lease for which expired on April 30, 2007. On July 20, 2007, we entered into a compromise agreement with our landlord concerning the terms of certain restoration obligations with respect to the premises under the prior lease. Pursuant to the terms of the compromise agreement, we were required to perform agreed-upon restoration work on one of the two buildings we occupied under the prior lease, which was completed as of December 1, 2007. Following completion, the building was returned to the landlord and the new lease became effective with respect to the one remaining building that we continue to occupy and will expire on December 1, 2010. The restoration obligations were satisfied by the landlord drawing down $750,000 from a letter of credit which was in place in connection with the premises under the prior lease. In addition, the landlord agreed to apply $100,000 of a $150,000 security deposit under the prior lease towards the security deposit under the new lease and has returned the balance, plus all accrued interest, to us.

        The Salt Lake City facility lease expired on January 31, 2008 and has been extended to January 31, 2011. On October 1, 2007 we expanded into an adjacent vacant suite. The lease on this additional space expires January 31, 2013. The Salt Lake City facility security deposits total $14,200.

License Agreements

LaunchPoint Technologies LLC

        On September 15, 2008, we entered into the "LaunchPoint Agreement" with LaunchPoint wherein all of LaunchPoint's right, title and interest in and to the assigned technology and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to us for $230,000. In addition, the LaunchPoint Agreement confirmed a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 will be paid in equal installments of $10,000 over 23 months beginning in October 2008.

        Under the LaunchPoint Agreement, LaunchPoint agreed to provide exclusive "R&D" services to us, for approximately two years, for the design, production, distribution or sale of rotary blood pumps that provide assisted circulation. In return, we will engage LaunchPoint in 'Active Projects' with one of them being the PediaFlow project. The PediaFlow is a small, magnetically levitated rotary VAD intended for use in newborns and infants. We will provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the LaunchPoint Agreement, (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of R&D services pursuant to any Active Project.

Vertellus Specialties UK Limited

        On November 28, 2008, we entered into "the Vertellus Agreement" with Vertellus wherein Vertellus agreed to supply us with its proprietary compound and granted us the right to access its proprietary information including the manufacturing process of its proprietary compound.

        Vertellus also grants us an exclusive, worldwide, non-transferable, non-assignable, non-sublicensable, royalty bearing sub-license under some of Vertellus' patents, and other relevant intellectual property, to apply the product in processing our Levacor Rotary VADs and to sell such VADs worldwide.

Novacor LVAS Royalties

        The Corporation is committed, under the Novacor LVAS royalty agreement, to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments to December 31, 2008 total $1,220,017. Royalty payments were $7,617 in 2008, $21,600 in 2007 and $69,575 in 2006.

Technology Partnerships Canada Contribution Agreement

        During 2002, we entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Funding in the amount of $6.6 million was claimed by TPC. Effective January 1, 2004, repayment by us will be in the form of royalties on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million, no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. In connection with the agreement, we also granted TPC a warrant to purchase 9,286 of our common shares exercisable until December 4, 2006, at an exercise price of $290.50 per share. This warrant expired, unexercised, in December 2006.

Cardiovascular Devices Division

        Effective April 1, 1996, we entered into a research agreement with the Cardiovascular Devices Division (CVD) of the Ottawa Heart Institute Research Corporation (Research Agreement) under which we agreed to fund a substantial portion of CVD's remaining research efforts relating to artificial heart technology. We acquired joint ownership with CVD of the technology arising from CVD's research under the Research Agreement and an exclusive twenty-five year license to market the product and certain other related technologies for an initial license fee of $147,544 and royalties of 7%. We are no longer focused on developing or commercializing this technology and as a result are not expected to make any royalty payments to CVD.

        Our research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2006, 2007 or 2008. Additionally, our former officer currently employed at CVD has made additional claims for certain payments, which we disputed. In August 2007, a settlement and release of claims was agreed to between the parties. A payment of $245,000 was made to our former officer resulting in an expense reduction of $300,000, which was expensed and and which eliminated the accrued liability for this former officer. All receivables and accrued liabilities related to CVD were written off as part of the settlement. We do not anticipate any future payments under the Research Agreement, as we are not pursuing development of the CVD artificial heart technology.

CAPITAL EXPENDITURES

	2008	2007	2006
Capital expenditures	$153,891	$465,254	$118,273

        Capital expenditures for 2008 decreased from 2007 primarily due to the addition of a clean room at the Salt Lake City R&D facility and improvements to the remaining leased building at the Oakland corporate offices that occurred in 2007. We anticipate that capital expenditures for 2009 will increase as we finalize the necessary tooling for the Levacor Rotary VAD.

        At December 31, 2007, we occupied facilities in Oakland, California and Salt Lake City, Utah. Our headquarters facility consists of approximately 19,200 square feet of manufacturing, research and office space. The lease for the facility became effective December 1, 2007, for a term of three years, expiring December 1, 2010. The Salt Lake City facility consists of 32,888 square feet of research and office space, 24,044 square feet of which is pursuant to a lease that has been extended until January 31, 2011. In October 2007, we added 8,844 additional square feet of space by expanding into an adjacent vacant suite. The lease on this additional space expires January 31, 2013. Our European location was previously in Heesch, Netherlands. The Heesch lease was signed in 2004 for a three-year term expiring on December 31, 2007. This lease was terminated early and our European office and warehouse are now located at Herkenbosch, Netherlands, where we contracted with a third party to provide space and administrative services. The former Ottawa, Canada facility originally comprised 22,755 square feet of manufacturing, research, and office space with a lease that originally expired on December 31, 2006. The Ottawa location was closed and the building lease was terminated as part of the restructuring plan in August 2004.

        In August 2008, we announced a phased consolidation into our facility located in Salt Lake City, Utah. We have made attempts and will continue to attempt to sublease our Oakland facility. We may also consider terminating our Oakland facility lease contract. In the event that we find a sublessor or we cease using our office facility in Oakland, under SFAS 146, we will establish a liability for the fair value of the remaining lease payments, partially offsetting the estimated sublease payments to be received over the course of the lease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties' terms in December 2010.

INVESTMENT RISK

        WorldHeart is subject to investment risk on investments that it makes with excess cash.

        Investment risk is mitigated by close adherence to an established investment policy, which has been approved by the Board of Directors. The policy sets liquidity criteria, and counter party risk diversification criteria and restricts investments to investment grade quality instruments of AA or better or R1 medium or better in the case of commercial paper. Income exposure resulting from a decline in interest rates is not significant due to the short term maturity of investments, all of which were in money market funds during 2008.

        We have assets and liabilities in foreign currencies, including primarily the Euro and Canadian dollar. WorldHeart's current foreign currency exposure is immaterial. However, it may, in the future, enter into foreign exchange contracts in order to mitigate its foreign exchange risks. We did not enter into foreign exchange forward contracts or hedging transactions in 2008.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

        Our management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. Management judgments that are currently the most critical are related to revenue recognition, inventory valuation, valuation of goodwill and long-lived assets, restructuring and stock based compensation. Below, we describe these policies as well as the estimates involved. For a more detailed discussion on accounting policies, see the notes to the audited consolidated financial statements.

  (a)    Basis of Presentation and Principles of Consolidation

        These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries; WHI and World Heart B.V. All material intercompany transactions and balances have been eliminated.

  (b)    Use of Estimates

        The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

  (c)    Cash Equivalents

        Cash equivalents and short-term investments include money market funds, debt instruments of commercial enterprises, financial institutions and government entities. We have established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of insurance provided by the federal government on such deposits. To date, we have not experienced any losses on such deposits.

  (d)    Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities. The recorded values of long term debt approximate their fair values, as interest approximates market rates.

  (e)    Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of our liquid cash equivalents are invested in money market funds. Our accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers and generally require no collateral. We maintain reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2008, one customer accounted for approximately 36% of the accounts receivable balance. As of December 31, 2007 two customers accounted for approximately 81% of the accounts receivable balance.

  (f)    Inventory

        Inventory is valued at the lower of average cost or net realizable value. Management estimates that there will be no further sales of Novacor products in 2009 and has written-down inventory of $0.2 million to a carrying value of zero.

  (g)    Capital Assets

        Capital assets are recorded at cost. Depreciation and amortization are calculated using the following rates and bases:

Furniture and fixtures	20% declining balance
Computer equipment and software	30% declining balance
Manufacturing and research equipment	30% declining balance
Leasehold improvements	Straight-line over the shorter of the lease term or estimated life

        The carrying value of capital assets is assessed when factors indicating a possible impairment are present. We record an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

  (h)    Intangible Assets

        Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter.

        We review the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items. We record an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

        Our intangible assets at December 31, 2008 and 2007 relate entirely to the $766,000 value assigned to the workforce acquired in the MedQuest Acquisition in July 2005. These intangible assets are being amortized on a straight-line basis over its estimated useful life of four years. Other intangible assets that relate to our Novacor product have been fully amortized since December 2005.

  (i)    Income Taxes

        Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. We provide a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.

  (j)    Revenue Recognition, Accounts Receivable and Deferred Revenue

        Revenue from product and service sales is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collection is reasonably assured.

        The significant elements of our multiple-element offerings are Implant Kits, Peripherals and Other. For arrangements with multiple elements, we recognize revenue using the residual method as described in SOP 98-9. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element's revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

        We regularly evaluate the collectability of our accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, we consider a number of factors including the aging of a customer's account, creditworthiness of specific customers, historical trends and other information.

        We have provided certain customers with deferred payment terms. Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

  (k)    Stock-based Compensation

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) ("SFAS 123 (R)"), "Share-Based Payment". SFAS 123(R) requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense in the period in which the employee is required to provide service which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

        We have elected the modified prospective transition method for adopting SFAS 123 (R). Under this method, the provisions of SFAS 123 (R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006, the date of our adoption of SFAS 123 (R), are also recognized as an expense in the calculation of net income.

  (l)    Research and Development Costs

        Research and development costs, including research performed under contract by third parties, are expensed as incurred. The Levacor Rotary VAD product was initially shipped to clinical centers during the fourth quarter of 2006 and has been paid for by those centers. We treated these payments as deferred clinical fees at December 31, 2006. In 2007, these payments were recognized as other income.

        For the purchase of research and development technology under an Assignment Agreement such as the one between WorldHeart and LaunchPoint Technologies LLC, the Corporation records R&D expense in accordance with Financial Accounting Standards Board ("FASB") Statement No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation (FIN) No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." We recorded a one time R&D expense of $230,000 during the quarter ended September 30,

2008 based on the fact that alternative future value or realizability of this technology is not determinable as of the date of the Agreement.

  (m)    Government Assistance

        Government assistance is recognized when the expenditures that qualify for assistance are made and we have complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable. We did not receive any government assistance for the years ended December 31, 2008, 2007 and 2006.

  (n)    Foreign Currency Translation and Functional Currency

        Our consolidated financial statements are presented in U.S. dollars. Since January 1, 2004, our functional currency has been the US dollar. The accumulated other comprehensive loss on the balance sheet represents the impact of converting to U.S. dollars prior to January 1, 2004.

  (o)    Reclassification

        The accompanying consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on shareholders' equity, working capital, gross profit or net income.

  (p)    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the years ended December 31, 2008, 2007 and 2006, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect would be anti-dilutive.

  (q)    Shipping and Handling Costs

        In accordance with Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," we record freight billed to our customers as sales of product and services and the related freight costs as a cost of sales, product and services. Our shipping and handling costs are not significant.

  (r)    Restructuring Expense

        We records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In 2008 and 2006, we recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate, for changes in circumstances. In 2008, we recorded restructuring expense of $131,431, which was primarily attributable to costs relating to workforce reduction. In 2006, we incurred $646,057 in restructuring cost related to asset write-down and personnel. No such expenses were incurred for the year ended December 31, 2007.

  (s)    Warranty

        We warrant our products for various periods against defects in material or installation workmanship. We provide for a three year warranty related to the sale of Implant Kits and Peripherals. The warranty reserve which is included in accounts payable and accrued expenses totaled $96,048 and $131,048 at December 31, 2008 and 2007, respectively.

OUTSTANDING SHARE DATA

        The outstanding share data as at December 31, 2008, 2007, and 2006, adjusted to reflect the thirty-for-one reverse stock split completed in October 2008, is as follows:

	Number of shares outstanding
	2008	2007	2006
Common shares	13,253,964	383,576	383,576
Options to purchase common shares	32,771	34,688	22,071
Warrants to purchase common shares	84,396	63,663	41,426
Debentures convertible to common shares	—	19,057	—
Accrued interest convertible to common shares	—	85	—

        On July 31, 2008, we completed a $30.0 million private placement transaction and recapitalization previously announced under the terms of the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, we issued 10 million common shares for an aggregate purchase price of $30.0 million (the "Issuance"), of which Venrock invested $11.0 million, SSF invested $9.0 million and New Leaf invested $10.0 million. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1.4 million (the "Bridge Facility") that Venrock and SSF had previously provided to us. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with us (See Note 9). In connection with the Issuance, the parties to the Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and the Conversion.

        We paid an aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to its advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company. The warrants, with an exercise price of $3.30 per share, were subject to shareholder approval and were approved by our shareholders during the Special Meeting of Shareholders held on October 9, 2008. The fair value of the warrants were valued based on the Black-Scholes Option Valuation Model. Accordingly, the amount of $283,000 attributed to the issuance of warrants as advisor fees for services related to the financing and recapitalization. The issuance of the warrants had no impact on total equity and did not impact operating results for the quarter or twelve months ended December 31, 2008.

        Additionally, carried by majority votes by our shareholders during the Special Meeting of Shareholders held on October 9, 2008, the following became effective:

  (i)
  The approval to grant discretionary authority to our Board of Directors to amend our articles to effect a reverse stock split of our common shares at a ratio within the range from 20-to-1 to 30-to-1;

  (ii)
  The establishment of an equity incentive plan for the benefit of our independent directors, officers, employees and consultants covering, together with our existing plans, a maximum of 1,466,666 of our common shares.

NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 157 as of January 1, 2008 and determined that SFAS 157 did not have a material effect on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We adopted SFAS 159 on January 1, 2008 and chose not to elect the fair value option for our financial assets and liabilities that had not previously been carried at fair value.

        In June 2007, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" that would require nonrefundable advance payments made by us for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by us. EITF Issue No. 07-3 was effective for fiscal years beginning after December 15, 2007. We adopted EITF Issue No. 07-3 on January 1, 2008 and it did not have a material impact on our consolidated results of operations or financial condition.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations", ("SFAS 141R") which replaces SFAS No 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect SFAS No. 141R to have a material impact on our consolidated financial statements.

        In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement,—an amendment of ARB No. 51", ("SFAS 160") which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not anticipate a material effect on our consolidated financial statements.

        In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not anticipate a material effect on the consolidated financial statements.

        In May 2008, FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles". We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

        In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). The new standard clarifies how SFAS 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impacts and disclosures of this standard, but do not expect SFAS 163 to have a material effect on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impacts and disclosures of this standard, but do not expect FSP SFAS 142-3 to have a material impact on our consolidated financial statements.

Item 8.    Financial Statements.

        The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9(A)    T. Controls and Procedures.

        Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level such that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Changes in internal controls over financial reporting:    There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

        Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its evaluation, our management concluded that as of December 31, 2008 our internal control over financial reporting is effective.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS

        Set forth below is the name, age and biographical information for each person serving as and nominated by the Board of Directors, as recommended by the Corporate Governance and Nominating Committee, as a director, including the designees of each of Abiomed, Venrock, Special Situations Funds and New Leaf elected by our shareholders at the Special Meeting of Shareholders held on October 9, 2008. Each such person has agreed to serve and the Corporate Governance and Nominating Committee and management have no reason to believe that any nominee will be unable to serve. Each elected director will hold office until the next annual meeting of shareholders and until his or her successor is elected and has qualified, or until such director's earlier death, resignation or removal.

        Jeani Delagardelle (52) has served as our director since October 2008 and is a Managing Director of New Leaf Venture Partners, a firm which was established by the former health care principals of the Sprout Group. She primarily concentrates on medical device efforts. Ms. Delagardelle currently sits on the Board of Directors of several private companies. Ms. Delagardelle joined Sprout Group in August 2000 and became General Partner in July 2001. Previously, she was a General Partner at Weiss, Peck & Greer Venture Partners where she focused on healthcare/technology investments. Before joining Weiss, Peck & Greer Venture Partners, Ms. Delagardelle spent 15 years in senior marketing, sales, business development and general manager positions in the healthcare industry. She was Vice President of Global Marketing for Target Therapeutics (acquired by Boston Scientific) and spent nine years with the Medi-tech division of Boston Scientific in several senior management roles. In addition, Ms. Delagardelle served as Director of Business Operations for Roche Laboratories and Director of Global Marketing for Cell Pro, Inc. Ms. Delagardelle is the nominee of New Leaf to the Board of Directors of WorldHeart.

        Michael Sumner Estes, Ph.D. (65) has served as our director since April 2007 and currently serves as Chair of the Board of Directors. Since 2006, Dr. Estes has been chairman of the Board of Directors of Medical Entrepreneurs II, Inc., a company that develops and manufactures replacement heart valves. From 2001 until 2005, Dr. Estes worked as an independent consultant to Corazon, Inc., a company formed to develop new technology for the less invasive treatment of heart disease caused by calcium deposits. From 1996 to 1999, Dr. Estes was the President and Chief Executive Officer of Orquest, Inc., a company involved in bone replacement technology. From 1979 to 1995, Dr. Estes held executive positions with American Hospital Supply Corporation and Baxter Healthcare Corporation, including responsibility for the worldwide Cardiovascular Group at Baxter HealthCare. Dr. Estes is currently chair of the Board of Directors of nContact Surgical, Inc., a private cardiovascular company.

        William C. Garriock (70) has served as our director since December 2003. Since 2003, Mr. Garriock has been a professional company director. From 2000 to 2003 he was the Chairman of MDS SCIEX, the analytical instrument division of MDS Inc. He was also the President of MDS SCIEX from 1994 to 1999. Mr. Garriock was the Executive-at-Large for MDS Inc., a health and life sciences company, from 2000 to 2003. From 1993 to 1994, he was Vice President and Managing Partner (Pharmaceuticals) of MDS Health Ventures Inc. For the previous 18 years, he was the President and CEO of Miles Canada Inc. (now Bayer Canada Inc.), a pharmaceutical, diagnostics and consumer products company. Mr. Garriock is chair of the Board of Directors of Cipher Pharmaceuticals Inc., a pharmaceutical development company listed on the TSX. Mr. Garriock received his B.Comm from the University of British Columbia and an MBA from the Kellogg School of Business of Northwestern University.

        Gary W. Goertz (56) has served as our director since June 2007. Since early 2003, Mr. Goertz has been a professional company director. From September 1999 to February 2003, Mr. Goertz served as Executive Vice President, Finance and Chief Financial Officer of MDS Inc. Prior to February 1999, Mr. Goertz was Chief Financial Officer at BCT Telus Communications Inc. Mr. Goertz is a Chartered Accountant.

        Anders D. Hove, M.D. (42) has served as our director since October 2008 and is a general partner of Venrock Associates, a venture capital firm, which he joined in January 2004. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm. From 2002 to 2003, he also served as the chief executive officer of Bellevue Asset Management, the asset manager of BB Biotech and BB Medtech. Dr. Hove serves on the board of directors of a number of privately held companies. He received an M.D. from the University of Copenhagen, a M.Sc. from the Technical University of Denmark and an MBA from INSEAD. Dr. Hove is the nominee of Venrock to the Board of Directors of WorldHeart.

        John Alexander Martin (55) has served as our President, Chief Executive Office and director since February 5, 2009. Prior to joining us, Mr. Martin was President of the North American Region and Corporate Vice President of Edwards LifeSciences since 2004. Prior to 2004, he was with Cordis Corporation, a Johnson and Johnson company where he served as Senior Vice President of International and earlier as Vice President of Sales and Marketing. Mr. Martin earned a bachelor's degree from the University of Kentucky at Lexington.

        Austin W. Marxe (68) has served as our director since October 2008, and has served as the President and is a shareholder of AWM Investment Company Inc., ("AWM"). AWM, a Delaware corporation, is a registered Investment Adviser as defined in the Investment Advisory Act of 1940. Mr. Marxe continues to play an integral part in the management of each of Special Situations Fund III, L.P. ("SSF3"), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Life Sciences Fund, L.P. (formed in 2005). SSF3 is a registered Investment Company as defined in the Investment Company Act of 1940. Mr. Marxe is a member of each of the general partners of the above Funds and is also a limited partner of MGP and serves as an Individual General Partner of SSF3. Mr. Marxe is the nominee of SSF (as defined below) to the Board of Directors of WorldHeart.

        Michael R. Minogue (41) has served as our director since October 2008, and has been the Chief Executive Officer, President and a Director of ABIOMED, Inc. ("Abiomed") since April 2004. In June 2005, he was also appointed Chair of the Abiomed board of directors. Prior to Abiomed, Mr. Minogue had a 12-year career at GE Medical Systems. Most recently, Mr. Minogue was Vice President and General Manager of American Sales and Marketing for GE Medical Systems Information Technology. From 1998 to 2003, Mr. Minogue held various positions at GE including General Manager for Global Positron Emission Technology Business, General Manager, Americas Cardiology & IT Sales and General Manager, Global Installed Base. Prior to joining GE, Mr. Minogue served on active duty for four years as an infantry officer in the U.S. Army and received multiple awards. Mr. Minogue received his Bachelor's degree in Engineering Management from United States Military Academy at West Point and his MBA from the University of Chicago. Mr. Minogue currently serves on the board of directors of AdvaMed, the Advanced Medical Technology Association. Mr. Minogue is Abiomed's nominee to the Board of Directors of WorldHeart.

        Pursuant to the terms of the Recapitalization Agreement (the "Recapitalization Agreement") dated June 20, 2008 and amended on July 31, 2008, among us, our wholly owned subsidiary World Heart Inc. ("WHI"), Abiomed, Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, "Venrock"), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively, "SSF") and New Leaf Ventures II, L.P. ("New Leaf"), each of Abiomed, Venrock, SSF and New Leaf have the right to designate one person for election to our Board of Directors, so long as each remains the beneficial owner of at least 5% of our outstanding common shares. Subject to the terms of the Recapitalization Agreement, Abiomed also has the right to designate an observer to attend meetings of the Board of Directors at any time it does not have a designee on the Board of Directors. If Abiomed has not nominated a director on or prior to the second anniversary of the closing pursuant to the Recapitalization Agreement, the rights of Abiomed to nominate a director or to appoint an observer will terminate. All of Abiomed's rights with respect to the Board of Directors of WorldHeart will terminate on the fifth anniversary of the closing. Each of Abiomed, Venrock, Special Situations Funds and New Leaf have designated a person for election to the Board of Directors.

EXECUTIVE OFFICERS

        Set forth below is the name, age and biographical information for each of our current executive officers who is not a director or nominee for director described above under the heading "Directors."

        Jal S. Jassawalla (63) has served as our Executive Vice President and Chief Technology Officer since February 5, 2009; Mr. Jassawalla has served as our director since December 2005 and has been President and Chief Executive Officer since July 2004 until February 2009. From June 2000 to July 2004, Mr. Jassawalla served initially as Senior Vice President and subsequently as Executive Vice President and Chief Technical Officer with responsibility for research and development, clinical affairs, clinical and technical support and quality. Mr. Jassawalla was a co-founder of Novacor Medical Corporation in 1979. He was Vice President of research and development from 1988 to 2000 in Baxter Healthcare Corporation's Novacor Division. He became an employee in June 2000 when WorldHeart acquired the Novacor division of Edwards LifeSciences LLC, a March 2000 spin-off from Baxter Healthcare Corporation. Mr. Jassawalla received his Master of Science in Mechanical Engineering from Stanford University, and an MBA from the University of California, Berkeley, with specialization in Finance. He is a fellow of the American Institute of Medical and Biological Engineering.

        David Pellone (64) has served as our Vice President, Finance and Chief Financial Officer since August 31, 2007, and as our acting Vice President, Finance and Chief Financial Officer since July 1, 2008. Mr. Pellone has extensive experience as the Vice President of Finance and Chief Financial Officer with a number of companies, including technology companies. His prior work experience includes Condor Power Supplies, Inc., Flash Electronics, Inc., RAE Systems Inc., AG Associates Inc. and the Medical Products and Services Division of 3M Company. Since October 2005, Mr. Pellone has served as a consultant to several companies, including Globalstar, Inc., OpSource, Inc., Reliant Technologies, Inc., Sylantro Systems Corporation, Tasman Networks, Inc. and WorldHeart, in areas ranging from public reporting, internal controls compliance and divestiture to audit preparation. From May 2004 to March 2005, Mr. Pellone served as Vice President Finance and Chief Financial Officer with Condor Power Supplies, Inc. From November 2000 to January 2004, Mr. Pellone served as Vice President Finance/Chief Financial Officer with Flash Electronics, Inc.

        Piet Jansen, M.D. (50) joined WorldHeart in February 2004 as our Chief Medical Officer. He was appointed Managing Director for Europe in July 2004. Prior to joining WorldHeart, Dr. Jansen was the Vice President, Clinical Programs at Orqis International GmbH from 2003 to February 2004. He was Vice President, Clinical Affairs at Jarvik Heart Inc. from 2001 to 2003. From 1997 to 2001, Dr. Jansen worked for the Novacor Division of Edwards Lifesciences LLC, formerly Baxter Corporation.

        Phillip J. Miller (61) was appointed our Vice President, Research and Development in November 2004. Mr. Miller became an employee in June 2000 when WorldHeart acquired the Novacor Division of Edwards Lifesciences LLC, formerly Baxter Corporation. Previously, he was the Director of Biomedical Engineering at Edwards Lifesciences commencing in 1973.

        Pratap S. Khanwilkar (46) joined WorldHeart in August 2005 as the Vice President, Rotary Systems and Business Development when WorldHeart purchased MedQuest Products, Inc. Prior to that, Mr. Khanwilkar was Chief Executive Officer and a co-founder of MedQuest from 1993. Mr. Khanwilkar has 24 years of medical device development and commercialization experience, and more than 50 publications in scientific, engineering and medical journals. He was recognized in 2006 as a Fellow of the American Institute of Medical and Biological Engineering, and elected in 2007 as a US representative to the Board of Trustees of the International Society for Rotary Blood Pumps.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors and executive officers, and people who own more than ten percent of our stock, to file reports of ownership and reports of changes in ownership with the SEC. All of these people are required by SEC regulation to provide us with a copy of all Section 16(a) reports they file.

        To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CORPORATE GOVERNANCE

        During the fiscal year ended December 31, 2008, our Board of Directors held 14 meetings and acted by unanimous written consent five times.

        During the fiscal year ended December 31, 2008, all directors except for Mr. Minogue attended at least 75% of the total meetings of our Board and committees on which each director served and which were held during the period the director was a director or committee member.

        The Board of Directors has a Compensation Committee, an Audit Committee, a Corporate Governance and Nominating Committee and a Strategic Planning Committee. The Board of Directors also constituted an ad hoc Special Committee to review potential financing and strategic alliance transactions and an ad hoc Special Committee to review option grants.

  Audit Committee

        The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing and reporting practices. The Audit Committee's role includes overseeing our internal accounting and auditing processes and communicates with management about our business, financial risk and compliance with legal, ethical and regulatory requirements. The Audit Committee is responsible for reviewing all of our financial filings and related disclosures, including financial press releases. The Audit Committee is also responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm we engage to prepare and issue audit reports on our financial statements and also approves all non-audit expenditures. The Committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities.

        The Audit Committee is composed of Mr. Goertz (Chair), Mr. Garriock and Dr. Estes (who replaced Mr. Majteles in May 2008 when Mr. Majteles resigned from the Board of Directors). The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act. All members of the Audit Committee are independent as determined by the Board of Directors in accordance with the NASDAQ Stock Market corporate governance rules applicable to audit committee membership and United States and Canadian securities regulations. The Audit Committee met seven times during the year.

  Audit Committee Financial Expert

        The Board of Directors has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Goertz is an "audit committee financial expert" as currently defined by the rules of the Securities and Exchange Commission regulating these disclosures. The specific responsibilities and functions of the Audit Committee are described in the Amended and Restated Audit Committee Charter, a copy of which was filed with our proxy statement for the 2006 Annual and Special Meeting of Shareholders.

  Compensation Committee

        The Compensation Committee has the following scope of authority and responsibilities. First, to review, approve and recommend to the Board of Directors the annual goals, objectives and compensation of the President and Chief Executive Officer and to evaluate performance against those goals and objectives. Second, to oversee the performance evaluation of our other executive officers and approve and recommend their compensation. Third, to oversee the administration of our equity-based compensation and approve grants of equity compensation under our equity incentive plan. Fourth, to review, modify (as needed) and approve our overall compensation strategy and policies. When reviewing our overall compensation strategy and policies, the Compensation Committee reviews performance goals and objectives relating to compensation, reviews and advises the Board concerning regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our executive compensation programs among comparable companies in our industry, and reviews the terms of any employment agreement, severance agreement and change of control protections for our executive officers.

        The Compensation Committee has the ability to delegate its authority to administer our equity compensation plan as it determines is appropriate, and Mr. Martin, as President and Chief Executive Officer, has the authority between meetings of the Compensation Committee to grant equity incentives to newly hired non-executive employees in accordance with guidelines established by the Committee and to report such grants to the Committee.

        Our Board of Directors retained Cypress Ridge Solutions & Insurance Services, Inc., a compensation consulting firm, to assist the Compensation Committee in an analysis and review of our overall compensation strategy and policies, and to provide recommendations, in respect of our management executive compensation programs and practices including management short term and long term incentive awards. In addition, the consultant was requested to provide background and analysis on best practices of comparable companies and industry trends, a review of the current business environment, a review of our near and longer term business strategies and a review of compensation practices for us. The consultant met with our human resources team and our President and Chief Executive Officer to obtain background and information as to our operations, personnel and objectives. The consultant was requested to make recommendations to the Compensation Committee on achieving a competitive executive compensation program. The consultant reviewed the background analytical information and made various recommendations to the Compensation Committee.

        From January 2008 until our Annual Meeting in May 2008, the Compensation Committee was composed of Mr. Majteles (Chair), Dr. Estes and Mr. Garriock. Mr. Majteles resigned from the Board of Directors in May 2008 and was replaced by Mr. Goertz on the Compensation Committee. Dr. Estes was appointed Chair of the Compensation Committee. Since November 2008, the Compensation Committee has been composed of Ms. Delagardelle (Chair), Dr. Hove, Mr. Minogue and Dr. Estes. All members of the Compensation Committee are independent as determined by the Board of Directors in accordance with the NASDAQ Stock Market corporate governance rules and Canadian securities regulation. The Compensation Committee met once during the year. The Board of Directors has adopted a written Compensation Committee Charter, a copy of which was filed with our proxy statement for the 2007 Annual Meeting.

        Our Chief Executive Officer and the Chief Financial Officer may attend any meeting of the Compensation Committee unless the Compensation Committee determines that there are portions of the meetings where their presence would be inappropriate. With respect to other executive officers, the Compensation Committee considers recommendations from the Chief Executive Officer regarding total compensation for executive officers. Those recommendations include salary increases or target incentive award opportunities, based on the evaluation of their performance, job responsibilities, and leadership roles within the Corporation. While the Compensation Committee considers these recommendations for the Chief Executive Officer's direct reports, the committee does not delegate authority for compensation decisions relating to the Chief Executive Officer and the other executive officers which are determined by the Committee and the full Board of Directors.

  Corporate Governance and Nominating Committee

        The Corporate Governance and Nominating Committee has three principal responsibilities. First, to recommend candidates for nomination for election to the Board of Directors and to recommend candidates to fill other vacancies that may occur. Second, to review the composition of the committees of the Board of Directors. And third, to monitor compliance with and recommend changes to our compliance with corporate governance regulatory requirements. This includes issues of significance to WorldHeart and our shareholders. From January 2008 until our Annual Meeting in May 2008, the Corporate Governance and Nominating Committee was composed of Mr. Majteles (Chair), Dr. Estes and Mr. Garriock. In May 2008, Mr. Majteles resigned from the Board of Directors and Mr. Goertz replaced Mr. Majteles on the Corporate Governance and Nominating Committee. Dr. Estes was appointed Chair of the Committee. Since November 2008, the Corporate Governance and Nominating Committee has been composed of Mr. Garriock (Chair), Dr. Hove and Mr. Goertz. All members of the Nominating Committee are independent as determined by the Board of Directors in accordance with the NASDAQ Stock Market corporate governance rules and Canadian securities regulation. The Corporate Governance and Nominating Committee met two times during the year. The Board of Directors has adopted a written Corporate Governance and Nominating Committee Charter, a copy of which was filed with our proxy statement for the 2006 Annual and Special Meeting of Shareholders.

        Although no established specific minimum qualifications for director nominees have been adopted, the Corporate Governance and Nominating Committee reviews the backgrounds and qualifications of directors and potential nominees. The Committee annually reviews the nominees for the Board. This review considers the nominees in relation to the current composition of the Board and also considers our current circumstances. The Committee also considers director candidates who are recommended by our shareholders. Any shareholder may recommend a candidate for director by contacting the Corporate Governance and Nominating Committee at the address provided under the heading "Communication with the Board of Directors" below. This process, however, is separate and distinct from the SEC and CBCA requirements that must be met by a shareholder in order to have a shareholder proposal included in our proxy statement. To date, the Corporate Governance and Nominating Committee has not received any recommendations from shareholders requesting consideration of a candidate for inclusion among the slate of nominees in our proxy statement.

  Strategic Planning Committee

        The Strategic Planning Committee's overall responsibility is to assist the Board of Directors in its long range financial and strategic planning efforts. The Strategic Planning Committee has three primary responsibilities. First, to conduct our strategic decision making. Second, to focus our financial resources on initiatives with the greatest opportunity for technical, commercial and financial success. The Committee bases these decisions on its evaluation of markets and the factors required to succeed in those markets. Lastly, it is the responsibility of the Strategic Planning Committee to identify the resources required to ensure the success of our strategic plan. All members of the Board of Directors are members of the Strategic Planning Committee. The Committee did not meet separately during 2008, however, the issues normally addressed by the Committee were addressed by the full Board. The specific responsibilities and functions of the Strategic Planning Committee are further described in our Strategic Planning Committee Charter.

        Our independent directors have the opportunity to meet in an executive session following each regularly schedule meeting of the Board of Directors. A total of five such executive sessions of the Board of Directors were held in 2008. The members of our Board of Directors are encouraged, but are not required, to attend the Annual Meeting of Shareholders. William C. Garriock attended our 2008 Annual Meeting and Jal S. Jassawalla participated by conference telephone.

        The Board of Directors adopted a written mandate in 2007 which provides for the oversight of the overall effectiveness of the Board of Directors and oversight of the Committees of the Board of Directors and management of World Heart and provides general oversight. The Board of Directors also considers the recommendations of the various Committees before approval.

  Ad Hoc Special Committees

        The ad hoc Special Committee was constituted in October 2007 to review potential financing and strategic alliance proposals and make recommendations in respect of such proposals to the Board of Directors. In 2008, the Special Committee was composed of Mr. Goertz (Chair), Dr. Estes and Mr.Garriock. The Special Committee met nine times in 2008.

        On July 28, 2008, another ad hoc Special Committee was constituted to review our option granting practices for the last several years and to make recommendations to the Board with respect to any concerns, changes in practices and related issues. The Committee was constituted in response to an inquiry and request by the Ontario Securities Commission for information and for the Corporation to perform an internal review with respect to the Corporation's option granting practices from January 1, 2001 to June 30, 2008. The Special Committee (Options) is composed of Mr. Goertz (Chair), Dr. Estes and Mr. Garriock and met four times in 2008.

INDEPENDENCE OF THE BOARD OF DIRECTORS

        As required under the NASDAQ Stock Market ("NASDAQ") listing standards, a majority of the members of a listed company's Board of Directors must qualify as "independent," as affirmatively determined by the Board of Directors. The Board consults with the Corporation's counsel to ensure that the Board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time.

        Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Corporation, its senior management and its independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NASDAQ listing standards: Ms. Delagardelle, Dr. Estes, Mr. Garriock, Mr. Goertz, Dr. Hove, Mr. Marxe, Mr. Marxe and [Mr. Minogue]. In making this determination, the Board found that none of the directors or nominees for director had a material or other disqualifying relationship with the Corporation. Mr. Martin, the Corporation's President and Chief Executive Officer, is not an independent director by virtue of his employment with the Corporation. Mr. Jassawalla, who served as a director until his resignation in 2009, was also not an independent director by virtue of his employment with the Corporation. In determining the independence of Ms. Delagardelle, Dr. Hove [and Mr. Minogue], the Board took into account the Recapitalization Agreement described below under the heading "Certain Relationships and Related Transactions, and Director Independence". The Board did not believe that the transactions and relationships described therein would interfere with these directors' exercise of independent judgment in carrying out their responsibilities as a director.

POSITION DESCRIPTIONS

        The Board of Directors adopted a written mandate in 2007 which provides for the oversight of the overall effectiveness of the Board of Directors and oversight of the Committees of the Board of Directors and management of WorldHeart and provides general oversight. The Board of Directors also considers the recommendations of the various Committees before approval.

        The Board of Directors has adopted a written position description for the Chair of the Board and the Chair of each Committee. The Chair of each Committee is responsible for reporting on the activities of the Committee to the full Board on a periodic basis.

        The Board of Directors has developed a written position description for the Chief Executive Officer. The Board of Directors and the Chief Executive Officer develop, on an annual basis, detailed corporate objectives and parameters within which the Chief Executive Officer operates our business. The Board of Directors is also responsible for annually evaluating the Chief Executive Officer against these objectives.

ASSESSMENTS

        The Corporate Governance and Nominating Committee reviews on an annual basis the effectiveness and contribution of the Board of Directors, the Committees of the Board of Directors and individual directors. The Chair reports to the full Board on the findings. Any agreed upon improvements are implemented as applicable.

ORIENTATION AND CONTINUING EDUCATION

        The Board of Directors has developed a manual for new directors which provides a comprehensive reference source about WorldHeart, the Board of Directors and its Committees. Arrangements are made for specific briefing sessions from appropriate senior personnel to help new directors better understand our business environment, strategies and operations. Directors are given periodic reviews and more detailed presentations on particular strategies and presentations by our senior management. Directors are encouraged to enroll in professional development courses.

ETHICAL BUSINESS CONDUCT

        The Board of Directors has adopted a written Code of Ethics for our directors, officers, employees and consultants. A copy of the Code of Ethics has been previously filed with the SEC and with the Canadian securities authorities as an exhibit to the Corporation's Annual Report of Form 10-KSB for the year ended December 31, 2004 and is available on our website at www.worldheart.com or upon written request to World Heart Corporation, 7799 Pardee Lane, Oakland, California 94621 Attention: Chief Financial Officer. Each employee and officer must confirm in writing that they have read and understood the Code of Ethics. We have implemented a complaint procedure which allows employees to report any conduct that is not compliant with the Code of Ethics on an anonymous and/or confidential basis.

        We intend to disclose any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to rules of the SEC, the NASDAQ Stock Market and the Canadian securities regulations by filing such amendment or waiver with the SEC and Canadian securities regulators. We have not filed any material change report during the financial year ended December 31, 2008 that pertains to any conduct of a director or executive officer that constitutes a departure from the Code of Ethics. No waivers from the Code of Ethics have been sought or granted.

        In the event any transactions or agreements occur in respect of which a director has a material interest, the director will recuse himself from voting on the matter and remove himself from the meeting while the transaction at issue is being considered by the Board of Directors.

        The Board of Directors sets the tone for ethical conduct throughout WorldHeart by considering and discussing ethical considerations when reviewing corporate transactions and our activities. The Corporate Governance and Nominating Committee, which is comprised of entirely independent directors, oversees our Code of Ethics and compliance with various regulatory requirements.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

        Shareholders may contact an individual director, the Board of Directors as a group or a specific committee of the Board of Directors, including the non-management directors as a group, by the following means: by mail to Investor Relations, World Heart Corporation, 7799 Pardee Lane, Oakland, California 94621; or by email to investors@worldheart.com. You must include your name and address and indicate whether you are a shareholder of WorldHeart. We will initially compile all communications and summarize all lengthy, repetitive or duplicative communications before forwarding them to the addressee. We will not forward non-substantive communications, communications that pertain to personal grievances or communications that we determine to be primarily commercial in nature or related to an improper or irrelevant topic, or that requests general information about WorldHeart, but instead will forward them to the appropriate department within WorldHeart for resolution. In this case, the Corporate Secretary will retain a copy of such communication for review by any director upon his request.

Item 11.    Executive Compensation.

        The following table shows all compensation awarded to, earned by, or paid to Jal S. Jassawalla, our President and Chief Executive Officer and to David Pellone, our Acting Vice President, Finance and Chief Financial Officer, and Piet Jansen, our two other most highly compensated executive officers at the end of fiscal year 2008 (the "Named Executive Officers") during the respective time periods. The table is for the fiscal years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(3) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(4) ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jal. S. Jassawalla	2008	$287,399	—	—	—	—		—	$4,886	(5)(9)	$292,285
President and Chief Executive Officer	2007	277,680	—	70,807	482,246	23,603		—	3,564	(5)	857,900
David Pellone(7)	2008	245,596	—	—	—	—		—	1,432	(5)	247,028
Vice President, Finance and Chief Financial Officer	2007	56,077	—	12,239	27,590	4,080		—	1,023	(5)	101,009
Piet Jansen, M.D.(6)	2008	269,296	—	—	—	37,251	(8)	—	23,353	(2)	329,900
Chief Medical Officer	2007	242,278	—	43,493	56,262	21,235	(8)	—	13,993	(2)	377,261

(1)
Represents the FAS 123R value of the stock options to purchase our common shares. The options vest after one year from the date of grant over a three year period. World Heart did not issue stock options to executive officers in 2008. 2007 FAS 123R value of stock options granted has not been adjusted to reflect the 30:1 reverse stock split of the Corporation's common shares that occurred in October 27, 2008. For additional information on the valuation assumptions with respect to these options, refer to Note 12 of the Notes to Consolidated Financial Statements. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the officers.

(2)
Includes $1,100 each in car allowances for both 2008 and 2007 and $3,310 and $2,700 in health care benefits paid to Dr. Jansen in Euros, for 2008 and 2007, respectively, converted to US dollars using the quarterly average exchange rates. Also includes $12,105 and $10,200 rent paid directly to Dr. Jansen's landlord in California in 2008 and 2007, respectively and $6,838 reimbursed to Dr. Jansen for other living expenses while in California during 2008.

(3)
Represents the value of performance bonus shares earned and recognized for financial reporting purposes in 2007 and issued in 2008.

(4)
Represents 2008 cash performance bonus approved by the Corporation's Compensation Committee in March 25, 2009,with the exception of the Corporation's former CEO. The Compensation Committee and the Board of Directors have yet to make a determination with respect to the cash bonus of the Corporation's former CEO, and a Form 8-K will be filed upon its approval. Also represents cash portion of the performance bonus earned in 2007 and paid in 2008.

(5)
Represents Group Term Life Insurance premiums paid in 2008 and 2007.

(6)
In 2008, more than 60% of Dr. Jansen's time was spent in California and he was paid in Euros in the Netherlands under World Heart B.V. This amount was converted to US dollars using the quarterly exchange rate for each pay period. Dr. Jansen is paid once each month.

(7)
Mr. Pellone terminated his employment with us on July 1, 2008, but continues to perform consulting services. Mr. Pellone's compensation includes salary through June 2008 of $99,196 and $146,400 in consulting fees paid in 2008.

(8)
This amount also includes clinical bonus in the amount of $2,828 and $6,737 earned on Novacor LVAS sales for 2008 and 2007, respectively.

(9)
Includes 401(k) plan employer matching contributions for 2008. Employer matching program was continued in October 2008.

NARRATIVE DISCLOSURES TO SUMMARY COMPENSATION TABLE

        It is our policy to award stock options at an exercise price equal to the closing price of our common shares on the business day prior to the date of the grant in accordance with the terms of our shareholder-approved 2006 Equity Incentive Plan, formerly known as World Heart Corporation Employee Stock Option Plan. For purposes of determining the exercise price of stock options, the grant date is deemed to be the date on which the Compensation Committee approves the stock option grant. In 2007, we began granting performance share awards to our employees, including our named executive officers.

        On October 27, 2008, we completed a reverse stock split of the common shares on the basis of one post-consolidated common share for each 30 pre-consolidated common shares. All numbers of common shares reflected herein are shown on a post-consolidated basis, unless otherwise noted.

        We entered into an offer letter with Mr. John Alexander Martin effective February 4, 2009. Mr. Martin is entitled to receive an initial annual base salary of $320,000. Mr. Martin is also eligible for a target bonus of up to 30% of his annual base salary, based upon the achievement of objectives to be agreed upon by the Board of Directors or Compensation Committee. Mr. Martin will also be provided with reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional tax gross-up payments. On February 5, 2009, Mr. Martin received an option to purchase 397,618 common shares of the Corporation at $2.35 per share pursuant to the Corporation's 2006 Equity Incentive Plan. The option vests at the rate of 25% of the shares on the twelve month anniversary of Mr. Martin's appointment as President and Chief Executive Officer, with the remaining shares vesting monthly thereafter over a three year period, subject to his continued employment. Contingent on his continued employment, Mr. Martin will also be eligible to receive additional equity incentive grants on the first and second anniversaries of his appointment as President and Chief Executive Officer, conditioned upon the achievement of certain as-yet-undetermined performance metrics. Such grants will provide Mr. Martin with the option to purchase that number of shares representing 0.5% of the Corporation's total issued and outstanding shares as of the respective grant date, subject to vesting monthly over a four year period and subject to his continued employment.

        We entered into an employment arrangement with Mr. Jal S. Jassawalla on June 23, 2000. This arrangement was updated on July 28, 2004 and again on October 25, 2004. As of July 28, 2004, Mr. Jassawalla is entitled to receive a base salary of $267,000 a year. On April 25, 2006, Mr. Jassawalla received a stock option to purchase 3,333 common shares which vests in full on the first anniversary of the date of grant. He is eligible to receive additional option grants under our 2006 Equity Incentive Plan and is entitled to a severance payment of 104 weeks of his regular salary. Mr. Jassawalla was granted performance shares in 2007 which are earned upon the achievement of certain performance milestones related to our strategic and financing goals and activities. These performance shares are fully vested when paid upon the Compensation Committee's or the Board of Directors' determination that the performance goals have been achieved. Performance Shares are paid in cash and stock. With respect to the 2007 performance shares grant, Mr. Jassawalla earned $23,603 in cash and 576 common shares to be paid in 2008. On December 29, 2008, Mr. Jassawalla's offer letter was amended to comply with applicable provisions of Section 409A ("Section 409A") of the Code, including clarifying that in the event of a termination without Cause and subject to execution of a release of claims agreement, he is entitled to a severance payment equal to 104 weeks of base salary to be paid in a lump sum no later than March 15 following the year in which the termination occurs.

        We entered into an employment agreement with Mr. David Pellone on August 30, 2007. Mr. Pellone was entitled to receive an initial annual salary of $180,000. He received an initial stock option grant for 500 common shares and is eligible to receive future option grants pursuant to our 2006 Equity Incentive Plan. The option will vest annually over a three-year period. Mr. Pellone was paid approximately $21,000 in consulting fees for services performed prior to joining the Corporation as an employee. Mr. Pellone was not granted performance shares in 2007; however, the Compensation Committee of the Board of Directors determined that Mr. Pellone would receive $4,080 in cash and 100 common shares to be paid in 2008 with respect to his contributions in 2007. On July 1, 2008, the Corporation announced that Mr. David Pellone had resigned as an employee of the Corporation, effective July 1, 2008. As approved by WorldHeart's Board of Directors, Mr. Pellone will provide certain consulting services to the Corporation and serve as the acting Vice President, Finance and Chief Financial Officer of the Corporation during the term of his consulting agreement. The Corporation and Pellone Enterprises Incorporated, a company controlled by Mr. Pellone, have entered into a Consulting Agreement, dated as of June 19, 2008, pursuant to which the Consultant, through Mr. Pellone, will provide certain financial management and consulting services to the Corporation commencing July 2, 2008 and ending on September 30, 2008, unless earlier terminated by the Corporation or Mr. Pellone, with 60 days written notice. On October 30, 2008, we and Mr. Pellone agreed to amend the Consulting Agreement to extend the period of Mr. Pellone's consulting services under the Consulting Agreement until March 31, 2009. Under the Consulting Agreement, as amended, the Mr. Pellone will receive a consulting fee of $150 per hour and a retention bonus of $15,000 will be paid to Mr. Pellone upon completion of the Corporation's 2008 financial filings. In the Consulting Agreement, Mr. Pellone has agreed to certain customary confidentiality, invention and non-solicitation covenants.

        We entered into an employment arrangement with Piet Jansen, M.D. on December 9, 2003. That arrangement was updated on October 12, 2004, and again on July 12, 2006. Under the current agreement, as our Chief Medical Officer, he receives an annual base salary of $205,000 and received an advance of $50,000 in 2006 for reimbursement of moving expenses for his relocation to Oakland, California. The initial term of employment under the current agreement is eighteen months from July 12, 2006, during which time Dr. Jansen may be terminated only for cause (as defined in the agreement). After the initial eighteen months, Dr. Jansen's employment became at will. If, following a change of control at WorldHeart (as defined in the agreement) but before the initial eighteen month term ends, Dr. Jansen is terminated, he is entitled to receive as severance the remainder of his compensation that he would have been paid for the first eighteen months. Dr. Jansen was granted performance shares in 2007 which are earned upon the achievement of certain performance milestones related to our strategic and financing goals and activities. These performance shares are fully vested when paid upon the Compensation Committee's or the Board of Directors' determination that the performance goals have been achieved. performance shares are paid in cash and stock. With respect to the 2007 performance shares grant, Dr. Jansen earned $14,498 in cash and 354 common shares to be paid in 2008.

        On February 15, 2008, the Compensation Committee approved, and the Board of Directors confirmed, the 2008 cash performance bonus program for our executive officers and other employees. Performance bonuses are for all employees, including the executive officers, and they are earned upon the achievement of certain performance milestones relevant to our business. The performance milestones are based generally on pre-clinical and clinical trials, revenue and financing goals and the timing of achieving such goals. The exact amount of the cash payment is determined by the Compensation Committee upon its determination that the performance goals have been achieved.

        On March 25, 2009, the Compensation Committee determined, and the Board of Directors confirmed, that certain performance goals established in connection with the 2008 cash performance bonus program had been met during the 2008 fiscal year and approved the payment of cash bonuses to certain of our executive officers. WorldHeart's bonus to the executive officers was based on the achievement of 25% of WorldHeart's goals and up to 15% of individual goals pursuant to the 2008 Performance Bonus Program. The Compensation Committee and the Board of Directors have yet to make a determination with respect to the cash bonus of our former CEO, and a Form 8-K will be filed upon its approval.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Vesting Date	Option Expiration Date
Jal S. Jassawalla	2	—	$2,769.00	12/21/2005	03/03/12
	2	—	2,835.00	12/21/2005	03/03/12
	2,624	—	390.00	12/21/2005	09/23/13
	3,333	—	444.00	12/21/2005	01/31/14
	333	—	339.00	4/25/2007	04/25/15
	1,667	3,333	123.00	3/8/2008	03/01/16
David Pellone	—	—	—		—
Piet Jansen, M.D.	800	—	390.00	12/21/2005	09/23/13
	283	—	444.00	12/21/2005	01/31/14
	194	389	123.00	3/8/2008	03/01/16

DIRECTORS COMPENSATION TABLE

        The following table sets forth information about compensation of our non-employee directors for the fiscal year 2008. We did not grant Option Awards to our non-employee directors in 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Options Awards ($)(2)	Total ($)(1)
Anders D. Hove, M.D.(2)	$7,750	—	$7,750
Austin W. Marxe	7,750	—	7,750
Gary W. Goertz	51,000	—	51,000
Jeanni Delagardelle	9,625	—	9,625
Michael R. Minogue(1)	6,750	—	6,750
Michael Sumner Estes, Ph.D.	76,000	—	76,000
Robert J. Majteles(3)	13,250	—	13,250
William C. Garriock	43,500	—	43,500

(1)
Denominated in Canadian dollars. Non-employee directors were paid on a quarterly basis. Except for our two Canadian board of directors Gary Goertz and William Garriock, all amounts were converted from Canadian dollars to US dollars using the average exchange rate for each quarter.

(2)
Represents the FAS 123R value of the stock options to purchase our common shares. The options vest annually over three years. For additional information on the valuation assumptions with respect to these options, refer to Note 12 of the Notes to Consolidated Financial Statements. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual value that will be recognized by the directors. There were no option awards granted to our non-employee directors for the fiscal year 2008.

(3)
Mr. Majteles resigned from the Board of Directors on May 5, 2008.

(4)
Mr. Hove's board fees were paid to VR Management, LLC, an entity established by Venrock partners for the receipt of board fees.

(5)
Mr. Minogue's board fees were paid to Abiomed, Inc.

NARRATIVE DISCLOSURES TO DIRECTOR COMPENSATION

        On April 4, 2007 the Board of Directors adopted a new directors' compensation plan effective at the beginning of 2007. Under the program, each of our non-employee directors receives an annual cash fee of Cdn $25,000. The Chairman of the Board of Directors receives an additional cash fee of Cdn $40,000, the Chair of the Audit Committee receives an additional cash fee of Cdn $15,000, and the Chairs of each of the other committees, excluding the Corporate Governance and Nominating Committee, receive an additional cash fee of Cdn $7,500. An additional Cdn $1,000 per diem fee is paid for meetings attended in person and a Cdn $500 per diem fee is paid for meetings attended by telephone, with a daily maximum of Cdn $1,000. In the fiscal year ended December 31, 2008 the total compensation paid to non-employee directors was Cdn $215,625 of which Cdn $62,511 was for 2008 compensation paid in 2009. Non-employee directors are also entitled to be reimbursed for travel and other expenses incurred in attending meetings of the Board of Directors or of a Committee.

        Each of our non-employee directors also receives stock option grants under our 2006 Equity Incentive Plan. Options granted under this plan are nonstatutory stock options. During 2008, we did not grant options to the non-employee directors. No options were exercised by the directors in 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information with respect to our 2006 Equity Incentive Plan, formerly known as the World Heart Corporation Employee Stock Option Plan, which was the only equity compensation plan in effect as of December 31, 2008. This Plan was initially adopted in December 1996 and was amended and restated several times. The most recent amendments were approved by our shareholders on December 20, 2006 and October 9, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,771	$322.26	1,430,173
Equity compensation plans not approved by security holders	3,723	$8.67	—
Total	36,494	$290.27	1,430,173

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth information regarding the beneficial ownership of common shares as of February 13, 2009 by: (i) each person or entity known by us to own beneficially more than 5% of our outstanding common shares; (ii) each Named Executive Officer named in the Summary Compensation Table; (iii) each director and nominee for director; and (iv) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. The number of common shares used to calculate the percentage ownership of each listed person includes the common shares underlying options, warrants or other convertible securities held by them that are exercisable within 60 days of February 13, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Outstanding Shares(1)
Venrock Partners(2) 3340 Hillview Avenue Palo Alto, CA 94304	3,666,666	27.7%
New Leaf Venture Management II, L.L.C.(3) 7 Times Square, Suite 1603 New York, NY 10036	3,333,333	25.2%
Austin W. Marxe and David M. Greenhouse(4) 153 East 53rd Street New York, NY 10022	3,008,021	22.7%
Abiomed Inc.(5) 22 Cherry Hill Drive Danvers, MA 01923	2,731,667	20.6%
Jal S. Jassawalla(6)	9,970	*
Pratap Khanwilkar(7)	2,608	*
Phil J. Miller(8)	2,299	*
Piet Jansen, M.D.(9)	2,298	*
William C. Garriock(10)	522	*
Gary W. Goertz(11)	111	*
Michael Sumner Estes, Ph.D.(12)	111	*
David Pellone(13)	100	*
John Alexander Martin(14)	—	*
Anders D. Hove(2)	—	*
Jeani Delagardelle(3)	—	*
Austin W. Marxe(4)	—	*
Michael R. Minogue(5)	—	*
All Directors and Executive Officers as a Group (15 persons)(19)	19,174	0.1%

*
Less than 1%

(1)
Percentage ownership is based on 13,253,964 common shares outstanding as of March 15, 2009.

(2)
Venrock Associates V, L.P. is the record owner of 3,308,433 common shares, Venrock Entrepreneurs Fund V, L.P. is the record owner of 77,733 common shares, and Venrock Partners V, L.P. is the record owner of 280,500 common shares. Collectively, Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P. and Venrock Partners V, L.P. (together, "Venrock") are the record owners of 3,666,666 common shares (the "Venrock Shares"). As the general partners of Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P. and Venrock Partners V, L.P., respectively, Venrock Management V, LLC, VEF Management V, LLC and Venrock Partners Management V, LLC (the "General Partners") may be deemed to own beneficially all of the Venrock Shares. Each General Partner disclaims beneficial ownership of the Venrock Shares except to the extent of their indirect pecuniary interest therein. In addition, Brian Ascher, Michael Brooks, Eric Copeland, Anthony Evnin, Anders Hove, Bryan Roberts, Ray Rothrock, David Siminoff, Anthony Sun, and Michael Tyrrell (collectively, the "Members") are the members of each of the General Partners and may be deemed to own beneficially all of the Venrock Shares. Each Member disclaims beneficial ownership of the Venrock Shares except to the extent of their indirect pecuniary interest therein. Venrock is entitled to a board nominee on our Board of Directors depending on certain ownership requirements of our common shares. Anders Hove is a director on our Board of Directors as a designee of Venrock.

(3)
As the sole general partner of New Leaf Ventures II, L.P. ("New Leaf"), New Leaf Venture Associates II, L.P. ("NLVA") may be deemed to own beneficially the common shares owned by New Leaf. As the sole general partner of NLVA, New Leaf Venture Management II, L.L.C. ("NLV Management") may be deemed to own beneficially the common shares owned by New Leaf. As the individual Managing Directors of NLV Management, each of Srinivas Akkaraju, Philippe Chambon, Jeani Delagardelle, Ron Hunt, Vijay Lathi and James Niedel also may be deemed to own beneficially the common shares owned by New Leaf. Each of NLVA, NLV Management and each of the foregoing Managing Directors disclaims beneficial ownership of such common shares except to the extent of their pecuniary interest therein, if any. New Leaf is entitled to a board nominee on our Board of Directors depending on certain ownership requirements of our common shares. Jeani Delagardelle is a director on our Board of Directors pursuant to a designation by New Leaf.

(4)
Based solely on the Schedule 13D/A filed on December 10, 2008, includes (i) 533,328 common shares held by Special Situations Cayman Fund, L.P., (ii) 1,466,652 common shares held by Special Situations Fund III QP, L.P., (iii) 533,328 common shares held by Special Situations Private Equity Fund, L.P., (iv) 133,332 shares of common stock owned by Special Situations Life Sciences Fund, L.P., (v) 333,333 shares held by Austin W. Marxe and (vi) 8,048 shares held by David M. Greenhouse. Each of Messrs. Marxe and Greenhouse have sole voting and investment power over the shares held in their respective names. MGP Advisors Limited ("MGP") is the general partner of the Special Situations Fund III, QP, L.P. and the general partner of and investment adviser to the Special Situations Fund III, L.P. AWM Investment Company, Inc. ("AWM") is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Private Equity Fund, L.P. and the Special Situations Life Sciences Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Life Sciences Fund, L.P. (collectively, the "Special Situations Funds") are entitled to designate a nominee for election to our Board of Directors so long as certain ownership requirements are met. Austin W. Marxe is a member of our Board of Directors pursuant to a designation by the Special Situations Funds.

(5)
Based solely on the Schedule 13D/A filed on December 22, 2008, by ABIOMED, Inc. ("Abiomed"), includes 2,866,666 of our common shares as a result of Abiomed's conversion of the full amount of principal and interest owed on the US$5,000,000 8% Secured Convertible Promissory Note (the "Note") previously issued to Abiomed by us and WHI, Abiomed's release of the security interest in all of our assets and those of WHI that secured the Note, termination of the warrant Abiomed held to purchase 113,333 of our common shares, and forgiveness of other amounts owed to Abiomed by us. Abiomed is a company publicly traded on the NASDAQ Global Market under the symbol "ABMD." Abiomed is entitled to designate a nominee for election to our Board of Directors so long as certain ownership requirements are met. Michael R. Minogue is a director on our Board of Directors pursuant to a designation by Abiomed.

(6)
Includes options for 7,961 common shares. All of those options are exercisable within 60 days of February 13, 2009. Includes 576 performance bonus shares. Also includes 1,433 shares held by Jal S. Jassawalla and Janette Diane Jassawalla, Trustees for the Jassawalla Family Trust U/A DTD 06/28/94.

(7)
Includes options for 1,639 common shares. All of those options are exercisable within 60 days of February 13, 2009. Also includes 285 performance bonus shares and 684 shares held by Mr. Khanwilkar.

(8)
Includes options for 1,306 common shares. All of those options are exercisable within 60 days of February 13, 2009. Also includes 276 performance bonus shares and 717 shares held by Mr. Miller.

(9)
Includes options for 1,278 common shares. All of those options are exercisable within 60 days of February 13, 2009. Also includes 354 performance bonus shares and 667 shares held by Mr. Jansen.

(10)
Includes options for 522 common shares. All of those options are exercisable within 60 days of February 13, 2009.

(11)
Includes options for 111 common shares. All of those options are exercisable within 60 days of February 13, 2009.

(12)
Includes options for 111 common shares. All of those options are exercisable within 60 days of February 13, 2009.

(13)
Includes 100 performance bonus shares. Mr. Pellone terminated employment with us in July 2008, but continues to perform consulting services.

(14)
John Alexander Martin joined WorldHeart as President and Chief Executive Officer on February 4, 2009.

(15)
Includes an aggregate of 19,174 options held by executive officers and directors as a group that are exercisable within 60 days of February 13, 2009. In addition, see footnotes (2), (3), (4) and (5).

Item 13.    Certain Relationships and Related Transactions, and Director Independence

  Transactions With Related Persons

        We have entered into certain employment agreements with Mr. Jassawalla and Dr. Jansen and a consulting agreement with Mr. Pellone. The details of these employment and consulting agreements are described above under the heading "Executive Compensation—Narrative Disclosures to Summary Compensation Table."

        On October 27, 2008, we completed a reverse stock split of the common shares on the basis of 30 pre-consolidated common shares for each one post-consolidated common share. All numbers of common shares reflected herein are shown on a post-consolidated basis, unless otherwise noted.

        On December 12, 2007, we announced that WorldHeart and its direct subsidiary, World Heart Inc. (collectively, the "Borrowers") entered into a Note Purchase Agreement (the "Purchase Agreement") dated December 11, 2007 with ABIOMED, Inc. ("Abiomed") as part of a strategic alliance with Abiomed. Pursuant to the Purchase Agreement, the Borrowers issued to Abiomed a secured convertible promissory note in the principal amount of up to $5 million (the "Note"), to be funded in two tranches, $1 million of which was funded immediately and $4 million of which was scheduled to be funded on or about January 3, 2008, subject to certain limited conditions. The Note was secured by the Borrowers' assets and contained certain covenants and customary events of default, the occurrence of which could result in an acceleration of the Note. The Note was convertible into our common shares at Abiomed's option, in whole or in part, at approximately $52.50 per share, subject to anti-dilution adjustments in the event that the we issue securities at a lower effective price, at any time, except that until and unless shareholder approval for the purposes of compliance with the shareholder approval rules of the NASDAQ Stock Market and the Toronto Stock Exchange has been received, any conversion of the Note (including any accrued interest), together with any exercise of the Warrant as described below, was limited such that Abiomed would not hold more than 19.9% of our common shares outstanding on the date of issuance of the Note and Warrant. The Note accrued interest at 8% per annum, payable upon payment or conversion of the Note, and the interest was also convertible into common shares at the then market value, at the option of Abiomed. After the second anniversary of the issuance, the Note was payable on demand, or subject to fulfillment of certain conditions, at our option.

        The Borrowers and Abiomed also entered into a Clinical and Marketing Support Services Agreement (the "Services Agreement"), pursuant to which Abiomed agreed to provide clinical support and certain marketing services in connection with our products in development. As partial consideration for these clinical and marketing services, we also issued to Abiomed a 5-year warrant (the "Warrant") to purchase up to 113,333 common shares of WorldHeart, exercisable at $0.30 per share. The Warrant was exercisable with respect to only 22,667 common shares until the second tranche of the Note is funded, and until and unless shareholder approval was received, the exercise of the Warrant, together with any conversion of the Note, was limited to 19.9% of our then outstanding common shares.

        As part of the Purchase Agreement, we also granted Abiomed a right of first refusal to act as an exclusive worldwide distributor for any of our product not currently sold by us and a right to designate one nominee to our board of directors or have an observer present at our board meetings. Pursuant to the terms of the related registration rights agreement, we also agreed to register for re-sale common shares underlying the Note and the Warrant and to file such registration statement with the Securities and Exchange Commission within 120 days after the date of issuance of the Note and the Warrant.

        Finally, our two largest shareholders agreed with Abiomed to vote in favor of the approval of the issuance of the Note and the Warrant to Abiomed at any shareholder meeting called to solicit the approval of the transaction. No commissions or placement agent fees were paid in connection with the private placement of the Note and the Warrant, which were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder.

        On July 31, 2008, we completed a $30.0 million private placement transaction and recapitalization, initially announced on June 20, 2008, under the terms of the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, we issued 333,333 common shares for an aggregate purchase price of $30,000,000 (the "Issuance"), of which Venrock invested $11,000,000, SSF invested $9,000,000 and New Leaf invested $10,000,000. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with us and WHI and converted the full amount of principal and interest owed on the $5,000,000 8% Secured Convertible Promissory Note (the "Note") previously issued to Abiomed by us and WHI into 2,866,667 of our common shares (the "Conversion"), released the security interest in all of our assets and those of WHI that secured the Note, terminated the warrant Abiomed held to purchase 113,333 of our common shares, forgave other amounts owed to Abiomed by us and terminated all previously existing agreements, arrangements and understandings with us. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1,400,000 that Venrock and SSF had previously provided to us. In connection with the Issuance, the parties to the

Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008, as amended November 3, 2008, to register the common shares issued in connection with the Issuance and the Conversion. We subsequently filed a registration statement to register certain shares held by affiliates and others that were issued or are issuable in connection with the private placement transaction and recapitalization, which registration statement has been declared effective.

        Pursuant to the terms of the Recapitalization Agreement each of Abiomed, Venrock, SSF and New Leaf have the right to designate one person for election to the Board of Directors of WorldHeart, so long as each remains the beneficial owner of at least 5% of our outstanding common shares. Subject to the terms of the Recapitalization Agreement, Abiomed also has the right to designate an observer to attend meetings of the Board of Directors at any time it does not have a designee on the Board of Directors. If Abiomed has not nominated a director on or prior to the second anniversary of the closing, the rights of Abiomed to nominate a director or to appoint an observer will terminate. All of Abiomed's rights with respect to the Board of Directors of WorldHeart will terminate on the fifth anniversary of the closing. Each of Abiomed, Venrock, Special Situations Funds and New Leaf have designated a person for election to the Board of Directors.

  Director Independence

        The discussion concerning the independence of our directors under the heading "Independence of the Board of Directors."

  Directors' And Officers' Indemnification

        We maintain directors' and officers' liability insurance in the aggregate amount of $10,000,000. The aggregate annual premium in 2008 for such insurance was $200,000. Our by-laws provide that we shall indemnify a director or officer of WorldHeart against liability incurred in such capacity to the extent permitted or required by the Canada Business Corporations Act. To the extent we are required to indemnify the directors or officers pursuant to the by-laws, the insurance policy provides that we are liable for the initial $350,000 in respect of each securities claim and the initial $350,000 with respect to each other claim.

  Loans To Directors And Officers

        None of our directors or officers, or any associate of our directors or officers, has been or is indebted to us except for Dr. Jansen who received an advance of $50,000 in 2006 for moving expenses for his relocation to Oakland, California and these are still outstanding.

Item 14.    Principal Accountant Fees and Services

        The following table sets forth the fees billed to us for audit work and other services performed by Burr, Pilger & Mayer LLP for the years ended December 31, 2008 and December 31, 2007, excluding taxes and out-of-pocket expenses.

	Year Ended December 31,
(USD)	2008	2007
Audit Services	$165,000	$182,000
Audit-Related Services	—	14,000
Tax Services	33,000	16,500
Other Services	5,000	3,000

Total	$203,000	$215,500

AUDIT FEES

        During the fiscal years ended December 31, 2008 and December 31, 2007, the aggregate fees billed by Burr, Pilger & Mayer LLP for the professional services rendered for audit of our financial statements and for the reviews of the financial statements included in our Forms 10-Q or services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements for such fiscal year were approximately $165,000 and $182,000, respectively.

AUDIT-RELATED FEES

        There were no audit-related fees billed by Burr, Pilger & Mayer LLP for fiscal year ended December 31, 2008.

        During fiscal year ended December 31, 2007, the aggregate fees billed by Burr, Pilger & Mayer LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not otherwise reported above under "Audit Fees" were approximately $14,000. These services were related to an audit of our 401(k) plan.

TAX FEES

        During fiscal years ended December 31, 2008 and December 31, 2007, the aggregate fees billed by Burr, Pilger & Mayer were approximately $33,000 and $16,5000, respectively, for tax compliance, tax advice and tax planning. These services included assistance with tax return preparation and review, federal, state and international tax compliance, strategic tax planning services and services with our international subsidiary.

ALL OTHER FEES

        During fiscal years ended December 31, 2008 and December 31, 2007, the aggregate fees billed by Burr, Pilger & Mayer LLP for the for products and professional services other than those described above were approximately $5,000 and $3,000, respectively. These services were related to assisting the Corporation with inquiries from the Ontario Securities Exchange in 2008 and Sarbanes-Oxley 404 consulting work in 2007.

PRE-APPROVAL POLICIES AND PROCEDURES

        Under its charter adopted by the Board of Directors on December 16, 2003, the Audit Committee has the authority and responsibility to review and approve in advance all auditing services of the independent registered public accounting firm, including related fees and terms, and all non-audit service mandates, including related fees and terms, to the extent permitted by applicable laws, regulations and policies. The Audit Committee may delegate to one or more members of the Audit Committee the authority to pre-approve non-audit services to be provided by the independent registered public accounting firm provided that any such approvals made by the designated individuals will be reported to the full Audit Committee at its next scheduled meeting. All of the services described above were pre-approved by the Audit Committee.

 PART IV

Item 15.    Exhibits, Financial Statements Schedules.

        (a)(1) Financial Statements.    The following financial statements and related documents are filed as part of this report:

Management's Statement of Responsibility
Report of Independent Registered Public Accounting Firm
Auditors' Report to Shareholders of World Heart Corporation—2006
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

        (a)(2) Financial Statement Schedules.    None.

        (a)(3) Exhibits.    The following exhibits are filed as part of this report:

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	Amendment to Articles, dated May 30, 2007 (incorporated by reference to the Corporation's report on Form 8-K dated May 31, 2007 (Commission File No. 000-28882)).
Exhibit 3.3	Amendment to Articles, dated October 28, 2008 (incorporated by reference to the Corporation's report on Form 8-K filed October 31, 2008 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation's report on Form 10-Q filed November 14, 2008 (Commission File No. 000-28882).
Exhibit 4.2
Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).
Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation's Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).
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
Exhibit 10.3
Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).*
Exhibit 10.4
Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation's Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).*
Exhibit 10.5
Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).*
Exhibit 10.6
Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).*
Exhibit 10.10
License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).
Exhibit 10.11
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

Exhibit 10.14	World Heart Corporation 2006 Equity Incentive Plan (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated December 20, 2006 (Commission File No. 000-28882)).*
Exhibit 10.15
Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.16
Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.17
Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*
Exhibit 10.18	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*
Exhibit 10.19
Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the Corporation's Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).
Exhibit 10.20
Employment Agreement by and among World Heart Corporation and David Pellone. (filed as an exhibit to the Current Report on Form-8K filed on September 4, 2007 and incorporated herein by reference (Commission File No. 000-28882)).*
Exhibit 10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 99.4 to the Corporation's Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).
Exhibit 10.22
Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation's Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).
Exhibit 10.23
Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation's Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))
Exhibit 10.24
Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.25
Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.26	Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation's Form S-3 (Commission File No. 333-138872)).
Exhibit 10.27
Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 10.28
Consulting Agreement, dated June 19, 2008, by and between World Heart Inc. and Pellone Enterprises Incorporated (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed on July 1, 2008 (Commission File No. 000-28882)).*
Exhibit 10.29
Termination and Release Letter dated July 31, 2008 from ABIOMED, Inc. to the registrant and World Heart inc., a wholly-owned subsidiary of the registrant (incorporated by reference to Exhibit 99.4 to the Corporation's Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).
Exhibit 10.30
Consulting Agreement Amendment, dated October 30, 2008, between World Heart Inc. and Pellone Enterprises Incorporated (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed on October 31, 2008 (Commission File No. 000-28882)).*
Exhibit 10.31	Amendment to Jal S. Jassawalla's Offer Letter, dated December 29, 2008.*
Exhibit 10.32
Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on February 9, 2009 (Commission File No. 000-28882))*
Exhibit 10.33	Form of indemnification agreement
Exhibit 14.1
Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation's Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).
Exhibit 16.1	Letter Regarding Change in Certifying Accountant (filed as an exhibit to the Current Report on Form-8K filed on May 14, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP.
Exhibit 23.2	Consent of Independent Auditors—PricewaterhouseCoopers LLP.
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)
By	/s/ JOHN ALEXANDER MARTIN President and Chief Executive Officer (Signature and Title)
Date: March 30, 2009

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name		Title	Date
/s/ JOHN ALEXANDER MARTIN John Alexander Martin		President, Chief Executive Officer and Director (principal executive officer)	March 30, 2009
By:	/s/ JOHN ALEXANDER MARTIN John Alexander Martin	Attorney-in-Fact	March 30, 2009

        We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JOHN ALEXANDER MARTIN and DAVID PELLONE and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JOHN ALEXANDER MARTIN John Alexander Martin	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2009
/s/ DAVID PELLONE David Pellone	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 30, 2009

Name	Title	Date

/s/ MICHAEL SUMNER ESTES, PH.D. Michael Sumner Estes, Ph.D.	Chairman of the Board and Director	March 30, 2009
/s/ JEANI DELAGARDELLE Jeani Delagardelle	Director	March 30, 2009
/s/ WILLIAM C. GARRIOCK William C. Garriock	Director	March 30, 2009
/s/ GARY W. GOERTZ Gary W. Goertz	Director	March 30, 2009
/s/ ANDERS D. HOVE Anders D. Hove	Director	March 30, 2009
/s/ AUSTIN W. MARXE Austin W. Marxe	Director	March 30, 2009
/s/ MICHAEL R. MINOGUE Michael R. Minogue	Director	March 30, 2009

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1	Article of Continuance, dated December 14, 2005 (incorporated by reference to the Corporation's report on Form 8-K dated December 14, 2005 (Commission File No. 000-28882)).
Exhibit 3.2	Amendment to Articles, dated May 30, 2007 (incorporated by reference to the Corporation's report on Form 8-K dated May 31, 2007 (Commission File No. 000-28882)).
Exhibit 3.3	Amendment to Articles, dated October 28, 2008 (incorporated by reference to the Corporation's report on Form 8-K filed October 31, 2008 (Commission File No. 000-28882)).
Exhibit 3.4	By-laws of the Corporation (incorporated by reference to the Corporation's report on Form 8-K dated December 21, 2005 (Commission File No. 000-28882)).
Exhibit 4.1	Form of Common Share Certificate (incorporated by reference to the Corporation's report on Form 10-Q filed November 14, 2008 (Commission File No. 000-28882).
Exhibit 4.2
Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).
Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation's Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).
Exhibit 4.4
Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).
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

Exhibit 10.3	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation's Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).*
Exhibit 10.4
Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation's Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).*
Exhibit 10.5
Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation's Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).*
Exhibit 10.6
Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).*
Exhibit 10.10
License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation's report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).
Exhibit 10.11
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
Exhibit 10.14
World Heart Corporation 2006 Equity Incentive Plan (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated December 20, 2006 (Commission File No. 000-28882)).*
Exhibit 10.15
Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.16
Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.17
Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*
Exhibit 10.18	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.19	Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the Corporation's Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).
Exhibit 10.20
Employment Agreement by and among World Heart Corporation and David Pellone. (filed as an exhibit to the Current Report on Form-8K filed on September 4, 2007 and incorporated herein by reference (Commission File No. 000-28882)).*
Exhibit 10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 99.4 to the Corporation's Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).
Exhibit 10.22
Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation's Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).
Exhibit 10.23
Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation's Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))
Exhibit 10.24
Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.25
Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation's Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).
Exhibit 10.26
Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation's Form S-3 (Commission File No. 333-138872)).
Exhibit 10.27
Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation's Registration Statement on Form F-3 (Commission File No. 333-119750)).
Exhibit 10.28
Consulting Agreement, dated June 19, 2008, by and between World Heart Inc. and Pellone Enterprises Incorporated (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed on July 1, 2008 (Commission File No. 000-28882)).*
Exhibit 10.29
Termination and Release Letter dated July 31, 2008 from ABIOMED, Inc. to the registrant and World Heart inc., a wholly-owned subsidiary of the registrant (incorporated by reference to Exhibit 99.4 to the Corporation's Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).
Exhibit 10.30
Consulting Agreement Amendment, dated October 30, 2008, between World Heart Inc. and Pellone Enterprises Incorporated (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed on October 31, 2008 (Commission File No. 000-28882)).*
Exhibit 10.31	Amendment to Jal S. Jassawalla's Offer Letter, dated December 29, 2008.*

Exhibit 10.32	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on February 9, 2009 (Commission File No. 000-28882))*
Exhibit 10.33	Form of indemnification agreement
Exhibit 14.1
Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation's Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).
Exhibit 16.1	Letter Regarding Change in Certifying Accountant (filed as an exhibit to the Current Report on Form-8K filed on May 14, 2007 and incorporated herein by reference (Commission File No. 000-28882)).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr, Pilger & Mayer LLP.
Exhibit 23.2	Consent of Independent Auditors—PricewaterhouseCoopers LLP.
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

        The 2008 and 2007 consolidated financial statements were audited by Burr, Pilger & Mayer LLP, the 2006 financial statements were audited by PricewaterhouseCoopers LLP, the external auditors, on behalf of the shareholders.

Original signed by:	Original signed by:
John Alexander Martin	David Pellone
Chief Executive Officer	Chief Financial Officer

March 30, 2009

AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of World Heart Corporation:

        We have audited the accompanying consolidated balance sheet of World Heart Corporation and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of the Corporation's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Heart Corporation and its subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Burr, Pilger & Mayer LLP

San Francisco, CA
March 30, 2009

AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION

        We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flow for the year ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our audit opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity and cash flows of World Heart Corporation and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

Ottawa, Canada	PRICEWATERHOUSECOOPERS LLP
March 29, 2007	Chartered Accountants, Licensed Public Accountants

WORLD HEART CORPORATION

CONSOLIDATED BALANCE SHEETS

(United States Dollars)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$20,703,724	$664,504
Trade and other receivables, net of allowance for doubtful accounts of $204,133 and $265,845 at December 31, 2008 and 2007	322,548	175,170
Inventory, net of allowance for excess and obsolete of $2,650,787 and $2,336,733 at December 31, 2008 and 2007	—	864,314
Prepaid expenses	458,294	191,464

Total current assets	21,484,566	1,895,452
Property and equipment, net	651,572	808,383
Intangible assets, net	107,916	299,340
Other long-term assets	156,360	244,420

	915,848	1,352,143

Total assets	$22,400,414	$3,247,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,388,675	$1,969,531
Accrued compensation	897,086	1,318,091
Deferred revenue	3,671	50,618

Total current liabilities	2,289,432	3,338,240
Convertible debenture	—	1,000,000

Total liabilities	2,289,432	4,338,240

Commitments and Contingencies (Note 15)
Shareholders' equity (deficit)
Common stock, no par value, 13,253,964 and 383,576 shares issued and outstanding at December 31, 2008 and 2007	325,087,252	290,750,131
Additional paid-in-capital	17,323,629	5,142,339
Accumulated other comprehensive loss	(6,285,577)	(6,285,577)
Accumulated deficit	(316,014,322)	(290,697,538)

Total shareholders' equity (deficit)	20,110,982	(1,090,645)

Total liabilities and shareholders' equity (deficit)	$22,400,414	$3,247,595

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States Dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue	$1,732,143	$2,575,577	$8,616,038
Cost of goods sold	(992,197)	(3,368,753)	(10,200,695)

Gross profit	739,946	(793,176)	(1,584,657)

Operating expenses
Selling, general and administrative	4,752,372	6,336,658	8,664,306
Research and development	9,047,531	9,923,827	9,002,373
Clinical and marketing support—non-cash	6,478,619	1,755,666	—
Restructuring costs	131,431	—	646,057
Amortization of intangibles	191,424	191,424	191,424

Total operating expenses	20,601,377	18,207,575	18,504,160

Operating loss	(19,861,431)	(19,000,751)	(20,088,817)
Other income (expenses)
Debt inducement expense—non-cash	(3,914,357)	—	—
Unrealized foreign exchange gain (loss)	17,597	(38,486)	54,761
Investment and other income	141,758	965,390	191,344
Loss on disposal of property and equipment	(41,172)	(4,635)	(247,640)
Interest expense	(1,659,179)	(485,334)	5,303

Net loss	$(25,316,784)	$(18,563,816)	$(20,085,049)

Weighted average number of common shares outstanding basic and diluted	5,798,940	383,576	194,091

Basic and diluted loss per common share	$(4.37)	$(48.40)	$(103.48)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(United States Dollars)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit	Shareholders' Equity (Deficiency)
	Number	Amount
Balance as at January 1, 2006	184,932	$276,908,002	$2,138,765	$(6,285,577)	$(252,048,673)	$20,712,517
Common shares issued in private placement	198,644	14,055,000	—	—	—	14,055,000
Non-cash stock compensation	—	—	237,732	—	—	237,732
Registration fees	—	(212,871)	—	—	—	(212,871)
Warrants repurchased	—	—	(1,000)	—	—	(1,000)
Net loss for the year ended
December 31, 2006	—	—	—	—	(20,085,049)	(20,085,049)

Balance as at December 31, 2006	383,576	290,750,131	2,375,497	(6,285,577)	(272,133,722)	14,706,329
Non-cash stock compensation	—	—	530,161	—	—	530,161
Genesis warrants issued for services	—	—	125	—	—	125
Fair value of beneficial conversion feature for convertible debenture	—	—	480,890	—	—	480,890
Warrants issued in connection with support services agreement		—	1,755,666	—	—	1,755,666
Net loss for the year ended December 31, 2007	—	—	—	—	(18,563,816)	(18,563,816)

Balance as at December 31, 2007	383,576	290,750,131	5,142,339	(6,285,577)	(290,697,538)	(1,090,645)
Non-cash stock compensation			322,171			322,171
Fair value of beneficial conversion feature for convertible debenture			1,466,143			1,466,143
Warrants issued in connection with support services agreement			6,478,619			6,478,619
Common stock issued for bonus liability	3,722	457,908				457,908
Recapitalization and financing, net	10,000,000	28,640,769				28,640,769
Debt inducement expense			3,914,357			3,914,357
Conversion of note payable and accrued interest to common stock	2,866,666	5,238,444				5,238,444
Net loss for the year ended December 31, 2008					(25,316,784)	(25,316,784)

Balance as at December 31, 2008	13,253,964	$325,087,252	$17,323,629	$(6,285,577)	$(316,014,322)	$20,110,982

(The accompanying notes are an integral part ofthese consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(United States Dollars)

	Year Ended December 31,
	2008	2007	2006
Net loss for the period	$(25,316,784)	$(18,563,816)	$(20,085,049)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	460,954	677,552	772,803
Loss on disposal of property and equipment	41,172	121,213	247,640
Write down of property and equipment	—	—	176,324
Write down of inventory	217,789	1,426,183	4,625,824
Non-cash stock compensation expense	322,171	530,286	237,732
Non-cash interest on debt	1,466,143	480,890	—
Non-cash expense for fair value of warrants	6,478,619	1,755,666	—
Non-cash debt inducement expense	3,914,357	—	—
Unrealized foreign exchange gain (loss)	(66,205)	63,814	(5,997)
Change in operating components of working capital	36,505	1,442,134	1,847,371

Cash used in operating activities	(12,445,279)	(12,066,078)	(12,183,352)

Investing activities
Purchase of property and equipment	(153,891)	(465,254)	(118,273)

Cash used in investing activities	(153,891)	(465,254)	(118,273)

Financing activities
Convertible bridge loan proceeds	1,400,000	—	—
Convertible debenture proceeds	4,000,000	1,000,000	—
Common shares issued through private placement	28,600,000	—	14,055,000
Repurchase of warrants	—	—	(1,000)
Payment of fees related to convertible debentures, financing, exercise of warrants and issuance of shares	(1,359,231)	—	(212,871)

Cash provided by financing activities	32,640,769	1,000,000	13,841,129

Effect of exchange rates on cash and cash equivalents	(2,379)	(20,835)	15,485

Increase (decrease) in cash and cash equivalents for the period	20,039,220	(11,552,167)	1,554,989
Cash and cash equivalents, beginning of the period	664,504	12,216,671	10,661,682

Cash and cash equivalents, end of the period	$20,703,724	$664,504	$12,216,671

Supplementary cash flow information
Income taxes paid	$900	$900	$900
Bridge loans converted to common stock	$1,400,000	—	—
Note payable and accrued interest converted to common stock	$5,238,444	—	—
Accrued bonus paid by issuance of stock	$457,908	—	—

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS OF THE CORPORATION

        WorldHeart is developing mechanical circulatory support systems focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. In the past, WorldHeart derived its revenue from the legacy Novacor LVAS and related peripheral equipment which it manufactured and sold directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries. As previously announced, after more than twenty years in clinical use, the Corporation phased out its first-generation Novacor LVAS as it approached the natural end of its life cycle. WorldHeart's focus is on the development , clinical trial and subsequent commercialization of the advanced rotary Levacor VAD. The Corporation expects to realize cost recoveries in approximately the third quarter of 2009 from the use of Levacor in FDA conditional approved "pivotal clinical trials". Such recoveries are expected to be an important part of our overall operating cash flows.

  SIGNIFICANT ACCOUNTING POLICIES

  (a)    Basis of Presentation and Principles of Consolidation

        These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Corporation and its wholly owned subsidiaries; World Heart, Incorporated. ("WHI") and World Heart B.V. All material intercompany transactions and balances have been eliminated.

  (b)    Use of Estimates

        The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

  (c)    Cash Equivalents

        Cash equivalents and short-term investments include money market funds, debt instruments of commercial enterprises, financial institutions and government entities. The Corporation has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of insurance provided by the federal government on such deposits. To date, the Corporation has not experienced any losses on such deposits.

  (d)    Fair Value of Financial Instruments

        The carrying amounts of certain of the Corporation's financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and capital lease

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS OF THE CORPORATION (Continued)

liability approximate fair value due to their short maturities. The recorded values of long-term debt approximate their fair values, as interest approximates market rates.

        The Company adopted SFAS 157, "Fair Value Measurements" on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Current assets and current liabilities qualify as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

          Level 1  inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

          Level 2  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

          Level 3  inputs to the valuation methodology are unobservable and significant to the fair value.

        The Company did not identify any assets and liabilities that are measured at fair value on a recurring basis in accordance with SFAS 157.

  (e)    Concentration of Credit Risk

        Financial instruments that potentially subject the Corporation to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially all of the Corporation's liquid cash equivalents are invested in money market funds. The Corporation's accounts receivable are derived primarily from sales to customers located in the United States, Europe and Asia. The Corporation performs ongoing credit evaluations of its customers and generally requires no collateral. The Corporation maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2008, one customer accounted for approximately 36% of the accounts receivable balance. As of December 31, 2007 two customers accounted for approximately 81% of the accounts receivable balance.

  (f)    Inventory

        Inventory is valued at the lower of average cost or net realizable value. Management estimates that there will be no further sales of Novacor products in 2009 and has written-down inventory of $0.2 million to a carrying value of zero.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS OF THE CORPORATION (Continued)

  (g)    Capital Assets

        Capital assets are recorded at cost. Depreciation and amortization are calculated using the following rates and bases:

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

  (h)    Intangible Assets

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

        The Corporation's intangible assets at December 31, 2008 and 2007 relate entirely to the $766,000 value assigned to the workforce acquired in the MedQuest Acquisition in July 2005. These intangible assets are being amortized on a straight-line basis over its estimated useful life of four years. Other intangible assets that relate to the Corporation's Novacor product have been fully amortized since December 2005.

  (i)    Income Taxes

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS OF THE CORPORATION (Continued)

this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the statute of limitations remained open.

  (j)    Revenue Recognition, Accounts Receivable and Deferred Revenue

        Revenue from product and service sales is recognized when all of the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collection is reasonably assured.

        The significant elements of the Corporation's multiple-element offerings are Implant Kits, Peripherals and Other. For arrangements with multiple elements, the Corporation recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element's revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

        The Company regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer's account, creditworthiness of specific customers, historical trends and other information.

        The Corporation has provided certain customers with deferred payment terms. Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

  (k)    Stock-Based Compensation

        Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) ("SFAS 123 (R)"), "Share-Based Payment". SFAS 123(R) requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. WorldHeart recognizes the stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS OF THE CORPORATION (Continued)

  (l)    Research and Development Costs

        Research and development ("R&D") costs, including research performed under contract by third parties, are expensed as incurred. The Levacor Rotary VAD product was initially shipped to clinical centers during the fourth quarter of 2006 and has been paid for by those centers. WorldHeart had treated these payments as deferred clinical fees at December 31, 2006. In 2007, these payments were recognized as other income.

        For the purchase of research and development technology under an Assignment Agreement such as the one between WorldHeart and LaunchPoint Technologies LLC, the Corporation records R&D expense in accordance with Financial Accounting Standards Board ("FASB") Statement No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation (FIN) No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The Corporation recorded a one time R&D expense of $230,000 during the quarter ended September 30, 2008 based on the fact that alternative future value or realizability of this technology is not determinable as of the date of the Agreement.

  (m)    Government Assistance

        Government assistance is recognized when the expenditures that qualify for assistance are made and the Corporation has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable. The Corporation did not receive any government assistance for the years ended December 31 2008, 2007 and 2006.

  (n)    Foreign Currency Translation and Functional Currency

        The consolidated financial statements of the Corporation are presented in U.S. dollars. Since January 1, 2004, the functional currency of the Corporation has been the US dollar. The accumulated other comprehensive loss on the balance sheet represents the impact of converting to U.S. dollars prior to January 1, 2004. Exchange gains and losses are included in net loss for the year.

  (o)    Reclassification

        The accompanying consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on shareholders' equity, working capital, gross profit or net loss.

  (p)    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the years ended December 31, 2008, 2007 and 2006, basic earnings per share is the same as diluted earnings per share as a result of the Corporation's common stock equivalents being anti-dilutive due to the Corporation's net loss.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF OPERATIONS OF THE CORPORATION (Continued)

  (q)    Shipping and Handling Costs

        In accordance with Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," the Corporation records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Corporation's shipping and handling costs are not significant.

  (r)    Restructuring Expense

        The Corporation records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In 2008 and 2006, the Corporation recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate, for changes in circumstances. In 2008, the Corporation recorded restructuring expense of $131,431, which was primarily attributable to costs relating to workforce reduction. In 2006, the Corporation incurred $646,057 in restructuring cost related to asset write-down and personnel. No such expenses were incurred for the year ended December 31, 2007.

  (s)    Warranty

        The Company warrants its products for various periods against defects in material or installation workmanship. The Company provides for a three year warranty related to the sale of Implant Kits and Peripherals. The warranty reserve which is included in accounts payable and accrued expenses totaled $96,048 and $131,048 at December 31, 2008 and 2007.

2. REVERSE STOCK SPLIT

        On October 27, 2008, the Corporation effected a thirty-for-one reverse stock split. Previously, on May 30, 2007, the Corporation effected a ten-for-one reverse stock split of its capital stock. The reverse stock split in both years were previously approved by the Corporation's Board of Directors and by the Corporation's shareholders.

        Pursuant to the October 2008 reverse stock split, each holder of the Corporation's common shares on October 27, 2008, the date of effectiveness of the reverse stock split, became entitled to receive one new common share in exchange for every thirty old common shares held by such shareholder.

        The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

3. INVENTORY

        Inventory or consignment at customer sites at December 31, 2008 and 2007 was nil and $121,700 respectively.

        WorldHeart has determined that its first-generation Novacor® LVAS has reached the natural end of its product life cycle and has shifted its business focus to the development, clinical trial and

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORY (Continued)

subsequent commercialization of the advanced rotary Levacor Ventricular Assist Device (VAD). Management estimates that there will be no further sales of Novacor products in 2009 and has written-down inventory, $0.2 million, to a carrying value of zero at December 31, 2008.

	December 31,
	2008	2007
Raw materials	$—	$231,850
Work in progress	—	280,363
Finished goods	—	352,101

Total inventory	$—	$864,314

4. PROPERTY AND EQUIPMENT

        For the years ended December 31, 2008, 2007 and 2006 the Corporation wrote-off certain property and equipment and booked $41,172, $121,213 and $247,640 as a loss on the disposal of property and equipment, respectively. Additionally in 2006, the Corporation wrote-down property and equipment $176,324 as restructuring costs.

	2008
	Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	$139,977	$(112,080)	$27,897
Computer equipment & software	607,249	(491,752)	115,497
Manufacturing & research equipment	2,231,820	(1,910,458)	321,362
Leasehold improvements	529,112	(342,296)	186,816

	$3,508,158	$(2,856,586)	$651,572

	2007
	Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	$139,977	$(98,667)	$41,310
Computer equipment & software	601,873	(436,946)	164,927
Manufacturing & research equipment	2,276,771	(1,911,041)	365,730
Leasehold improvements	509,848	(273,432)	236,416

	$3,528,469	$(2,720,086)	$808,383

        Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $269,530, $486,128 and $581,379, respectively.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INTANGIBLE ASSETS

        The cost and accumulated amortization of the Corporation's intangible assets as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	5,029,326	107,916

	$11,328,940	$11,221,024	$107,916

	December 31, 2007
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	4,837,902	299,340

	$11,328,940	$11,029,600	$299,340

        The net book value of other intangible assets of $107,916 and $299,340 at December 31, 2008 and 2007, respectively, relate to the $765,669 value assigned to the MedQuest workforce acquired in July 2005, and are net of $191,424 in amortization expense recognized in each period ended in 2008 and 2007. The Corporation estimates $107,916 in amortization expense for the year ended December 31, 2009. The purchased technology and other intangible assets that relate to the Corporation's Novacor product have been fully amortized since December 2005.

6. CURRENT LIABILITIES

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007
Accounts payable	$460,234	$847,460
Accrued liabilities	822,693	909,860
Accrued site restoration	5,395	31,000
Sales taxes payable	4,305	45,719
Accrued warranty	96,048	131,048
Interest payable	—	4,444

Total accounts payable and accrued liabilities	$1,388,675	$1,969,531

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CURRENT LIABILITIES (Continued)

  Accrued Compensation

        Accrued compensation includes accruals for year-end employee wages, Board of Director fees, vacation pay, and clinical and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	December 31, 2008	December 31, 2007
Wages	$60,090	$254,216
Severance	65,344	—
Vacation	423,009	432,006
Bonuses	348,643	631,869

Total accrued compensation	$897,086	$1,318,091

  Performance Bonus

        On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus Plan for its employees. Performance bonuses are for all employees, including the executive officers, and they are earned upon the achievement of certain performance milestones relevant to the Corporation's business. The total award is paid twenty-five percent (25%) in cash and seventy-five percent (75%) in the Corporation's common shares (determined by dividing the cash equivalent of the bonus by the price per share on the day before the date of grant.) The cash and stock payments are fully vested when paid.

        On February 5, 2008, the Compensation Committee of the Board of Directors determined that certain performance goals established in connection with the 2007 Performance Bonus Plan initiated in March 2007 had been met during the 2007 fiscal year and approved the payment of cash bonuses and issuance of the Corporation's common shares to certain of the Corporation's executive officers and employees in accordance with terms of the plan. As of December 31, 2008, all accrued bonuses pursuant to the terms and conditions of the Corporation's 2007 Performance Bonus Plan and 2006 Equity Incentive Plan have been paid, totaling $152,639 in cash and $457,908 in stock.

        On February 15, 2008, the Compensation Committee of the Board of Directors approved the 2008 Cash Performance Bonus Plan for the Corporation's executive officers and other employees. An accrual of $348,643 has been recorded for the 2008 performance bonus plan and will be paid by the second quarter this year upon the Compensation Committee's determination whether the performance goals under the plan were met for the 2008 fiscal year. On March 25, 2009, the Compensation Committee determined, and the Board of Directors confirmed, that certain performance goals established in connection with the 2008 cash performance bonus program had been met during the 2008 fiscal year and approved the payment of cash bonuses to all employees, with the exception of the Corporation's former CEO. The Corporation's bonus to the employees was based on the achievement of 25% of the Corporation's goals and up to 15% of individual goals pursuant to the 2008 Performance Bonus Program. The Compensation Committee and the Board of Directors have yet to make a determination with respect to the cash bonus of the Corporation's former CEO, and a Form 8-K will be filed upon its approval.

7. COMPREHENSIVE LOSS

        For the years ended December 31, 2008, 2007 and 2006, there were no significant differences between the Corporation's comprehensive loss and its net loss.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CONVERTIBLE DEBENTURES AND WARRANTS, BENEFICIAL CONVERSION AND CLINICAL AND MARKETING SUPPORT EXPENSES

        On December 11, 2007, the Corporation and WHI entered into a note purchase agreement with Abiomed as part of a strategic transaction with Abiomed. Pursuant to the purchase agreement, Corporation and WHI issued to Abiomed a secured convertible promissory note (the "Note")in the principal amount of up to $5 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The $1 million convertible note balance at December 31, 2007 was classified as a current liability due to a technical default with the Note. At the Corporation's Annual and Special Meeting of shareholders held on April 29, 2008, the Corporation's shareholders' approved the entire Abiomed transaction.

        The closing prices of the Corporation's common shares on December 11, 2007 and January 3, 2008 were lower than the Note's conversion price, thereby creating a beneficial conversion feature in the Note. Applying EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the Corporation calculated the beneficial conversion feature on the first tranche of funding of $1.0 million and recognized a discount of approximately $0.5 million, computed as the difference between the closing price and exercise price of the warrants. This was recorded as interest expense during the fourth quarter in 2007. Upon the receipt of the second tranche of funding of $4.0 million on January 3, 2008, the Corporation recorded an additional $1.4 million in interest expense associated with the beneficial conversion feature of the $4.0 million note.

        On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, the Corporation issued to Abiomed a 5-year warrant to purchase up to up to 113,333 common shares of the Corporation, exercisable at $0.30 per share, of which 22,667 were immediately vested and 90,667 vested in January 2008. The Company recorded a non-cash clinical and marketing support expense of approximately $6.5 million in 2008 and $1.8 million in 2007 related to the value of such warrant. The Corporation applied the provisions of FAS 123R and EITF 96-18 to account for the expense associated with the warrant granted to Abiomed. The Corporation used the Black-Scholes method to compute the fair value of the warrant issued as consideration for the clinical and marketing support services agreement. The measurement dates used were the vesting dates as defined by EITF 96-18.

        On July 31, 2008, the Corporation closed a previously announced $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the "Recapitalization Agreement") dated June 20, 2008 and amended on July 31, 2008, among the Corporation, its wholly owned subsidiary WHI, Abiomed, Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively "Venrock"), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively "SSF") and New Leaf Ventures II, L.P ("New Leaf"). Simultaneously with the closing, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with WorldHeart and WHI. Under the terms of the Termination and Release Letter Agreement, WorldHeart converted the full amount of principal and interest owed on the $5.0 million 8% Secured Convertible Promissory Note (the "Note"), previously issued to Abiomed by the Corporation and WHI, into 2,866,666 common shares of the Corporation (the "Conversion"). Additionally, Abiomed released the security interest in all of the assets of the Corporation and WHI that secured the Note, terminated the warrants Abiomed held to purchase

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CONVERTIBLE DEBENTURES AND WARRANTS, BENEFICIAL CONVERSION AND CLINICAL AND MARKETING SUPPORT EXPENSES (Continued)

113,333 common shares of the Corporation, forgave other amounts owed by WorldHeart and terminated all the previously existing agreements, arrangements and understandings with WorldHeart.

        The induced conversion of the Note and simultaneous termination of previously existing agreements, arrangements and understanding between WorldHeart and Abiomed, and the subsequent issuance of 2,866,666 common shares of the Corporation, as approved by the Corporation's shareholders during its Special Meeting of Shareholders held on October 9, 2008, were accounted for under the provisions of SFAS No. 84, "Induced Conversion of Convertible Debt", or SFAS No. 84. The Corporation recorded a non-recurring expense upon inducement in the amount of approximately $3.9 million against additional paid-in capital.

9. PRIVATE PLACEMENT TRANSACATION AND RECAPITALIZATION

        On November 13, 2006, the Corporation entered into a purchase agreement with certain new and existing investors for a private placement financing consisting of two tranches. The first tranche of the financing related to the sale of 36,667 common shares at $75.00 per share for total consideration of $2.75 million and was closed on November 16, 2006. The second closing, related to the sale of 150,667 common shares at $75.00 per share for total consideration of $11.31 million, and was closed on December 21, 2006 following shareholder approval received at our Annual and Special Meeting held on December 20, 2006. Gross proceeds of the financing were approximately $14.1 million. In addition, the Corporation incurred placement agent fees equal to 6% of the gross proceeds payable in common shares totaling approximately 11,310 shares. Under the terms of the transaction the Corporation registered for resale all of the common shares issued in the financing.

        On July 31, 2008, WorldHeart completed a $30.0 million private placement transaction and recapitalization previously announced under the terms of the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, WorldHeart issued 10 million common shares for an aggregate purchase price of $30.0 million (the "Issuance"), of which Venrock invested $11.0 million, SSF invested $9.0 million and New Leaf invested $10.0 million. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1.4 million (the "Bridge Facility") that Venrock and SSF had previously provided to WorldHeart. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with WorldHeart and WHI (See Note 9). In connection with the Issuance, the parties to the Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and the Conversion. The Corporation incurred $529,000 of legal fees related to the private placement and $80,000 of legal, accounting and Form S-3 filing fees in registering the common shares.

        WorldHeart paid aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to its advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company. The warrants, with an exercise price of $3.30 per share, were subject to shareholder approval and were approved by the Corporation's shareholders during the Special Meeting of Shareholders held on October 9, 2008. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. Accordingly, the amount of $283,000 was attributed to the issuance of warrants as advisor fees for services related to the financing and recapitalization. The issuance of the

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PRIVATE PLACEMENT TRANSACATION AND RECAPITALIZATION (Continued)

warrants had no impact on total equity and did not impact operating results for the year ended December 31, 2008.

        In accordance with terms pursuant to the Recapitalization Agreement, the following terms were satisfied and, where required, carried by majority votes by the Corporation's shareholders during the Special Meeting of Shareholders held on October 9, 2008:

  (i)
  The approval of a reverse stock split of its common shares, to be determined by the Board of Directors, within the range of 20 to-1 to 30-to-1;

  (ii)
  The election as Directors of the Corporation of the nominees of each of Abiomed, Venrock, SSF and New Leaf, to hold office until the next annual meeting or until their successors are elected or appointed; and

  (iii)
  The termination of Abiomed's current distribution rights with WorldHeart and replacement with reduced distribution rights, under which WorldHeart is required to negotiate in good faith with Abiomed regarding distribution arrangements for certain of the Corporation's products before engaging a third-party distributor; and

  (iv)
  The establishment of an equity incentive program for the benefit of the Corporation's independent directors, officers, employees and consultants covering, together with the Corporation's existing plans, a maximum of 1,466,666 common shares of WorldHeart.

10. INDIRECT TAXES PAYABLE

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

11. SHAREHOLDERS' EQUITY

  Common shares

        Authorized common shares of the Corporation consist of an unlimited number of shares with no par value.

  Preferred Shares

        Authorized preferred shares of the Corporation consist of an unlimited number of shares issuable in series. WorldHeart had no outstanding preferred shares at December 31, 2008, 2007 and 2006.

  Employee Stock Option Plan

        The Corporation has an employee stock option plan (ESOP). The maximum number of common shares at any time available for issuance under the ESOP, or pursuant to other outstanding options, to

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

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

        On December 20, 2006, the Corporation's shareholders approved the 2006 Equity Incentive Plan, which amended and restated the World Heart Corporation Employee Stock Option Plan, to allow the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options, under the Plan and to increase the number of common shares reserved pursuant to the Plan by an additional 500,000 shares. The 977,251 common shares available under the Plan prior to the amendment and restatement were registered on Forms S-8 filed with the Securities and Exchange Commission on June 21, 2001 (No. 333-63580) and April 13, 2006 (No. 333-133258). The additional 500,000 shares approved by the shareholders on December 20, 2006, were registered on Form S-8 on January 17, 2007 (No. 333-7140041). On October 9, 2008, the Corporation's shareholders approved an amendment to the World Heart Corporation Employee Stock Option Plan, to increase the number of common shares reserved pursuant to the Plan by an additional 1,466,667.

  Performance Bonus Plan

        On March 8, 2007 the Compensation Committee of the Board of Directors approved a 2007 Performance Bonus plan for its employees. The bonus will be earned based on achievement of goals related to the Corporation's business. The maximum bonus was approximately $848,000 and the total award is paid twenty-five percent (25%) in cash and seventy-five percent (75%) in the Corporation's common shares (determined by dividing the cash equivalent of the bonus by the price per share on the day before the date of grant. The cash and stock payments are fully vested when paid, which shall be as soon as possible after the Compensation Committee determines that the performance goals have been achieved, but no later than March 15, 2008. As of December 31, 2008, all previously accrued bonuses pursuant to the terms and conditions of the Corporation's 2007 Performance Bonus Plan and 2006 Equity Incentive Plan have been paid, totaling $152,639 in cash and $457,908 in stock.

  Reverse Stock Split

        On May 30, 2007, the Corporation's Board of Directors and shareholders approved the filing of articles of amendment to effect a ten-for-one reverse stock split of its capital stock. Pursuant to the reverse stock split, each holder of the Corporation's common shares on May 30, 2007, the date of effectiveness of the reverse stock split, became entitled to receive one new common share in exchange for every ten old common shares held by such shareholder. The effect of the reverse stock split has been retroactively applied throughout the financial statements and footnotes contained herein.

        On October 27, 2008, the Corporation's Board of Directors and shareholders approved the filing of articles of amendment to effect a thirty-for-one reverse stock split of its capital stock. Pursuant to the reverse stock split, each holder of the Corporation's common shares on October 27, 2008, the date of effectiveness of the reverse stock split, became entitled to receive one new common share in

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

exchange for every thirty old common shares held by such shareholder. The effect of the reverse stock split has been retroactively applied throughout the financial statements and footnotes contained herein.

  Stock-based Compensation

        On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 are recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest; stock-based compensation for 2008 and 2007 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

        WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the years ended December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
Selling, general and administrative	$218,928	$361,317
Research and development	103,243	168,844

Total	$322,171	$530,161

        The unrecognized expense of awards not yet vested was $388,414 and the related stock-based compensation expense will be recognized over the following nine quarters beginning January 1, 2009.

        The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at December 31, 2008. At December 31, 2008, the aggregate intrinsic value of all outstanding options was zero with a weighted average remaining contractual term of approximately 5.1 years. Of the 32,771 outstanding options, exercisable options were 25,300 with a weighted average remaining contractual life of 4.5 years and 7,436 were unvested with a weighted average remaining contractual life of 7.4 years. No options were exercised under our stock option plan during 2008.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

        A summary of the status and changes of our non-vested options related to our ESOP as of the year ended December 31, 2008 is presented below. The weighted average grant date fair value on non-vested shares represent the gross value of unvested options.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	12,373	$90.00
Granted	437	42.58
Vested	(4,159)	94.44
Forfeited	(1,215)	74.08

Nonvested at December 31, 2008	7,436	$217.19

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
Outstanding at January 1, 2006	20,608	$507.00	2,072	$609.00	43,495	$1,854.00	$66,175
Granted	515	328.90	—	—	—	—	515
Exercised	—	—	—	—	—	—	—
Repurchased	—	—	—	—	(419)	2,583.00	(419)
Expired	(719)	2,952.00	(12)	12,573.00	(1,650)	4,305.00	(2,381)
Forfeited	(392)	381.00	—	—	—	—	(392)

Outstanding at December 31, 2006	20,012	369.00	2,060	540.00	41,426	1,746.60	63,498
Granted	11,707	117.90	1,250	116.10	23,083	2.10	36,040
Expired	(166)	9,000.00	(73)	3,501.00	(847)	3,249.90	(1,086)
Forfeited	(101)	166.20	—	—	—	—	(101)

Outstanding at December 31, 2007	31,452	351.30	3,237	317.10	63,662	145.20	98,351
Granted	437	47.84	—	—	174,000	3.30	174,437
Expired	(871)	1,426.55	(268)	3,072.58	(39,934)	2,421.44	(41,073)
Forfeited	(1,215)	74.08	—	—	(113,333)	0.30	(114,548)

Outstanding at December 31, 2008	29,803	$324.80	2,969	$298.61	84,395	$7.32	117,167

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

Valuation Assumptions

        WorldHeart calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was $42.58, $90.60 and $252.00, respectively. For 2008, 2007 and 2006, the following weighted average assumptions were utilized:

	2008	2007	2006
Expected option life, in years	5.5	5.5	5.5
Volatility	133%	99%	95%
Risk free interest rate	3.7%	5.0%	4.52%
Dividend yield	Nil	Nil	Nil

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

  Stock Option and Warrant Activity

        The following table summarizes the number of options and warrants outstanding and the weighted average exercise prices:

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2006	$534.00	$459.00	$1,746.00
December 31, 2007	$482.40	$397.50	$145.20
December 31, 2008	$387.95	$335.72	$11.56
Number of exercisable options and warrants:
December 31, 2006	19,063	2,060	43,495
December 31, 2007	20,047	2,268	63,663
December 31, 2008	22,671	2,629	84,396
Range of exercise prices of all exercisable options and warrants at December 31, 2008:
From	$36.00	$102.00	$3.00
To	$8,716.00	$2,835.00	$1,020.00
Range of expiry dates of all exercisable options and warrants at December 31, 2008:
From	Jan. 1, 2009	Mar. 4, 2009	Sep. 15, 2009
To	Jul. 27, 2017	Mar. 1, 2016	Apr. 13, 2014

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

        The following table summarizes information about the outstanding options and warrants as at December 31, 2008.

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
$36.00 to $71.99	83,771	$3.23	4.6
$72.00 to $108	1,626	$3.39	7.0
$108.01 to $126	10,038	$4.10	7.1
$126.01 to $360	3,527	$11.12	4.1
$360.01 to $465	17,384	$30.44	3.9
$465.01 to $2,265	454	$940.44	4.9
$2,265.01 to $3,450	350	$83.25	1.2
$3,450.01 to $8,716	18	$287.27	0.1

	117,168	$11.50	4.7

        The options vested and expected to vest are substantially the same as total options outstanding at December 31, 2008.

12. RESTRUCTURING

        On August 21, 2008, the Corporation announced that it was embarking on a phased consolidation into a primary facility at its current location in Salt Lake City, Utah. WorldHeart's focus is on the development, clinical trial and subsequent commercialization of the advanced rotary Levacor VAD as the first-generation Novacor LVAS reaches the natural end of its product life cycle. On August 22, 2008, WorldHeart completed the first phase of its consolidation plan and eliminated five positions at its Oakland facility, including the position of Vice President of Manufacturing. On February 4, 2009, as part of its consolidation plan, WorldHeart announced that it has appointed Salt Lake City based Mr. John Alexander Martin as its President and Chief Executive Officer. Mr. Jal S. Jassawalla, WorldHeart's former President and CEO, will continue to be based in Oakland, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs and will continue to serve the Corporation as Executive Vice President and Chief Technology Officer.

        Included in the consolidation plan is the appointment of a Chief Financial Officer to be based in Salt Lake City and the subsequent elimination of some positions in Oakland and the relocation of some positions to Salt Lake City by approximately the fourth quarter of 2009.

        In December 2008, the Corporation accounted for its restructuring expense in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period. In 2008, the Corporation recorded restructuring expense of $131,000, which was primarily attributable to one-time termination benefits costs relating to workforce reduction. $66,000 of the $131,000 was paid in full as of

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING (Continued)

December 31, 2008 and consists mostly of severance and retention payments to employees whose positions have been eliminated as part of the phased consolidation. The balance of $65,000 represents accrued restructuring costs for employees whose positions will be eliminated over time. The total accrual for this one-time termination benefit is $165,000 and the remaining balance of $100,000 will be spread over their service periods through approximately the fourth quarter in 2009.

        The Corporation has made attempts and will continue to attempt to sublease or possibly terminate the Oakland facility lease contract in the near future. In the event that the Corporation can find a sublessor or cease using the office facility in Oakland, under SFAS 146, the Corporation will establish a liability for the fair value of the remaining lease payments, partially offsetting the estimated sublease payments to be received over the course of the lease. The fair value of these liabilities will be based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties' terms in December 2010.

        The Corporation anticipates approximately $300,000 of other associated restructuring costs such as professional fees and relocation expenses to be incurred during the first three quarters in 2009. In accordance with SFAS 146, the Corporation will record these expenses as they are incurred.

        On November 14, 2006, in response to the changing market demand for its first-generation Novacor LVAS, the Corporation approved a plan to restructure its business by reducing its spending and refocusing on development of its Levacor Rotary VAD. The Corporation completed the majority of the restructuring by December 31, 2006. Restructuring costs for 2006 were $646,057 of which $469,733 were personnel related and $176,324 related to the write-down of certain property and equipment.

        In addition, the Corporation wrote off approximately $4.6 million of raw material, in-process and finished goods inventory as cost of goods sold associated with the Novacor LVAS product in the third and fourth quarter of 2006, which management determined would not be utilized in future periods.

        As of December 31, 2007, all balances in accrued liabilities related to the 2006 restructuring were paid.

13. LOSS PER COMMON SHARE

        Net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding and potential shares of common stock during the period. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Potentially dilutive securities include:

	Number of common shares to be issued on exercise or conversion
	2008	2007	2006
Employee and non-employee stock options	32,771	34,688	22,071
Warrants	84,396	63,663	41,426
Convertible debentures	—	19,057	—

Total potentially dilutive instruments	117,167	117,408	63,497

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

        The Corporation operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction that cannot be used to offset income taxes payable in another. The Corporation had both a financial accounting and tax basis loss for the year ended December 31, 2008, 2007 and 2006 and has no provision for income taxes for the year.

        A reconciliation of the combined Canadian federal and provincial income tax rate with the Corporation's effective tax rate is as follows:

	December 31,
	2008	2007	2006
Canadian loss	$(12,432,617)	$(2,747,758)	$(874,000)
United States' loss	(12,172,022)	(14,823,232)	(19,126,000)
European loss	(712,143)	(992,825)	(85,000)

Loss before income taxes	(25,316,782)	(18,563,815)	(20,085,000)
Expected statutory rate	32.12%	32.12%	32.12
Expected recovery of income tax	(8,131,750)	(5,962,697)	(6,450,000)
Effect of foreign tax rate differences	(318,306)	(261,869)	(1,492,000)
Permanent differences	(4,977,732)	308,550	(860,000)
Change in valuation allowance	6,071,814	7,114,790	8,358,000
Effect of changes in carry forwards	(765,134)	(3,370,065)	4,218,000
Effect of tax rate changes	—	—	(4,403,000)
Effect of exchange rate differences	8,121,108	2,171,291	629,000

Recovery of income taxes	$—	$—	$—

        The Canadian statutory rate was 32.12% for 2006, 2007 and 2008. For the years ended December 31, 2008, 2007 and 2006, the permanent differences relate primarily to imputed interest expense on the Preferred Shares, Goodwill amortization and Warrant Expense.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	2008	2007	2006
Deferred tax assets:
SR&ED expenditures	$—	$—	$12,300,000
Net operating losses	44,533,000	38,027,000	56,797,000
Investment tax credits	1,530,000	1,119,000	5,825,000
Share issue costs	1,227,000	—	704,000
Accruals and reserves	396,000	—	—
Asset basis differences	4,422,000	6,658,000	7,526,000

	52,108,000	45,804,000	83,152,000
Less: valuation allowance	(52,108,000)	(45,804,000)	(83,152,000)

	—	—	—
Deferred tax liabilities:
Asset basis differences	—	—	—

Net deferred income tax liability	$—	$—	$—

        As at December 31, 2008, the Corporation has unclaimed Scientific Research and Experimental Development (SR&ED) expenditures, income tax loss carryforwards and investment tax credits that were eliminated per FIN 48 analysis. As a result of the adoption of FIN 48 in 2007, management determined that the Canadian and European deferred tax assets, totaling $45.3 million, were not likely to be realized and they have been derecognized. The valuation allowance previously associated with these deferred tax assets has also been eliminated.

	2008	2007	2006
SR&ED expenditures—carried forward without expiry	$—	$—	$28,684,000
Income tax loss carryforwards:
Federal (Canada) (expire 2007 - 2027)	—	—	55,288,000
Provincial (expire 2007 - 2026)	—	—	54,859,000
United States (expire 2011 - 2027)	108,982,000	95,959,000	82,354,000
Europe	—	—	3,148,000
Investment tax credits (expire 2007 - 2013)	—	—	7,093,000

        Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The cumulative effect of adopting FIN 48 resulted in no FIN 48 liability on the balance sheet. At the adoption date of January 1, 2007, the Corporation had $45.3 million of unrecognized tax benefits.

        The Corporation recorded no FIN No. 48 liability for uncertain income tax positions for the period ended December 31, 2008. The Corporation adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

incurred. For the period ended December 31, 2008, no penalties or interest expense related to income tax positions were recognized. As of December 31, 2008, no penalties or interest related to income tax positions were accrued. The Corporation does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months.

        A reconciliation of the unrecognized tax benefits for the year ended December 31, 2008 is as follows:

Balance at January 1, 2008	$45,342,149
Additions based on tax positions related to the current year	291,467
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(8,247,020)
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$37,386,596

        As of December 31, 2008, none of the unrecognized tax benefits could affect the Corporation's income tax provision or effective tax rate.

15. COMMITMENTS AND CONTINGENCIES

  (a)    Operating Leases

        The Corporation is committed to minimum lease payments for office facilities, equipment and licenses as follows:

Year	Lease payments	Licenses and other
2009	$560,830	$365,000
2010	544,752	350,000
2011	97,861	200,000
2012	83,819	250,000
2013	6,453	250,000
Thereafter	—	—

	$1,293,715	$1,415,000

        Total rent expense for the years ended December 31, 2008, 2007, and 2006 was $642,608, $851,746 and $972,071 respectively.

        WorldHeart's headquarters and manufacturing facilities were previously contained in two buildings in Oakland, California, the lease for which expired on April 30, 2007. On July 20, 2007, WorldHeart and its landlord entered into a compromise agreement, concerning the terms of certain restoration obligations with respect to the premises under the prior lease. Pursuant to the terms of the compromise agreement, WorldHeart was required to perform agreed-upon restoration work on one of the two buildings it occupied under the prior lease, which was completed as of December 1, 2007. Following completion, the building was returned to the landlord and the new lease became effective with respect to the one remaining building that the Corporation continues to occupy and will expire on December 1,

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

2010. The restoration obligations were satisfied by the landlord drawing down $750,000 from a letter of credit, which was in place in connection with the premises under the prior lease. In addition, the landlord agreed to apply $100,000 of a $150,000 security deposit under the prior lease towards the security deposit under the new lease and has returned the balance, plus all accrued interest, to WorldHeart.

  (b)    Novacor LVAS Royalties

        The Corporation is committed under the Novacor LVAS royalty agreement to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments totaled $1,220,017 as of December 31, 2008. Royalty payments were $7,617, $21,600 and $69,575 in 2008, 2007 and 2006, respectively.

  (c)    Technology Partnerships Canada Contribution Agreement

        During 2002, the Corporation entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Through December 31, 2005, the Corporation claimed funding in the amount of approximately $6.6 million. Effective January 1, 2004, repayment would be in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period they will continue until 2015 or until the maximum is reached, whichever comes first. Royalty expenses for the period ended December 31, 2008, 2007 and 2006 were $9,000, $15,000 and $64,000, respectively. In connection with the agreement, the Corporation also granted TPC 9,286 warrants to purchase an equivalent number of common shares of the Corporation, exercisable until December 4, 2006, at an exercise price of $290.50 per share. These warrants expired, unexercised in December 2006.

  (d)    Research Agreement

  LaunchPoint Technologies LLC

        On September 15, 2008, WorldHeart and LaunchPoint Technologies LLC ("LaunchPoint") entered into an Assignment Agreement (the "LaunchPoint Agreement") wherein all of LaunchPoint's right, title and interest in and to the assigned technology and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to WorldHeart for $230,000. In addition, the LaunchPoint Agreement confirmed a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 will be paid in equal installments of $10,000 over 23 months beginning in October 2008.

        Under the LaunchPoint Agreement, LaunchPoint agreed to provide exclusive research and development ("R&D") services to WorldHeart, for approximately two years, for the design, production, distribution or sale of rotary blood pumps that provide assisted circulation. In return, WorldHeart will engage LaunchPoint in 'Active Projects' with one of them being the PediaFlow project. WorldHeart will provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the LaunchPoint Agreement, (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of R&D services pursuant to any Active Project.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        The Corporation accounted for the purchase of R&D technology under the LaunchPoint Agreement in accordance with Financial Accounting Standards Board ("FASB") Statement No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation (FIN) No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The Corporation recorded a one time R&D expense of $230,000 during the quarter ended September 30, 2008 based on the fact that alternative future value or realizability of this technology is not determinable as of the date of the LaunchPoint Agreement.

  Vertellus Specialties UK Limited

        On November 28, 2008, WorldHeart and Vertellus Specialties UK Limited ("Vertellus") entered into the "Vertellus Agreement" wherein Vertellus agreed to supply WorldHeart with its proprietary compound and granted WorldHeart the right to access its proprietary information including the manufacturing process of its proprietary compound.

        Vertellus also grants WorldHeart an exclusive, worldwide, non-transferable, non-assignable, non-sublicensable, royalty bearing sub-license under some of Vertellus' patents, and other relevant intellectual property, to apply the product in processing WorldHeart's Levacor Rotary VADs and to sell such VADs worldwide.

        The Corporation, as part of the agreement, paid Vertellus a one-time only license fee of $25,000 and a one-time only fee for support services of $35,000. For 2008, World Heart was entitled to include the one-time only license fee of $25,000 towards the satisfaction of minimum royalty payment. This was recorded as a royalty expense in the Corporation's books during 2008. The $35,000 support services fee is a prepayment for future on-going research work towards the Levacor Rotary VAD.

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

        The Corporation's research funding to CVD under the Research Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2005 or 2006. Additionally, a former officer of WorldHeart currently employed at CVD made additional claims for certain payments, which WorldHeart initially disputed. In August 2007, a settlement and release of claims was agreed to between parties. A payment of $245,000 was made to the former officer of WorldHeart resulting in an expense reduction of $300,000 since the original estimated settlement liability was overstated. All receivables and accrued liabilities related to CVD were written off as part of the settlement. The Corporation does not anticipate any future payments under the Research Agreement, as it is not pursuing development of the CVD artificial heart technology.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

  (e)    Legal Proceedings

        In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as mentioned below.

        On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary, alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen's Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35 million plus costs. The claim was not properly served and to date no proper service has been made. WorldHeart believes this claim to be without merit and intends to vigorously defend it, if necessary.

16. NET CHANGE IN OPERATING COMPONENTS OF WORKING CAPITAL AND SUPPLEMENTAL CASH FLOW DISCLOSURE

        The net change in operating components of working capital is comprised of:

	December 31,
	2008	2007	2006
Accounts and other receivables	$(194,410)	$2,330,362	$1,545,018
Prepaid expenses and other assets	(178,044)	266,004	74,362
Inventory	646,525	802,528	478,877
Accounts payable and accrued liabilities	(278,659)	(2,352,084)	(371,875)
Accrued compensation	41,093	395,324	120,989

	$36,505	$1,442,134	$1,847,371

17. SEGMENTED INFORMATION

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

17. SEGMENTED INFORMATION (Continued)

  Geographic Locations

        The following geographic data provides revenue based on product shipment destination and long-lived assets based on physical location. The Corporation has locations in the United States and Europe:

	2008		2007
	Revenue	Long lived Assets	Revenue	Long lived Assets
United States	$1,502,654	$909,243	$1,843,714	$1,343,743
Europe	73,439	6,605	371,893	8,400
Canada	20,765	—	259,770	—
Japan	135,285	—	100,200	—

Total	$1,732,143	$915,848	$2,575,577	$1,352,143

18. FINANCIAL INSTRUMENTS

        Financial instruments recognized in the balance sheet at December 31, 2008, consist of cash and cash equivalents, trade and other receivables, accounts payable and certain accrued liabilities. The Corporation does not hold or issue financial instruments for trading purposes. During 2008, the Corporation invested all of its excess cash in money market funds.

  (a)    Fair value

        The Corporation believes that the carrying values of its financial instruments approximate their fair values because of their short terms to maturity.

  (b)    Interest rate risk

        During 2008, all of WorldHeart's investments were in money market funds with no interest rate risk. The Corporation may be subject to interest rate risks in the future if it purchases longer-term investments.

  (c)    Foreign exchange risk

        WorldHeart has minimal assets and liabilities in foreign currencies; primarily the Euro and Canadian dollar. The Corporation's current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

  (d)    Credit risk

        Financial instruments that potentially subject the Corporation to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Corporation has established guidelines for cash and cash equivalents relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. The Corporation has a limited number of customers, all of which operate in the health-care industry. The Corporation performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Corporation

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. FINANCIAL INSTRUMENTS (Continued)

maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable.

19. NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 157 as of January 1, 2008 and determined that SFAS 157 did not have a material effect on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Corporation adopted SFAS 159 on January 1, 2008 and chose not to elect the fair value option for its financial assets and liabilities that had not previously been carried at fair value.

        In June 2007, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" that would require nonrefundable advance payments made by the Corporation for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Corporation. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Corporation adopted EITF Issue No. 07-3 on January 1, 2008 and it did not have a material impact on WorldHeart's consolidated results of operations or financial condition.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations", ("SFAS 141R") which replaces SFAS No 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Corporation beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Corporation does not expect SFAS No. 141R to have a material impact on its consolidated financial statements.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement,—an amendment of ARB No. 51", ("SFAS 160") which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Corporation beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Corporation does not anticipate a material effect on the consolidated financial statements.

        In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The statement requires disclosure about (a) why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Corporation does not anticipate a material effect to the consolidated financial statements.

        In May 2008, FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles". The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

        In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). The new standard clarifies how SFAS 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008. The Corporation is currently evaluating the impacts and disclosures of this standard, but does not expect SFAS 163 to have a material effect on the Corporation's consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Corporation is currently evaluating the impacts and disclosures of this standard, but does not expect FSP SFAS 142-3 to have a material impact on the Corporation's consolidated financial statements.