Form 10-Q
period 2009-03-31
WORLD HEART CORP
filed 2009-05-15
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of May 12, 2009 was 13,253,964.

Item

Part I	1	Financial Statements

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	3	Quantitative and Qualitative Disclosures About Market Risk

	4	Controls and Procedures

Part II	1	Legal Proceedings

	1A	Risk Factors

	2	Unregistered Sales of Equity Securities and Use of Proceeds

	3	Defaults Upon Senior Securities

	4	Submission of Matters to a Vote of Security Holders

	5	Other Information

	6	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

(Unaudited)

	March 31, 2009	December 31, 2008 (1)
ASSETS
Current assets
Cash and cash equivalents	$17,393,671	$20,703,724
Trade and other receivables, net of allowance for doubtful accounts of $199,042 at March 31, 2009 and $204,133 at December 31, 2008	58,741	322,548
Inventory net of allowance for excess and obsolete of $2,650,787 at March 31, 2009 and December 31, 2008	—	—
Prepaid expenses	695,643	458,294
	18,148,055	21,484,566
Long-term assets
Property and equipment, net	705,595	651,572
Intangible assets, net	60,060	107,916
Other long-term assets	156,360	156,360
	922,015	915,848
Total assets	$19,070,070	$22,400,414

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,447,239	$1,388,675
Accrued compensation	1,026,357	897,086
Current portion of capital lease obligations	8,481	—
Deferred revenue	3,671	3,671
	2,485,748	2,289,432

Long-term liabilities
Non-current portion of capital lease obligations	20,936	—
Total liabilities	2,506,684	2,289,432

Shareholders’ equity
Common stock, no par value, 13,253,964 shares issued and outstanding at March 31, 2009 and December 31, 2008	325,087,252	325,087,252
Additional paid-in-capital	17,427,457	17,323,629
Cumulative other comprehensive loss	(6,285,577)	(6,285,577)
Accumulated deficit	(319,665,746)	(316,014,322)
Total shareholders’ equity	16,563,386	20,110,982
Total liabilities and shareholders’ equity	$19,070,070	$22,400,414

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$4,765	$635,996
Cost of goods sold	28,238	400,119
Gross profit	(23,473)	235,877

Operating expenses
Selling, general and administrative	1,442,885	1,200,292
Research and development	2,103,931	2,492,447
Clinical and marketing support - non-cash	—	6,478,619
Restructuring costs	52,718	—
Amortization of intangibles	47,856	47,856
Total operating expenses	3,647,390	10,219,214

Operating loss	(3,670,863)	(9,983,337)

Other income (expenses)
Unrealized foreign exchange gain (loss)	11,509	(5,595)
Investment and other income	8,330	23,296
Interest expense	(400)	(1,512,062)
Net loss	$(3,651,424)	$(11,477,698)

Weighted average number of common shares outstanding basic and diluted	13,253,964	383,576

Basic and diluted loss per common share	$(0.28)	$(29.92)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net loss for the period	$(3,651,424)	$(11,477,698)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	88,670	118,981
Non-cash stock compensation expense	103,829	80,748
Non-cash interest on debt	—	1,466,143
Non-cash expense for fair value of warrants	—	6,478,619
Unrealized foreign exchange gain (loss)	(9,261)	(24,633)
Change in operating components of working capital	222,036	(260,390)
Cash used in operating activities	(3,246,150)	(3,618,230)

Investing activities
Purchase of property and equipment	(64,149)	(32,543)
Cash used in investing activities	(64,149)	(32,543)

Financing activities
Repayment of capitalized leases	(1,271)	—
Convertible debenture proceeds	—	4,000,000
Cash provided by (used in) financing activities	(1,271)	4,000,000
Effect of exchange rates on cash and cash equivalents	1,517	(2,798)
Increase (decrease) in cash and cash equivalents for the period	(3,310,053)	346,429
Cash and cash equivalents, beginning of the period	20,703,724	664,504
Cash and cash equivalents, end of the period	$17,393,671	$1,010,933

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Nature of Operations of the Corporation

World Heart Corporation (“WorldHeart” or the “Corporation”) is developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. In the past, WorldHeart derived its revenue from the legacy Novacor LVAS and related peripheral equipment which it manufactured and sold directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries. As previously announced, after more than twenty years in clinical use, the Corporation phased out its first-generation Novacor LVAS as it approached the natural end of its life cycle. WorldHeart’s focus is on the development, clinical trial and subsequent commercialization of the advanced rotary Levacor VAD. The Corporation anticipates to realize cost recoveries in the second half of 2009 from the use of Levacor in FDA conditionally approved clinical trials. Such recoveries are expected to be an important part of the Corporation’s overall operating cash flows.

2.                                      Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements include all assets, liabilities, revenue and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the condensed balance sheet at December 31, 2008 which has been derived from audited financial statements and these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2009 or for any future period.

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

The Company regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

The Corporation has provided certain customers with deferred payment terms. Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Restructuring Expense

The Corporation records costs and liabilities associated with exit and disposal activities, as defined in Financial Accounting Standards Board (“FASB”) Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In 2008 and 2006, the Corporation recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate, for changes in circumstances. During the three month periods ended March 31, 2009 and 2008, the Corporation recorded restructuring expense of $52,718 and $0, respectively, which was primarily attributable to costs relating to workforce reduction.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred.  For the purchase of research and development technology under an assignment or license agreement, the Corporation records R&D expense in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs,” as interpreted by FASB Interpretation (FIN) No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

3.                                      Reverse Stock Split

On October 27, 2008, the Corporation effected a thirty-for-one reverse stock split. Previously, on May 30, 2007, the Corporation effected a ten-for-one reverse stock split of its capital stock. The reverse stock split in both years was previously approved by the Corporation’s Board of Directors and by the Corporation’s shareholders.

Pursuant to the October 2008 reverse stock split, each holder of the Corporation’s common shares on October 27, 2008, the effective date of the reverse stock split, became entitled to receive one new common share in exchange for every thirty old common shares held by such shareholder.

The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

4.                                      Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 are recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore, stock-based compensation for March 31, 2009 and 2008 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

WorldHeart uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
(Unaudited)	2009	2008
Selling, general and administrative	$74,518	$58,646
Research and development	29,311	22,102
Total	$103,829	$80,748

The unrecognized expense of awards not yet vested as of March 31, 2009 was $2,773,140 and the related stock-based compensation expense will be recognized over the following 15 quarters beginning April 1, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the quoted price of our common shares that were in the money at March 31, 2009. At March 31, 2009, the aggregate intrinsic value of all outstanding options was $90 with a weighted average remaining contractual term of approximately 9.8 years. Of the 1,059,693 outstanding options, 28,455 options were exercisable with a weighted average remaining contractual life of 4.7 years and 1,031,238 were

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

unvested with a weighted average remaining contractual life of 9.9 years. No options were exercised under our stock option plan during the quarter ended March 31, 2009.

A summary of the status and changes of our non-vested options related to our employee stock option plan as of the quarter ended March 31, 2009 is presented below. The weighted average grant date fair value on non-vested shares represents the gross value of unvested options. The increase in the number of options granted during the first quarter in 2009 reflects the recent board-based grant of options to the Corporation’s employees, by the Compensation Committee.

		Weighted Average
	Shares	Grant-Date Fair Value
Nonvested at December 31, 2008	7,436	$87.33
Granted	1,027,169	2.42
Vested	(3,367)	96.45
Forfeited	—	—
Nonvested at March 31, 2009	1,031,238	$2.73

	Employees		Non-Employees
				Weighted
		Weighted		average		Weighted
		average		exercise		average
	Options	exercise price	Options	price	Warrants	exercise price	Total
	#	$	#	$	#	$	#
Outstanding at December 31, 2008	29,803	$324.80	2,969	$298.61	84,395	$7.32	117,167
Granted	1,027,169	2.59	—	—	—	—	1,027,169
Expired	(241)	1,632.93	(7)	4,089.99	—	—	(248)
Forfeited	—	—	—	—	—	—	—
Outstanding at March 31, 2009	1,056,731	$11.31	2,962	$289.65	84,395	$7.32	1,144,088

Valuation Assumptions

WorldHeart calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2009, 1,027,169 stock options were granted. For the three month periods ended March 31, 2009 and 2008, the weighted average fair value of the options granted was $2.42 and $42.61, respectively. The following weighted average assumptions were utilized:

	Three Months Ended March 31,
	2009	2008
Risk free interest rate	2.11%	3.36%
Expected life (in years)	5.5	5.5
Expected volatility	155%	133%
Dividend yield	0%	0%

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

5.                                      Inventory

WorldHeart has determined that its first-generation Novacor® LVAS has reached the natural end of its product life cycle and has shifted its business focus to the development, clinical trial and subsequent commercialization of the advanced rotary Levacor

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Ventricular Assist Device (VAD). Management estimates that there will be no further sales of Novacor products in 2009 and has written-down gross inventory of $2,650,787 to a net carrying value of zero at December 31, 2008.

6.                                      Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for quarter-end employee wages and Board of Director fees, vacation, clinical and performance bonuses and severance related to the Corporation’s phased consolidation and restructuring plan. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	March 31, 2009	December 31, 2008
Wages	$134,024	$60,090
Severance	108,523	65,344
Vacation	442,378	423,009
Bonus	341,432	348,643
Total accrued compensation	$1,026,357	$897,086

Performance Bonus

On February 5, 2009, the Compensation Committee of the Board of Directors approved the payment of 2008 cash performance bonuses to its employees, taking into account objectives and goals achieved, as well as discretionary measures. As of April 2009, all accrued bonuses have been paid totaling $341,432.

On March 25, 2009, the Compensation Committee, as confirmed by the Board of Directors of the Corporation, approved the 2009 Performance Bonus Plan, including the potential payments under the plan and the performance milestones to be achieved. No accrual for the 2009 cash performance bonus program has been made as the performance milestones become relevant in subsequent quarters.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Accounts payable	$237,829	$460,234
Accued liabilities	1,096,033	822,693
Accrued site restoration	5,395	5,395
Sales taxes payable	11,934	4,305
Accrued warranty	96,048	96,048
Total accounts payable and accrued liabilities	$1,447,239	$1,388,675

7.                                      Comprehensive Income

For the three month periods ended March 31, 2009 and March 31, 2008, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

8.                                      Recent Accounting Pronouncements

Since December 2008 the following new standards have been issued that may impact the Corporation:

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  The Corporation is currently assessing the potential impact that adoption of this standard may have on its financial statements.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The Corporation is currently assessing the potential impact that adoption of this standard may have on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Corporation.” The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three months ended March 31, 2009 and 2008. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2008, prepared in accordance with U.S. GAAP included in our Annual Report on Form 10–K for the fiscal year ended December 31, 2008.

The discussion and comments contained hereunder include both historical information and “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of  1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are “forward-looking statements” for the purposes of these provisions, including statements regarding our expectations with respect to future development plans for our next-generation product candidates, particularly the Levacor™ Rotary VAD (Ventricular Assist Device), the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as “believe”, “feel”, “expect”, “may”, “will”, “should”, “seek”, “plan”, “anticipate”, “intend” or the negative of those terms, or by discussions of strategy or intentions.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking statements. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; costs and delays associated with clinical trials for our products and next-generation product candidates, such as Levacor Rotary VAD, MiVAD and PediaFlow; our ability to manufacture, sell and market our products; decisions and timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008.

OVERVIEW

Our business is focused on the development and sale of ventricular assist devices (“VADs”), particularly our Levacor Rotary VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation.

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

In July 2005, we acquired the assets of MedQuest Products, Inc. (“MedQuest”), including a rotary VAD, now called the Levacor™ Rotary VAD. In conjunction with the acquisition, we raised approximately $22.7 million in gross financing proceeds from a private placement with Maverick Venture Management, LLC and the exercise of certain warrants and also converted all of the remaining convertible debentures from an earlier financing. Pre-clinical testing of the Levacor Rotary VAD was accelerated after the acquisition, with successful initial human feasibility use in Europe in 2006.

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

In July 2008, we completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the “Recapitalization Agreement”) dated June 20, 2008 and amended on July 31, 2008, among the Corporation, our wholly owned subsidiary World Heart Inc. (“WHI”), Abiomed, Inc. (“Abiomed”), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, “Venrock”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively, “SSF”) and New Leaf Ventures II, L.P. (“New Leaf”). Simultaneously with the closing of the recapitalization, Abiomed entered into a Termination and Release Letter Agreement with us and converted the full amount of principal and interest owed on the $5,000,000 8% Secured Convertible Promissory Note (the “Note”) previously issued to Abiomed by the Corporation and WHI into 2,866,667 of our common shares, released the security interest in all of our assets and those of WHI that secured the Note, terminated the warrant Abiomed held to purchase 113,333 of our common shares, forgave other amounts we owed to Abiomed and terminated previously existing agreements, arrangements and understandings with us. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1,400,000 that Venrock and SSF had previously provided to us. As part of the recapitalization transaction, we issued warrants to purchase an aggregate of 83,333 common shares to our advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company.

On August 21, 2008, we announced that we were embarking on a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. On August 22, 2008, we completed the first phase of our consolidation plan and eliminated five positions at our Oakland facility, including the position of Vice President of Manufacturing. On February 4, 2009, as part of our consolidation plan, we announced that we had appointed Salt Lake City-based Mr. John Alexander Martin as our President and Chief Executive Officer. Mr. Jal S. Jassawalla, our former President and CEO, continues to be based in Oakland, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs and continues to serve the Corporation as Executive Vice President and Chief Technology Officer. Included in the consolidation plan is the appointment of a Chief Financial Officer to be based in Salt Lake City, the elimination of some positions in Oakland and the relocation of certain positions to Salt Lake City by approximately the fourth quarter of 2009.

Research and development by our competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe, and one device received U.S. marketing approval last year. We believe that our Levacor VAD is the most advanced fourth-generation rotary device under development.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2008:

	Three Months Ended March 31,
(Unaudited)	2009	2008
Revenue	$5	$636
Cost of goods sold	28	400

Gross profit	(23)	236

Operating expenses
Selling, general and administrative	1,443	1,200
Research and development	2,104	2,492
Clinical and marketing support	—	6,479
Restructuring costs	53	—
Amortization of intangibles	48	48

Total operating expenses	3,648	10,219

Operating loss	(3,671)	(9,983)

Other income (expense)	19	(1,494)

Net loss applicable to common shareholders	$(3,652)	$(11,478)

Weighted average number of common shares outstanding basic and diluted	13,254	384

Basic and diluted loss per common share	$(0.28)	$(29.92)

Revenue: In the past, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenue. In addition, we generate revenue from sales of SPUS (Segmented Poly Urethane Solution) used by one other medical device manufacturer, which has contributed a greater percentage of overall revenue in recent quarters. We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended March 31,
	2009		2008
(Unaudited)	$	Units	$	Units
Novacor Product Revenues
Implant kits	$—	Nil	$318	5
Peripherals and other	5		228
	5		546
SPUS Revenues	—		90
Total Revenue	$5		$636

Revenue for the quarter ended March 31, 2009 was $5,000 reflecting a decrease of $631,000, or 99%, compared with the quarter ended March 31, 2008. There were no Novacor LVAS implant kits sold in the quarter ended March 31, 2009 compared to five implant kits sold in the quarter ended March 31, 2008. Novacor peripherals and other revenue, including Novacor LVAS hardware, peripherals, and services, was $5,000 for the quarter ended March 31, 2009 a decrease of $223,000, or 98%, compared with Novacor peripherals and services revenue of $228,000 recorded in the quarter ended March 31, 2008. The overall revenue decrease is attributable to our November 2006 decision to reduce our commercial efforts with respect to the Novacor and focus our resources on the development of our Levacor Rotary VAD. In 2007 and 2008, we made the Novacor LVAS available to medical centers only until our inventory was depleted, which occurred in mid-2008. We continue to support our Novacor patients but have discontinued the manufacture and sale of additional Novacor implant kits. Patient support revenue from peripheral Novacor LVAS products is anticipated to be minimal throughout the remainder of 2009.

There was no SPUS revenue for the quarter ended March 31, 2009 compared with $90,000 in the quarter ended March 31, 2008. We anticipate no additional revenues from SPUS over the remainder of 2009 as we have begun to dismantle the production equipment for transfer to Salt Lake City.

Cost of goods sold: For the three months ended March 31, 2009, cost of goods sold consisted entirely of royalties payable under a minimum annual royalty agreement. For the three months ended March 31, 2008, cost of goods sold was 63% of revenue and consisted of raw materials, labor, royalties and other costs related to the manufacture of our Novacor LVAS. The decrease in cost of goods sold during the three months ended March 31, 2009, compared with the same quarter last year is entirely due to the complete phase out of our Novacor LVAS product resulting in revenue of zero.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended March 31,
(Unaudited)	2009	2008

Selling	$149	$248
General and administrative	1,294	952
Total	$1,443	$1,200

Selling expenses for the three months ended March 31, 2009 decreased by $99,000, or 40%, compared with the same period in 2008. The decrease is attributable to reduced Novacor LVAS support efforts. For the three month periods ended March 31, 2009 and 2008, we recorded $6,000 and $5,000, respectively, in stock-based compensation expense as part of our selling expenses. Selling expenses are expected to increase over the remainder of 2009 as we begin to distribute our next generation Levacor device for evaluation in the clinical trials.

General and administrative expenses for the three months ended March 31, 2009 increased by $342,000, or 36%, compared with the same period in 2008. The increase is attributable to increases in salaries, benefits, recruitment and legal fees associated with the Corporation’s phased consolidation plan, including hiring of our new CEO and the transition of our former CEO into another executive position. For the three month periods ended March 31, 2009 and March 31, 2008, we recorded $69,000, and $53,000, respectively, in stock-based compensation expense as part of our general and administrative expenses. General and administrative expenses are expected to decrease slightly in the next quarter and remain at that level for the remainder of 2009.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

Research and development expenses for the three months ended March 31, 2009 decreased $388,000, or 16%, compared with the three months ended March 31, 2008. The decrease is attributable to the Levacor Rotary VAD prototype build which occurred in first quarter of 2008, and personnel savings resulting from the elimination of  Novacor LVAS manufacturing in early 2008 and the elimination of several positions as part of the August 2008 phased consolidation and restructuring plan. For the three month periods ended March 31, 2009 and March 31, 2008, we recorded $29,000 and $22,000, respectively, in stock based compensation expense as part of our research and development expenses. For the remainder of 2009, research and development expenses are expected to remain at about the same level or may decrease slightly due to the elimination of some personnel as part of the previously announced phased consolidation and restructuring, slightly offset by continuing efforts towards the development and manufacture of our Levacor Rotary VAD and preparation for our clinical trials.

Clinical and marketing support-non-cash:  On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 of our common shares, exercisable at $0.30 per share, as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% became exercisable in January 2008.  In the first quarter of 2008, we recorded non-cash expense of $6.5 million related to the fair value of the warrant. There was no such charge recorded for the quarter ended March 31, 2009.

Restructuring costs: In the quarter ended March 31, 2009, we recorded restructuring costs of $53,000. This was primarily related to accruals for termination benefits for employees whose positions will be eliminated over time. There was no such charge recorded for the quarter-ended March 31, 2008. The total accrual for this one-time termination benefit is $165,000 spread over their service periods through approximately the fourth quarter of 2009.

Amortization of intangibles: Amortization of the acquired MedQuest workforce for each of the three month periods ended March 31, 2009 and 2008 was $48,000. This intangible asset is being amortized on a straight-line basis over four years and will be fully amortized in the third quarter of 2009.

Foreign Exchange: Foreign exchange transactions resulted in a gain of $12,000 for the three month period ended March 31, 2009 compared with a loss of $6,000 for the three month period ended March 31, 2008. The change relates primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro and Canadian dollar. We expect continued fluctuations of foreign exchange gains and losses.

Investment and other income:  Investment and other income for the quarter ended March 31, 2009 was $8,000 compared to $23,000 during the quarter ended March 31, 2008. Although average daily balances of invested cash were greater in the 2009 quarter, the earnings were lower due to the significant decline in interest rates in 2009. We anticipate our investment income will decrease over the remainder of 2009 resulting from consumption of cash to fund operations and a continuing decline in interest rates.

Interest expense: In quarter ended March 31, 2008, we recorded interest expense of $1,512,000, of which $1,414,000 related to the beneficial conversion feature of the $4.0 million convertible note issued to Abiomed on January 3, 2008. $98,000 was accrued interest calculated at 8% on the entire $5.0 million convertible note. The note and accumulated interest was converted into common shares as part of the Recapitalization Agreement. There were no such charges in the quarter ended March 31, 2009 and only minor interest expense of $400 was incurred under a capital lease during the quarter ended March 31, 2009. During the remainder of 2009, we anticipate interest expense to increase when we add to our capital leases.

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

At March 31, 2009, we had cash and cash equivalents of $17.4 million, a decrease of $3.3 million from December 31, 2008. During the first quarter of 2009 cash used to fund operating activities was $3.2 million consisting primarily of the net loss for the period of $3.7 million offset by non-cash charges of $89,000 for depreciation and amortization and $104,000 of non-cash stock compensation expense. Working capital changes consisted of a $262,000 decrease in accounts receivable and an increase of $196,000 in accounts payable and accrued compensation offset by an increase of $236,000 in prepaid expenses and other assets.

Investing activities requiring cash resources for the quarter ended March 31, 2009 consisted of $64,000 in property and equipment additions.

With the receipt of the proceeds from the July 2008 recapitalization, based on our current operating expenses and projected sales of our Levacor Rotary VAD, we believe we have sufficient cash to fund operations into 2010.

We are continuing to explore all strategic and financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity transactions, convertible debentures and strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products, co-funding of our products or potential sale of WorldHeart or our subsidiaries. We initiated a phased-in restructuring program in the third quarter of 2008 re-aligning our spending to focus on our key development program, the Levacor Rotary VAD, have further reduced spending and will continue to carefully manage our overall cash usage.

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

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, our president and chief executive officer (principal executive officer) and our chief financial officer (principal financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The date of our 2009 annual meeting of shareholders has been delayed by more than 30 calendar days from the anniversary date of our 2008 annual meeting

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 10.32

Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).

Exhibit 10.33	Form of indemnification agreement (incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-K filed on March 30, 2009 (Commission File No. 000-28882)).

Exhibit 10.34

2009 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated March 31, 2009 (Commission File No. 000-28882)).

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

World Heart Corporation
(Registrant)

Dated: May 14, 2009	/s/ John A. Martin
John A. Martin, President and Chief
Executive Officer

Dated: May 14, 2009	/s/ David Pellone
David Pellone, Vice President, Finance
and Chief Financial Officer