Form 10-Q
period 2009-06-30
WORLD HEART CORP
filed 2009-08-07
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of common shares outstanding as of August 5, 2009 was 13,253,964.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

(Unaudited)

	June 30, 2009	December 31, 2008 (1)
ASSETS
Current assets
Cash and cash equivalents	$13,342,101	$20,703,724
Trade and other receivables, net of allowance for doubtful accounts of $215,040 and $204,133 at June 30, 2009 and December 31, 2008, respectively	98,775	322,548
Inventory, net of allowance for excess and obsolete of $2,650,787 at June 30, 2009 and December 31, 2008, respectively	107,847	—
Prepaid expenses	501,994	458,294
	14,050,717	21,484,566
Long-term assets
Property and equipment, net	765,621	651,572
Intangible assets, net	12,204	107,916
Other long-term assets	156,360	156,360
	934,185	915,848
Total assets	$14,984,902	$22,400,414

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,204,847	$1,388,675
Accrued compensation	1,280,432	897,086
Current portion of capital lease obligations	8,481	—
Deferred revenue	—	3,671
	2,493,760	2,289,432

Long-term liabilities
Non-current portion of capital lease obligations	19,175	—
Total liabilities	2,512,935	2,289,432

Shareholders’ equity
Common stock, no par value, 13,253,964 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	325,087,252	325,087,252
Additional paid-in-capital	17,702,994	17,323,629
Cumulative other comprehensive loss	(6,285,577)	(6,285,577)
Accumulated deficit	(324,032,702)	(316,014,322)
Total shareholders’ equity	12,471,967	20,110,982
Total liabilities and shareholders’ equity	$14,984,902	$22,400,414

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$—	$535,534	$4,765	$1,171,530
Cost of goods sold	25,000	286,312	53,238	686,431
Gross profit	(25,000)	249,222	(48,473)	485,099

Operating expenses
Selling, general and administrative	1,476,008	1,204,899	2,918,893	2,405,191
Research and development	2,607,879	1,932,738	4,711,810	4,425,185
Clinical and marketing support - non-cash	—	—	—	6,478,619
Restructuring costs	198,194	—	250,912	—
Amortization of intangibles	47,856	47,856	95,712	95,712
Total operating expenses	4,329,937	3,185,493	7,977,327	13,404,707

Operating loss	(4,354,937)	(2,936,271)	(8,025,800)	(12,919,608)

Other income (expenses)
Unrealized foreign exchange loss	(17,691)	(4,921)	(6,182)	(10,516)
Investment and other income (expense)	6,033	(5,465)	14,363	17,831
Interest expense	(361)	(103,016)	(761)	(1,615,078)
Net loss	$(4,366,956)	$(3,049,673)	$(8,018,380)	$(14,527,371)

Weighted average number of common shares outstanding basic and diluted	13,253,964	384,304	13,253,964	383,944

Basic and diluted loss per common share	$(0.33)	$(7.94)	$(0.60)	$(37.84)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Net loss for the period	$(8,018,380)	$(14,527,371)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	179,376	239,175
Write down of inventory	—	256,172
Non-cash stock compensation expense	379,365	154,086
Non-cash interest on debt	—	1,466,143
Non-cash expense for fair value of warrants	—	6,478,619
Unrealized foreign exchange gain (loss)	8,413	(23,864)
Change in operating components of working capital	258,277	889,313
Cash used in operating activities	(7,192,949)	(5,067,727)

Investing activities
Purchase of property and equipment	(167,025)	(45,460)
Cash used in investing activities	(167,025)	(45,460)

Financing activities
Repayment of capitalized leases	(3,031)	—
Convertible bridge notes payable	—	1,000,000
Convertible debenture proceeds	—	4,000,000
Cash provided by (used in) financing activities	(3,031)	5,000,000
Effect of exchange rates on cash and cash equivalents	1,382	(2,550)
Increase (decrease) in cash and cash equivalents for the period	(7,361,623)	(115,737)
Cash and cash equivalents, beginning of the period	20,703,724	664,504
Cash and cash equivalents, end of the period	$13,342,101	$548,767

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Nature of Operations of the Corporation

WorldHeart Corporation (“WorldHeart” or the “Corporation”) is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Oakland, California, Salt Lake City, Utah and Herkenbosch, Netherlands. In the past, WorldHeart derived its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment which it sold directly to medical clinics and hospitals in the United States, Europe and Canada and through distributors in other countries.  Presently, the Corporation is focusing on the development of its next-generation Levacor™ Rotary VAD and expects to realize cost recoveries from the use of Levacor in a US clinical trial expected to start in the second half of 2009.  Such recoveries are expected to be an important part of the Corporation’s overall operating cash flows starting in 2010.

2.                                      Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements include all assets, liabilities, revenue and expenses of the Corporation and its wholly owned subsidiaries: World Heart Inc. and World Heart B.V. All material inter-company transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the condensed balance sheet at December 31, 2008 which has been derived from audited financial statements and these interim unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2009 or for any future period.

Use of estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenue, warranty, legal and restructuring reserves. Actual results could differ from these estimates.

Revenue Recognition, Accounts Receivable and Deferred Revenue

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collection is reasonably assured.

The significant elements of the Corporation’s multiple-element offerings are Implant Kits, Peripherals and Other. For arrangements with multiple elements, the Corporation recognizes revenue using the residual method as described in SOP (“Statement of Position”) 98-9. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

The Corporation regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Corporation considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. The Corporation has provided

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

certain customers with deferred payment terms. Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Restructuring Expense

The Corporation records costs and liabilities associated with exit and disposal activities, as defined in Financial Accounting Standards Board (“FASB”) Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate, for changes in circumstances.

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

Fair Value Measurements and Financial Instruments

The Corporation measures certain financial assets (cash and cash equivalents) at fair value on a recurring basis. The Corporation’s investments in cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The carrying amounts of certain of the Corporation’s non-financial instruments including accounts receivable, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

3.                                       Reverse Stock Split

On October 27, 2008, the Corporation effected a thirty-for-one reverse stock split of its capital and previously, on May 30, 2007, the Corporation effected a ten-for-one reverse stock split of its capital stock. The reverse stock split in both years was approved by the Corporation’s Board of Directors and by the Corporation’s shareholders.

Pursuant to the October 2008 reverse stock split, each holder of the Corporation’s common shares on October 27, 2008, the date of effectiveness of the most recent reverse stock split, became entitled to receive one new common share in exchange for every thirty old common shares held by such shareholder.

The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

4.                                       Stock-based Compensation

On January 1, 2006, WorldHeart adopted FAS 123(R) using the modified prospective transition method. Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the effective date. The unrecognized expense of awards not yet vested as of January 1, 2006 is recognized as an expense in the calculation of net income. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the second quarter 2009 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

WorldHeart uses the Black-Scholes-Merton valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2009	2008	2009	2008
Selling, general and administrative	$160,432	$48,481	$234,950	$107,127
Research and development	115,104	24,857	144,415	46,959
Total	$275,536	$73,338	$379,365	$154,086

Increase in stock based compensation expense during the three and six months ended June 30, 2009 is a result of the number of options outstanding, issued and vesting during a particular period. For the three and six months ended June 30, 2009, the Corporation issued approximately 329,000 and 1,356,000 options compared to 13,100 options issued for both periods ended June 30, 2008.

As of June 30, 2009, approximately $3,261,989 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately sixteen quarters beginning July 1, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of our common shares that were in the money at June 30, 2009. At June 30, 2009, the aggregate intrinsic value of all outstanding options was $445,084 with a weighted average remaining contractual term of approximately 9.6 years. Of the 1,388,263 outstanding options, exercisable options were 28,159 with a weighted average remaining contractual life of 4.5 years and 1,360,104 were unvested with a weighted average remaining contractual life of 9.7 years. No options were exercised under our stock option plan during the quarter ended June 30, 2009.

A summary of the status and changes of our non-vested options, subject to FAS123(R) calculation as of the quarter ended June 30, 2009 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	7,436	$87.33
Granted	1,027,169	2.42
Vested	(3,367)	96.45
Forfeited	—	—
Nonvested at March 31, 2009	1,031,238	$2.73
Granted	329,079	2.33
Vested	(213)	80.51
Forfeited	—	—
Nonvested at June 30, 2009	1,360,104	$2.62

Valuation Assumptions

WorldHeart calculates the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model.  There were 329,079 option grants for the three-month period ended June 30, 2009 and no option grants for three-month period ended June 30, 2008. For the six month periods ended June 30, 2009 and June 30, 2008, the weighted average fair value of the options granted was $2.40 and $1.42, respectively. The following weighted average assumptions were utilized:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009		June 30, 2008
Average risk free interest rate	2.3%	2.2%	—	3.4%
Expected life (in years)	5.5	5.5	—	5.5
Expected volatility	154%	154%	—	133%
Dividend yield	0%	0%	—	0%

The dividend yield of zero is based on the fact that WorldHeart has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Corporation’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). WorldHeart believes that its share options issued under its share option plans meet the criteria of “plain vanilla” share options and that the Corporation uses a term of 5.5 years for all its “plain vanilla” options. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

The following table summarizes stock option and warrant activity for the quarter ended June 30, 2009:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
Outstanding at December 31, 2008	29,803	$324.80	2,969	$298.61	84,395	$7.32	117,167
Granted	1,027,169	2.59	—	—	—	—	1,027,169
Expired	(241)	1,632.93	(7)	4,089.99	—	—	(248)
Forfeited	—	—	—	—	—	—	—

Outstanding at March 31, 2009	1,056,731	$11.31	2,962	$289.65	84,395	$7.32	1,144,088
Granted	329,079	2.50	—	—	—	—	329,079
Expired	(509)	460.00	—	—	—	—	(509)
Forfeited	—	—	—	—	—	—	—
Outstanding at June 30, 2009	1,385,301	$9.05	2,962	$289.65	84,395	$7.32	1,472,658

5.                                      Inventory

WorldHeart has determined that its first-generation Novacor® LVAS has reached the natural end of its product life cycle and has shifted its business focus to the development, clinical trial and subsequent commercialization of the advanced Levacor Rotary Ventricular Assist Device (VAD). Management estimates that there will be no further sales of Novacor products in 2009 and has written-down gross Novacor inventories of $2,650,787 to a net carrying value of zero at December 31, 2008. In the quarter ended June 30, 2009, the Corporation capitalized $108,000 of certain Levacor inventory prior to regulatory approval and product launch based on management’s judgment of high probability of future commercial use and net realizable value of the inventory. WorldHeart could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.

6.                                      Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for quarter-end employee wages and Board of Director fees, vacation, clinical and performance bonuses, severance related to the Corporation’s phased consolidation and restructuring plan and relocation benefits for the newly hired CEO. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	June 30, 2009	December 31, 2008
Accrued wages	$199,616	$60,090
Accrued severance	149,537	65,344
Accrued relocation benefits	141,131	—
Accrued vacation	453,621	423,009
Accrued bonuses	336,527	348,643
Total accrued compensation	$1,280,432	$897,086

CEO Relocation Benefits

The terms of the employment agreement of the Corporation’s new CEO, hired in the first quarter of 2009, contained a Relocation Benefits package to cover reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional tax gross-up payments amounting to approximately $48,000. The physical move was completed in the quarter ended June 30, 2009 and an estimated restructuring charge of $150,000 was recorded in the quarter ended June 30, 2009.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Performance Bonus

On March 25, 2009, the Compensation Committee, as confirmed by the Board of Directors of the Corporation, approved the 2009 Performance Bonus Plan, including the potential payments under the plan and the performance milestones to be achieved. Based on management’s judgment at June 30, 2009 of milestones achieved or achievable, the Corporation accrued bonus expense of $299,000, during the quarter ended June 30, 2009.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Accounts payable	$266,166	$460,234
Accued liabilities	804,225	822,693
Accrued site restoration	5,395	5,395
Sales taxes payable	33,013	4,305
Accrued warranty	96,048	96,048
Total accounts payable and accrued liabilities	$1,204,847	$1,388,675

7.                                      Comprehensive Loss

For the three months ended June 30, 2009 and June 30, 2008, there were no significant differences between the Corporation’s comprehensive loss and its net loss.

8.                                      Recent Accounting Pronouncements

The following accounting pronouncements have been issued recently and may impact the Corporation:

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Corporation does not expect FAS 141R to impact the Corporation’s financial statements unless it acquires another business in the future.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which became effective on November 13, 2008. FAS 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (GAAP). FAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 was replaced by the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168) in June 2009. FAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have a material effect on the Corporation’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

effective for interim and annual periods ending after June 15, 2009. The Corporation has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form10-Q with the Securities and Exchange Commission.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Corporation adopted EITF 07-5 on January 1, 2009 with no impact on operating results or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as WorldHeart or the Corporation. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in WorldHeart’s financial condition and results of operations and cash flows for the three and six months ended June 30, 2009 and June 30, 2008. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in WorldHeart’s audited consolidated financial statements for the year ended December 31, 2008, prepared in accordance with GAAP included in our Annual Report on Form 10—K for the fiscal year ended December 31, 2008.

The discussion and comments contained hereunder include both historical information and “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of  1933, as amended (the “Securities Act”) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are “forward-looking statements” for the purposes of these provisions, including statements regarding our expectations with respect to future development plans for our next-generation product candidates, particularly the Levacor™ Rotary VAD (Ventricular Assist Device), the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as “believe”, “feel”, “expect”, “may”, “will”, “should”, “seek”, “plan”, “anticipate”, “intend” or the negative of those terms, or by discussions of strategy or intentions.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking statements. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; costs and delays associated with clinical trials for our products and next-generation product candidates, such as Levacor Rotary VAD; our ability to manufacture, sell and market our products; decisions and timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008.

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

In November 2006, we announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of our resources on the development of the next generation product, particularly the Levacor VAD. After more than twenty years in clinical use, the Novacor LVAS has reached the natural end of its life cycle and we have been focusing on the development of the Levacor VAD and on activities leading to the start of a US clinical trial with the Levacor VAD in the second half of 2009. In January 2009, we submitted an Investigational Device Exemption (IDE) application to the US Food and Drug Administration for a Bridge-to-Transplant study of the Levacor VAD.

In July 2008, we completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the “Recapitalization Agreement”) dated June 20, 2008 and amended on July 31, 2008, among the Corporation, our wholly owned subsidiary World Heart Inc. (“WHI”), Abiomed, Inc. (“Abiomed”), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, “Venrock”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively, “SSF”) and New Leaf Ventures II, L.P. (“New Leaf”). Simultaneously with the closing of the recapitalization, Abiomed entered into a Termination and Release Letter Agreement with us and converted the full amount of principal and interest owed on the $5,000,000, 8% Secured Convertible Promissory Note (the “Note”) previously issued to Abiomed by the Corporation and WHI into 2,866,667 of our common shares, released the security interest in all of our assets and those of WHI that secured the Note, terminated the warrant Abiomed held to purchase 113,333 of our common shares, forgave other amounts we owed to Abiomed and terminated previously existing agreements, arrangements and understandings with us. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1,400,000 that Venrock and SSF had previously provided to us. As part of the recapitalization transaction, we issued warrants to purchase an aggregate of 83,333 common shares to our advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company.

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

Summary of Quarterly Results

In thousands (000’s) except for per share amounts

(Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2009	2009	2008	2008

Net revenue	$—	$5	$369	$192
Net loss for the period	(4,367)	(3,651)	(3,627)	(7,162)
Net loss applicable to common shareholders	(4,367)	(3,651)	(3,627)	(7,162)
Basic and diluted loss per share	$(0.33)	$(0.28)	$(0.27)	$(0.80)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2008	2008	2007	2007

Net revenue	$536	$635	$348	$532
Net loss for the period	(3,050)	(11,478)	(7,639)	(3,018)
Net loss applicable to common shareholders	(3,050)	(11,478)	(7,639)	(3,018)
Basic and diluted loss per share	$(7.94)	$(29.92)	$(19.92)	$(7.87)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2009	2008	2009	2008
Revenue	—	$536	5	$1,172
Cost of goods sold	25	287	53	687

Gross profit	(25)	249	(48)	485

Operating expenses
Selling, general and administrative	1,476	1,205	2,919	2,405
Research and development	2,608	1,932	4,712	4,425
Clinical and marketing support	—	—	—	6,479
Restructuring costs	198	—	251	—
Amortization of intangibles	48	48	96	96

Total operating expenses	4,330	3,185	7,978	13,405

Operating loss	(4,355)	(2,936)	(8,026)	(12,920)

Other income (expense)	(12)	(113)	8	(1,607)

Net loss applicable to common shareholders	$(4,367)	$(3,049)	$(8,018)	$(14,527)

Weighted average number of common shares outstanding basic and diluted	13,254	384	13,254	384

Basic and diluted loss per common share	$(0.33)	$(7.94)	$(0.60)	$(37.84)

Revenue: In the past, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenues. In addition, and to a greater percentage of overall revenues in recent quarters, we generate revenue from sales of SPUS (Segmented Poly Urethane Solution) used by other medical device manufacturers. We primarily sell our products directly, except for a few countries where we sell through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
(Unaudited)	$	Units	$	Units	$	Units	$	Units
Novacor Product Revenues
Implant kits	$—	Nil	$—	Nil	$—	Nil	$318	5
Peripherals and other	—		111		5		339
	—		111		5		657
SPUS Revenues	—		425		—		515
Total Revenue	$—		$536		$5		$1,172

Revenue for the quarter ended June 30, 2009 was nil reflecting a decrease of $536,000 compared with the quarter ended June 30, 2008. There were no Novacor LVAS implant kits sold in the quarters ended June 30, 2009 and June 30, 2008. Novacor peripherals and other revenue, including Novacor LVAS hardware, peripherals, and services, was nil for the quarter ended June 30, 2009 a decrease of $111,000 compared with the comparable prior year quarter. The overall revenue decrease is attributable to our November 2006 decision to reduce our commercial efforts with respect to the Novacor and focus our resources on the development of our Levacor VAD. In 2007 and 2008, we made the Novacor LVAS available to medical centers only until our inventory was depleted, which occurred in mid-2008. We continue to support our Novacor patients but have discontinued the manufacture and sale of additional Novacor implant kits. Patient support revenue from peripheral Novacor LVAS products is anticipated to be minimal throughout the remainder of 2009.

There was no SPUS revenue for the quarter ended June 30, 2009 compared with $425,000 in the quarter ended June 30, 2008. In all probabilities, SPUS revenue will end in 2009.

Revenue for the first six months of 2009 was $5,000, a decrease of $1,167,000 compared with $1,172,000 recorded in the same period of 2008. Novacor implant kits recognized as revenue for the six months ended June 30, 2009 were nil compared with 5 during the same period of 2008. Revenue generated from Novacor hardware, peripherals and services was $5,000 for the first six months of 2009 compared to $339,000 for the same six-month period in 2008. SPUS revenues were nil for the first six months of 2009 compared with $515,000 for the same six month period in 2008 We anticipate no implant kit sales, no SPUS sales and minimal Novacor peripheral revenues throughout the remainder of 2009.

Cost of goods sold: For the three  and six month periods ended June 30, 2009, cost of goods sold consisted entirely of royalties payable under a minimum annual royalty agreement with Vertellus UK Limited. For the three and six month periods ended June 30, 2008 cost of goods sold, which consisted of raw materials, labor, royalties and other costs related to the manufacture of our Novacor LVAS, was 54% and 59% respectively. The decrease in cost of goods sold during the three and six month periods ended June 30, 2009 compared with the same periods last year is attributable to the complete phase out of our Novacor LVAS product and the decrease in SPUS revenues.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Our other administrative expenses include professional fees, board of director fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2009	2008	2009	2008

Selling	$237	$231	$385	$479
General and administrative	1,239	974	2,534	1,926
Total	$1,476	$1,205	$2,919	$2,405

Selling expenses for the three months ended June 30, 2009 increased by $6,000 or 3%, compared with the same period in 2008. The increase was due to higher stock based compensation expense and an accrual for bonuses under the 2009 Employee Bonus Plan, which is based on achievement of applicable milestones. These increases were almost entirely offset by the reduction in support efforts for the Novacor LVAS. There was no provision for the 2008 Employee Bonus Plan in the comparable 2008 period as the applicable milestones were not achieved. For the six-month period ended June 30, 2009 selling expenses decreased $94,000 or 20%, compared with the six month period ended June 30, 2008. The decrease is attributable to reduced Novacor LVAS support efforts offset by increased stock based compensation expense and the accrual of bonuses under the 2009 Employee Bonus Plan. There was no provision for the 2008 Employee Bonus Plan in the comparable 2008 period as the applicable milestones were not achieved. For the three and six month periods ended June 30, 2009, we recorded $26,000 and $32,000, respectively, in stock-based compensation expense compared with $6,000 and $11,000 in the comparable 2008 periods. Selling expenses primarily relate to enrollment of new centers in the anticipated Levacor clinical trials, field support of existing Novacor patients and marketing/show costs. Selling expenses are expected to increase over the remainder of 2009 as we begin to distribute our next generation Levacor device for evaluation in clinical trials.

General and administrative expenses for the three months ended June 30, 2009 increased by $265,000, or 27%, compared with the same period in 2008. The increase is attributable to increased stock based compensation expense, an accrual for bonuses under the 2009 Employee Bonus Plan, increased salaries from the addition of a new CEO and consulting expenses related to SOX 404 controls which are required to be in place by the end of 2009. There was no provision for the 2008 Employee Bonus Plan in the comparable 2008 period as the applicable milestones were not achieved. For the three month periods ended June 30, 2009 and June 30, 2008, we recorded $134,000, and $43,000, respectively, in stock-based compensation expense. For the six month period ended June 30, 2009 general and administrative expenses increased $608,000 or 32%, compared with the same period in 2008. This increase is attributable to salaries, benefits, recruitment and legal fees associated with our phased consolidation plan, including hiring of our new CEO, the transition of our former CEO into another executive position, the accrual for bonuses under the 2009

Employee Bonus Plan and increased stock based compensation expense. We recorded $203,000 and $96,000, respectively, in stock-based compensation for the six month periods ended June 30, 2009 and 2008, respectively. General and administrative expenses are expected to remain at approximately the same level over the next several quarters.

Research and development: Research and development (R&D) expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Oakland and Salt Lake City facilities.

R&D expenses for the three months ended June 30, 2009 increased by $675,000 or 35%, compared with the three months ended June 30, 2008. The increase is primarily attributable to increased R&D efforts related to the Levacor pilot build for clinical trials, increased stock based compensation expense and an accrual for bonuses under the 2009 Employee Bonus Plan. For the six-month periods ended June 30, 2009 and 2008 R&D expenses increased by $287,000 or 6%. The increase relates to the Levacor pilot build, increased stock based compensation the accrual for bonuses under the 2009 Employee Bonus Plan. For the three and six-month periods ended June 30, 2009 we recorded $115,000 and $144,000 respectively, in stock-based compensation expense compared with $25,000 and $47,000 respectively, in the comparable prior year periods, R&D expenses for our Levacor VAD are expected to increase during the remainder of 2009 with additional development and pre-clinical testing.

Clinical and marketing support-non-cash: On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 of our common shares, exercisable at $0.30 per share, as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% became exercisable in January 2008. In the first quarter of 2008, we recorded non-cash expense of $6.5 million related to the fair value of the warrant. There were no such charges recorded for the three and six month periods ended June 30, 2009.  The warrant was terminated in July 2008 pursuant to the terms of the Recapitalization Agreement.

Restructuring costs: The terms of the employment agreement of our new CEO hired in the first quarter of 2009 contained a Relocation Benefits package to cover reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional estimated tax gross-up payments of up to $48,000. For the quarter ended June 30, 2009, an estimated restructuring charge of $150,000, inclusive of tax gross up payment, was recorded in connection with the CEO’s relocation package. The physical move was completed in the quarter ended June 30, 2009 and we do not expect to record additional relocation expenses for the CEO in the future.  Additionally, we recorded $48,000 in accruals for termination benefits for employees whose positions will be eliminated over time in connection with the relocation of our corporate office to Utah; bringing the total restructuring costs to $198,000 for the quarter ended June 30, 2009. For the six month period ended June 30, 2009 restructuring costs were $251,000 consisting primarily of the CEO Relocation Benefits package and accrued termination benefits. There were no such charges recorded for the three and six month periods ended June 30, 2008.

Amortization of intangibles: Amortization of the acquired MedQuest workforce for the three and six month periods ended June 30, 2009 and June 30, 2008 was $48,000 and $96,000 respectively. This intangible asset is being amortized on a straight-line basis over four years and will be fully amortized in the quarter ending September 30, 2009.

Foreign Exchange: Foreign exchange transactions resulted in losses of $18,000 and $6,000 for the three and six month periods ended June 30, 2009 respectively. For the three and six month periods ended June 30, 2008 foreign exchange losses were $5,000 and $11,000, respectively. The losses relate primarily to the fluctuations in the relative value of the U.S. dollar compared with the Euro and Canadian dollar. We anticipate continued fluctuations of foreign exchange gains and losses.

Investment and other income: Investment and other income for the quarter ended June 30, 2009 was $6,000 compared with a loss of $5,000 during the three month period ended June 30, 2008. The loss in the 2008 quarter resulted from immediate payment discounts granted to customers in order to generate operating funds. Investment and other income for the six-month period ended June 30, 2009 was $14,000 compared to $18,000 for the six-month period ended June 30, 2008. Although average daily balances of invested cash were greater in the 2009 the earnings were lower due to the significant decline in interest rates in 2009. We anticipate our investment income will decrease over the remainder of 2009 resulting from consumption of cash to fund operations.

Interest expense: In the quarter ended June 30, 2008, we recorded interest expense of $103,000 which was accrued interest on the $5.0 million Abiomed convertible note. For the six month period ended June 30, 2008 we recorded interest expense of $1,615,000, of which $1,414,000 related to the beneficial conversion feature of the $4.0 million convertible note issued to Abiomed on January 3, 2008 and $201,000 was accrued interest calculated at 8% on the entire $5.0 million convertible note. The note and accumulated interest was converted into common shares as part of the Recapitalization Agreement. There were no such charges for the three and six-month periods ended June 30, 2009 and only minor interest expense, related to capital leases, of $400 and $800 was incurred in the three and six-month periods ended June 30, 2009. For the remainder of 2009 we anticipate interest expense to increase as we add additional capital leases.

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

At June 30, 2009, we had cash and cash equivalents of $13.3 million, a decrease of $7.4 million from December 31, 2008. For the first six-months of 2009 cash used to fund operating activities was $7.2 million consisting primarily of the net loss for the period of $8.0 million offset by non-cash charges of $179,000 for depreciation and amortization and $379,000 of non-cash stock compensation expense. Working capital changes consisted of a $223,000 decrease in accounts receivable and increases of $108,000 in inventories and $187,000 in accounts payable and accrued compensation offset by an increase of $44,000 in prepaid expenses and other assets.

Investing activities requiring cash resources for the six-months ended June 30, 2009 consisted of $167,000 in property and equipment additions, primarily related to Levacor tooling.

With the receipt of the proceeds from the July 2008 recapitalization, based on our current operating expenses and projected sales of our Levacor VAD when we begin our clinical trials in the second half of 2009, we believe we have sufficient cash to fund operations into 2010.

We are continuing to explore strategic and financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity transactions, convertible debentures and strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products or co-funding of our products. We initiated a phased-in restructuring program in the third quarter of 2008 re-aligning our spending to focus on our key development program, the Levacor VAD, and will continue to carefully manage our overall cash usage.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our ability to bring the Levacor VAD to clinical trials in the second half of 2009 and its acceptance in the marketplace, the rate of investment in our next-generation technologies, particularly the Levacor VAD; the clinical trial costs and the approval process for our next-generation products; our general efforts to improve operational efficiency, conserve cash and implement other cost conservation programs.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a corporation have been detected.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as mentioned below.

On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen’s Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35 million plus costs. The claim was not properly served and to date no proper service has been made. We believe this claim to be without merit and intend to vigorously defend it. To date, no additional communications regarding this claim have been received.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The date of our 2009 annual meeting of shareholders has been delayed by more than 30 calendar days from the anniversary date of our 2008 annual meeting. We currently expect that our annual meeting will be held on September 17, 2009.

ITEM 6.  EXHIBITS

(a)               Exhibits

Exhibit 10.34

Amendment and Restatement of Offer Letter, effective February 4, 2009, between World Heart Inc. and Jal S. Jassawalla (incorporated by reference to Exhibit 10.34 to the Corporation’s Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).

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

World Heart Corporation
(Registrant)

Dated: August 7, 2009	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer

Dated: August 7, 2009	/s/ David Pellone
David Pellone, Vice President, Finance and Chief Financial Officer