Form 10-Q
period 2009-09-30
WORLD HEART CORP
filed 2009-11-16
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from       to

Commission file number:  000-28882

WORLD HEART CORPORATION

(Exact name of registrant as specified in its charter)

Canada	52-2247240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4750 Wiley Post Way, Suite 120, Salt Lake City, UT 84116 USA

(Address of principal executive offices)

(801) 355-6255

(Registrant’s telephone number)

7799 Pardee Lane, Oakland, CA 94621 USA

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

The number of common shares outstanding as of  November 5, 2009 was 13,312,297.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars) (Unaudited)

	September 30, 2009	December 31, 2008 (1)
ASSETS
Current assets
Cash and cash equivalents	$9,959,963	$20,703,724
Trade and other receivables, net of allowance for doubtful accounts of $233,151 and $204,133 at September 30, 2009 and December 31, 2008, respectively	111,002	322,548
Inventory, net of allowance for excess and obsolete of $0 and $2,650,787 at September 30, 2009 and December 31, 2008, repectively	134,801	—
Prepaid expenses	186,097	458,294
	10,391,863	21,484,566
Long-term assets
Property and equipment, net	912,459	651,572
Intangible assets, net	—	107,916
Other long-term assets	156,360	156,360
	1,068,819	915,848
Total assets	$11,460,682	$22,400,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,395,821	$1,388,675
Accrued compensation	1,101,277	897,086
Current portion of capital lease obligations	8,481	—
Deferred revenue	—	3,671
	2,505,579	2,289,432

Long-term liabilities
Non-current portion of capital lease obligations	17,393	—
Total liabilities	2,522,972	2,289,432

Shareholders’ equity
Common stock, no par value, 13,312,297 shares issued and outstanding at September 30, 2009 and 13,253,964 shares issued and outstanding at December 31, 2008,	325,279,751	325,087,252
Additional paid-in-capital	17,992,216	17,323,629
Cumulative other comprehensive loss	(6,285,577)	(6,285,577)
Accumulated deficit	(328,048,680)	(316,014,322)
Total shareholders’ equity	8,937,710	20,110,982
Total liabilities and shareholders’ equity	$11,460,682	$22,400,414

See accompanying notes to condensed consolidated financial statements

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$—	$191,705	$4,765	$1,363,235
Cost of goods sold	25,000	203,289	78,238	889,720
Gross profit (loss)	(25,000)	(11,584)	(73,473)	473,515

Operating expenses
Selling, general and administrative	1,314,857	1,036,002	4,233,750	3,441,193
Research and development	2,557,053	2,226,423	7,268,863	6,651,608
Clinical and marketing support - non-cash	—	—	—	6,478,619
Restructuring costs	98,124	—	349,036	—
Amortization of intangibles	12,204	47,856	107,916	143,568
Total operating expenses	3,982,238	3,310,281	11,959,565	16,714,988

Operating loss	(4,007,238)	(3,321,865)	(12,033,038)	(16,241,473)

Other income (expenses)
Debt inducement expense	—	(3,914,357)	—	(3,914,357)
Unrealized foreign exchange gain (loss)	(13,324)	15,110	(19,506)	4,594
Investment and other income	4,922	102,834	19,285	120,665
Interest expense	(338)	(43,625)	(1,099)	(1,658,703)
Net loss	$(4,015,978)	$(7,161,903)	$(12,034,358)	$(21,689,274)

Weighted average number of common shares outstanding basic and diluted	13,272,781	8,962,943	13,260,374	3,295,793

Basic and diluted loss per common share	$(0.30)	$(0.80)	$(0.91)	$(6.58)

See accompanying notes to condensed consolidated financial statements

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net loss for the period	$(12,034,358)	$(21,689,274)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	249,636	359,369
Gain on sale of property and equipment	(1,309)	—
Write down of inventory	—	355,285
Non-cash stock compensation expense	668,587	211,638
Non-cash interest on debt	—	1,466,143
Non-cash expense for fair value of warrants	—	6,478,619
Non-cash debt inducement expense	—	3,914,357
Unrealized foreign exchange gain (loss)	18,716	(34,471)
Change in operating components of working capital	532,370	(538,549)
Net cash used in operating activities	(10,566,358)	(9,476,883)

Investing activities
Purchase of property and equipment	(372,110)	(45,460)
Net cash used in investing activities	(372,110)	(45,460)

Financing activities
Repayment of capitalized leases	(4,814)	—
Proceeds from sale of property and equipment	1,500	—
Gross proceeds from exercise of warrants	192,499	—
Convertible bridge notes payable	—	1,400,000
Convertible debenture proceeds	—	4,000,000
Common shares issued through private placement	—	28,600,000
Expenses related to private placement and convertible debenture	—	(1,262,291)
Net cash provided by financing activities	189,185	32,737,709
Effect of exchange rates on cash and cash equivalents	5,522	(3,630)
Increase (decrease) in cash and cash equivalents for the period	(10,743,761)	23,211,736
Cash and cash equivalents, beginning of the period	20,703,724	664,504
Cash and cash equivalents, end of the period	$9,959,963	$23,876,240

Supplemental Disclosures of Cash Flow Information:
Bridge loans converted to common stock	$—	$1,400,000
Note payable and accrued interest converted to common stock	—	5,238,444
Accrued bonus paid by issuance of stock	—	457,908

See accompanying notes to condensed consolidated financial statements

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.             Nature of Operations of the Company

WorldHeart Corporation, together with its subsidiaries (collectively referred to as “WorldHeart” or the “Company”, is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Salt Lake City, Utah, Oakland, California and Herkenbosch, Netherlands. Historically, WorldHeart has derived its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment. Commercial activities related to the Novacor LVAS device were discontinued in November 2006 due to more advanced technology becoming available on the market. The Company is currently focusing on the development of its next-generation Levacor™ Rotary VAD (the “Levacor”). In August 2009, the Company received a conditional Investigational Device Exception from the U.S. Food and Drug Administration (“FDA”) for the Levacor and expects to initiate a clinical trial in the fourth quarter of 2009. The Company expects to realize cost recoveries from the use of the Levacor in the US clinical trials. Such recoveries are expected to be an important part of the Company’s overall operating cash flows starting in 2010. The Company is also developing a small, minimally invasive VAD (“MiVAD”) aimed at providing partial circulatory support to patients in an earlier stage of heart failure.

2.             Basis of Presentation and Liquidity

The accompanying interim unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statement of WorldHeart and its subsidiaries. In management’s opinion, the interim financial data presented includes all adjustments consisting solely of normal recurring items necessary for fair presentation. All material inter-company transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2009 or for any future period.

The preparation of these consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenue, warranty, legal and restructuring reserves. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements contemplate continuation as a going concern. The Company has sustained substantial losses from operations since inception, and such losses have continued through September 30, 2009. As of September 30, 2009, the Company had an accumulated deficit of approximately $328.1 million. The Company believes that cash on hand is sufficient to support its planned operations through the middle of 2010.

3.     Summary of Accounting Policies

Cash Equivalents

Cash equivalents include money market funds, debt instruments of commercial enterprises, financial institutions and government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. The composition and maturities are regularly monitored by management.

Inventory

Inventory is valued at the lower of average cost or net realizable value. Cost is determined on a standard cost basis which approximates the first-in-first-out, or FIFO, method. Work-in-process and finished goods include direct and indirect labor and manufacturing overhead. Provisions are made to reduce excess and obsolete inventories to net realizable value.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Prior to August 20, 2009, primarily all costs associated with manufacturing the Levacor system were included in research and development expense. Effective August 20, 2009, we began to capitalize in inventory the costs of manufacturing which as of September 30, 2009 consisted primarily of raw material components. At that date, the Company had product on hand that had been previously expensed, which is subsequently being utilized in the production and sales of finished goods. Until the Company sells all inventories for which costs were previously expensed, the carrying value of its inventories and related cost of revenues do not include the cost of this previously expensed inventory. The Company could be required to expense capitalized costs of the Levacor system in the event of a denial or delay of approval by U.S. regulatory body or delay in commercialization, or other potential factors.

All costs associated with developing and manufacturing products other than the Levacor system are included in research and development expense.

Foreign Currency Translation and Functional Currency

The condensed consolidated financial statements of the Company are presented in U.S. dollars. Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. The accumulated other comprehensive loss on the balance sheet represents the impact of converting to U.S. dollars prior to January 1, 2004. Exchange gains and losses are included in net loss for the year.

Fair Value Measurements and Financial Instruments

The Company measures certain financial assets (cash and cash equivalents) at fair value on a recurring basis. The Company’s investments in cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The carrying amounts of certain of the Company’s non-financial instruments including accounts receivable, accounts payable, accrued liabilities and capital lease liability approximate fair value due to their short maturities.

Revenue Recognition, Accounts Receivable and Deferred Revenue

Revenue from product and service sales is recognized when all of the following criteria are met:  persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collection is reasonably assured.

The significant elements of the Company’s multiple-element offerings are Implant Kits, Peripherals and Other. For arrangements with multiple elements, the Company recognizes revenue using the residual method as described in FASB Accounting Standards Codification (“ASC”)  985-605 “Revenue Recognition- Software” or ASC 605-25 “Revenue Recognition of Multiple Element Arrangements”  Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

The Company regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. The Company has provided certain customers with deferred payment terms. Certain products are covered by a limited warranty. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

Warranty

The Company provided warranty for its Novacor LVAS product for various periods against defects in material or installation workmanship. The Company provided for a three year warranty related to the sale of Novacor LVAS Implant Kits and Peripherals. The warranty reserve is included in accounts payable and accrued expenses. The Company is currently providing a two year warranty related to the sale of its Levacor system peripherals.

Research and Development Costs

Research and development (“R&D”) costs, including research performed under contract by third parties, are expensed as incurred.  For the purchase of research and development technology under an assignment or license agreement, the Company records R&D expense in accordance with ASC 730 “Research and Development”.

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in Financial Accounting Standards Board ASC 420 “Exit or Disposal Cost Obligations” based on estimates of fair value in the period the liabilities are

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate, for changes in circumstances.

Shipping and Handling Costs

In accordance with ASC 605-45-20,  the Company records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Company’s shipping and handling costs are not significant.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2009 and 2008, basic earnings per share are the same as diluted earnings per share as a result of the Company’s  common stock equivalents being anti-dilutive due to the Company’s net loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested in money market funds. The Company has no trade accounts receivable as of September 30, 2009. Once clinical trials begin, the Company expects its trade accounts receivable to increase and expects for this to be derived primarily from sales to customers located in the United States. The Company will perform ongoing credit evaluations of its customers and generally will not require a collateral. The Company maintains reserves for potential credit losses.

Intangible Assets

Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter.

The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, changes in technology, significant litigation or other items. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

The Company’s intangible assets have a carrying value of zero and are fully amortized as of September 30, 2009. This intangible asset was related entirely to the $766,000 value assigned to the workforce acquired in the MedQuest Acquisition in July 2005.  These intangible assets were amortized on a straight-line basis over their estimated useful life of four years.  Other intangible assets that relate to the Company’s Novacor product have been fully amortized since December 2005.

Income Taxes

Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized.

The Company adopted the provisions of ASC 740 “Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC 740  to all tax positions for which the statute of limitations remained open.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounts Standards Boards Accounting Standards Codification  (FASC) Topic 718 which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. WorldHeart recognizes the stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

4.     Reverse Stock Split

On October 27, 2008, the Company effected a thirty-for-one reverse stock split of its capital and previously, on May 30, 2007, the Company effected a ten-for-one reverse stock split of its capital stock. The reverse stock split in both years was approved by the Company’s Board of Directors and by the Company’s shareholders.

Pursuant to the October 2008 reverse stock split, each holder of the Company’s common shares on October 27, 2008, the date of effectiveness of the most recent reverse stock split, became entitled to receive one new common share in exchange for every thirty old common shares held by such shareholder.

The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

5.                                      Inventory

The Company determined that its first-generation Novacor LVAS reached the natural end of its product life cycle in 2006 and  shifted its business focus to the development, clinical trial and subsequent commercialization of Levacor. The Company wrote-down gross Novacor LVAS inventories of $2,650,787 to a net carrying value of zero at December 31, 2008. During the three months ended September 30, 2009, fully reserved Novacor LVAS inventories of $2,650,787 were written-off against the reserve. To date, the Company has capitalized $134,801 of certain Levacor inventory that will subsequently be utilized in the production and future sale of finished goods. The Company could be required to expense capitalized costs of the Levacor in the event of a denial or delay of approval by the FDA, a delay in commercialization, or other potential factors.

	September 30, 2009	December 31, 2008
Raw materials	$134,801	$—
Work in progress	—	—
Finished goods	—	—
Total inventory	$134,801	$—

6.                                      Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for employee wages and Board of Director fees, severance, relocation benefits, vacation, and clinical and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	September 30, 2009	December 31, 2008
Accrued wages	$113,722	$60,090
Accrued severance	179,917	65,344
Accrued relocation benefits	51,461	—
Accrued vacation	443,010	423,009
Accrued bonuses	313,167	348,643
Total accrued compensation	$1,101,277	$897,086

CEO Relocation Benefits

The terms of the employment agreement of the Company’s CEO, hired in the first quarter of 2009, contained a Relocation Benefits package to cover reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional tax gross-up payments amounting to approximately $48,000. During the three month period ended June 30, 2009, the physical move was completed and an estimated restructuring charge of $150,000 was recorded. During the three months ended September 30, 2009, $90,000 of the estimated $150,000 was paid; the balance to be paid upon final determination of the actual charges.

Performance Bonus

On March 25, 2009, the Compensation Committee, as confirmed by the Board of Directors of the Company, approved the 2009 Performance Bonus Plan, including the potential payments under the plan and the performance milestones to be achieved. Based

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

on management’s judgment as of September 30, 2009 of milestones achieved or achievable, the Company accrued bonus expense of $275, 000 for the nine months ended September 30, 2009.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$274,195	$460,234
Accued liabilities	1,025,578	832,393
Accrued warranty	96,048	96,048
Total accounts payable and accrued liabilities	$1,395,821	$1,388,675

7.                      Property and Equipment

For the three and nine months ended September 30, 2009, the Company wrote-off certain property and equipment and booked $1,309 as a gain on the disposal of property and equipment.

	September 30, 2009
	Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	$174,410	$(118,538)	$55,872
Computer equipment & software	638,713	(518,735)	119,978
Manufacturing & research equipment	2,534,220	(1,970,132)	564,088
Leasehold improvements	558,884	(386,363)	172,521
	$3,906,227	$(2,993,768)	$912,459

	December 31, 2008
	Cost	Accumulated Depreciation	Net Book Value
Furniture & fixtures	$139,977	$(112,080)	$27,897
Computer equipment & software	607,249	(491,752)	115,497
Manufacturing & research equipment	2,231,820	(1,910,458)	321,362
Leasehold improvements	529,112	(342,296)	186,816
	$3,508,158	$(2,856,586)	$651,572

Depreciation expense for the three months ended September 30, 2009 and September 30, 2008 was $58,056 and $72,337, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $141,720 and $215,800, respectively.

8.                      Intangible Assets

The cost and accumulated amortization of the Company’s intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	September 30, 2009
	Cost	Amortization	Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	5,137,242	—
	$11,328,940	$11,328,940	$—

	December 31, 2008
	Cost	Amortization	Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	5,029,326	107,916
	$11,328,940	$11,221,024	$107,916

9.              Comprehensive Income

For the three and nine months ended September 30, 2009 and September 30, 2008, there were no significant differences between the Company’s comprehensive loss and its net loss.

10.  Stock-based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounts Standards Boards Accounting Standards Codification  (FASC) Topic 718 which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. Topic 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three and nine months ended September 30, 2009 and 2008 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of Topic 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$168,129	$37,518	$403,079	$144,645
Research and development	121,093	20,034	265,508	66,993
Total	$289,222	$57,552	$668,587	$211,638

As of September 30, 2009, approximately $3,454,851 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately seventeen quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at September 30, 2009. At September 30, 2009, the aggregate intrinsic value of all outstanding options was $1,865,554 with a weighted average remaining contractual term of approximately 9.4 years. Of the 1,509,063 outstanding options, 26,123 options were exercisable, with a weighted average remaining contractual life of 4.6 years and 1,482,940 options were unvested, with a weighted average remaining contractual life of 9.5 years. No options were exercised under the Company’s 2006 Equity Incentive Plan during the three and nine months ended September 30, 2009.

A summary of the status and changes the Company’s non-vested options, subject to Topic 718 calculation for the three and nine months ended September 30, 2009 is presented below:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	7,436	$87.33
Granted	1,027,169	2.42
Vested	(3,367)	96.45
Forfeited	—	—
Nonvested at March 31, 2009	1,031,238	$2.73
Granted	329,079	2.33
Vested	(213)	80.51
Forfeited	—	—
Nonvested at June 30, 2009	1,360,104	$2.62
Granted	131,000	4.41
Vested	(147)	49.38
Forfeited	(8,017)	2.54
Nonvested at September 30, 2009	1,482,940	$2.77

Valuation Assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  During the three and nine months ended September 30, 2009, 131,000 and 1,487,248 stock options were granted, respectively.  For the three and nine month periods ended September 30, 2009, the weighted average fair value of the options granted was $4.41 and $2.58, respectively. The following weighted average assumptions were utilized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average risk free interest rate	2.8%	—	2.4%	3.4%
Expected life (in years)	5.5	—	5.5	5.5
Expected volatility	156.4%	—	155%	133%
Dividend yield	0.0%	—	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company uses a term of 5.5 years for all its stock options. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve. The following table summarizes stock option and warrant activity for 2009:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
Outstanding at December 31, 2008	29,803	$324.80	2,969	$298.61	84,395	$7.32	117,167
Granted	1,027,169	2.59	—	—	—	—	1,027,169
Expired	(241)	1,632.93	(7)	4,089.99	—	—	(248)
Forfeited	—	—	—	—	—	—	—
Outstanding at March 31, 2009	1,056,731	$11.31	2,962	$289.65	84,395	$7.32	1,144,088
Granted	329,079	2.50	—	—	—	—	329,079
Expired	(509)	460.00	—	—	—	—	(509)
Forfeited	—	—	—	—	—	—	—
Outstanding at June 30, 2009	1,385,301	$9.05	2,962	2.89.65	84,395	$7.32	1,472,658
Granted	126,000	4.63	5,000	2.75	—		131,000
Expired	(2,123)	383.00	(60)	(880.00)	(646)	465.00	(2,829)
Exercised	—	—	—	—	(58,333)	3.30	(58,333)
Forfeited	(8,017)	2.76	—	—	—	—	(8,017)
Outstanding at September 30, 2009	1,501,161	$8.18	7,902	$117.03	25,416	$19.97	1,534,479

11.  Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on November 16, 2009.

On November 13, 2009, the Company and LaunchPoint Technologies LLC (“LaunchPoint”) entered into an Amendment Agreement amending the existing Assignment Agreement that the Company and LaunchPoint entered into in September 2008. Under the Amendment Agreement, LaunchPoint assigned additional technology and intellectual property to the Company in exchange for (a) increased royalty on net future sales through 2020 (or the date of expiry of the last to expire patents assigned to the Company) of products using all technology, with minimum annual royalties to LaunchPoint of approximately $129,000 for the first four years and payment of $60,000, thereafter, (b) entry into an R&D services agreement of $225,000, and (c) the issuance of a $1.0 million convertible promissory note.

The Company, at its discretion and depending on its involvement, can choose to reimburse LaunchPoint to cover market rates for government grants and contracts. LaunchPoint provided the Company an Option on all future technology related to rotary pumps that provide assisted circulation, whether or not reimbursed by WorldHeart.

Within 30 days of November 1, 2009 (the “Amendment Date”), WorldHeart will issue to LaunchPoint a convertible promissory note (the “LaunchPoint Note”) in the principal amount of $1,000,000, with interest at 4.5% per annum, maturing six years from the date of issuance (the “Issuance Date”). Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for 5 years.  LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to the second anniversary of the Amendment Date, any outstanding balance of the LaunchPoint Note at a 15% discount.

12.       Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that the Company believes are of significance, or potential significance to the Company based upon current operations.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which was primarily codified into FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an indefinite-lived intangible asset for which no amortization is taken until abandonment or termination of the research and development activity; the intangible asset will be tested annually for impairment. The rules regarding asset acquisitions of in process research and development items was modified by EITF 09-02 “Research and development assets acquired in an Asset acquisition” issued in March 2009 to comply with FAS 141(R).  The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance had no impact on the Company’s condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2009.

Effective January 1, 2009, the Company adopted, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets  (“FSP No. 142-3”) which was primarily codified into FASB ASC 350,  Intangibles — Goodwill and Other (“ASC 350”). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s condensed consolidated results of operations or financial condition as of, and for the three and nine months ended September 30, 2009.

Effective January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)  (“FSP 14-1”) which was primarily codified into FASB ASC 470 —  Debt  (“ASC 470”). Current guidance specifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate and requires retrospective application for all periods presented. The adoption did not have a material impact on the Company’s condensed consolidated results of operations or financial condition for all periods presented.

Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”) which was primarily codified into FASB ASC 855 —  Subsequent Events  (“ASC 855”). The current guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has evaluated subsequent events through November 16, 2009, the date the condensed consolidated financial statements were issued.

Effective April 1, 2009, the Company adopted FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2” and “FSP 124-2”) which was primarily codified into FASB ASC 320 — Investments — Debt and Equity Securities (“ASC 320”). The current guidance provides new guidance on the recognition and presentation of an other-than-temporary impairments, as well as extends certain annual disclosure requirements to interim periods. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Effective September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles- a replacement of Financial Statement No. 162 (“SFAS 168”) which was primarily codified into FASB ASC 105 —  Generally Accepted Accounting Principles . Current guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”) (previously Emerging Issues Task Force (“EITF”) Issue No. 08-1,  Revenue Arrangements with Multiple Deliverables  (“EITF 08-1”)). ASU 2009-13

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its condensed consolidated financial statements.

In September 2009, the FASB ratified ASU 2009-14 (“ASU 2009-14”) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-14 on our condensed consolidated financial statements and whether the Company will adopt the standard early.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company.” The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in our financial condition and results of operations and cash flows for the three and nine months ended September 30, 2009 and September 30, 2008. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2008, prepared in accordance with U.S. GAAP, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation product candidates, such as the Levacor Rotary VAD; our ability to manufacture, sell and market our products; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008.

OVERVIEW

Our business is focused on the development and sale of ventricular assist devices (“VADs”), particularly our Levacor Rotary VAD (the “Levacor VAD” or the “Levacor”). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. In August 2009, the Company received a conditional Investigational Device Exception from the U.S. Food and Drug Administration (“FDA”) for the Levacor at ten U.S. centers and expects to initiate the clinical trial in the fourth quarter of 2009. Clinical study enrollment will involve approximately 205 subjects with an opportunity to demonstrate statistical significance through a planned interim analysis of approximately 155 subjects. The follow-up period for subjects in the Bridge-to-Transplant (“BTT”) clinical trial is six months with the end points of the BTT study being heart transplant or six month survival. We expect to initiate a CE Mark clinical trial in Europe with Levacor by the end of 2010 and plan to initiate a destination therapy clinical study in the U.S. with Levacor by the first half of 2011.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon and Launchpoint Technologies, LLC, have been developing a small, magnetically levitated, axial rotary pediatric VAD (“PediaFlow™”). The PediaFlow is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (“NIH”). The technology embodied in the PediaFlow is also intended to form the basis for a small, minimally invasive VAD (“MiVAD”). The MiVAD is aimed at providing partial circulatory support in early-stage heart failure patients. We expect to be in the clinic with the MiVAD  in 2013.

In the past, we derived most of our revenue from our Novacor LVAS and related peripheral equipment, which we sold directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. In November 2006, we announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of our resources on the development of next generation products, particularly the Levacor VAD.

In July 2008, we completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (the “Recapitalization Agreement”) dated June 20, 2008 and amended on July 31, 2008, among WorldHeart, our wholly owned subsidiary World Heart Inc. (“WHI”), Abiomed, Inc. (“Abiomed”), Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively, “Venrock”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund,

L.P. and Austin W. Marxe (collectively, “SSF”) and New Leaf Ventures II, L.P. (“New Leaf”). Simultaneously with the closing of the recapitalization, Abiomed entered into a Termination and Release Letter Agreement with us and converted the full amount of principal and interest owed on the $5,000,000, 8% Secured Convertible Promissory Note (the “Note”) previously issued to Abiomed by us and WHI into 2,866,667 of our common shares, released the security interest in all of our assets and those of WHI that secured the Note, terminated the warrant Abiomed held to purchase 113,333 of our common shares, forgave other amounts we owed to Abiomed and terminated previously existing agreements, arrangements and understandings with us. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1,400,000 that Venrock and SSF had previously provided to us. As part of the recapitalization transaction, we issued warrants to purchase an aggregate of 83,333 common shares to our advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company.

On August 21, 2008, we announced that we were embarking on a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. As part of our consolidation plan, on February 4, 2009, we announced that we had appointed Mr. John Alexander Martin as our President and Chief Executive Officer and on August 10, 2009, we announced that we had appointed Mr. Morgan R. Brown as our Executive Vice President and Chief Financial Officer, with both positions based in Salt Lake City, Utah. Mr. Jal S. Jassawalla, our former President and CEO, currently our Executive Vice President and Chief Technology Officer, continues to be based in Oakland, California, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs.

Research and development by our competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe, and one device received U.S. marketing approval for the Bridge-to-Transplant indication in 2008. We believe that our Levacor VAD has significant clinical durability and ease of use benefits as compared to our competitors.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008

(United States Dollars and shares in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2009	2008	2009	2008
Revenue	—	$192	5	$1,363
Cost of goods sold	25	204	78	890

Gross profit	(25)	(12)	(73)	474

Operating expenses
Selling, general and administrative	1,315	1,036	4,234	3,441
Research and development	2,557	2,226	7,269	6,651
Clinical and marketing support	—	—	—	6,479
Restructuring costs	98	—	349	—
Amortization of intangibles	12	48	108	144
Total operating expenses	3,982	3,310	11,960	16,715

Operating loss	(4,007)	(3,322)	(12,033)	(16,241)

Other income (expense)	(9)	(3,840)	(1)	(5,448)

Net loss applicable to common shareholders	$(4,016)	$(7,162)	$(12,034)	$(21,689)

Weighted average number of common shares outstanding basic and diluted	13,273	8,963	13,260	3,296

Basic and diluted loss per common share	$(0.30)	$(0.80)	$(0.91)	$(6.58)

Revenue: In the past, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenue. In addition, we generated revenue from sales of SPUS (Segmented Poly Urethane Solution) used by one other medical device manufacturer. We have historically sold our products directly, except for a few countries where we sold through distributors.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2009		2008		2009		2008
	$	Units	$	Units	$	Units	$	Units
Novacor Product Revenues
Implant kits	$—	Nil	$—	Nil	$—	Nil	$318	5
Peripherals and other	—		102		5		440
	—		102		5		758
SPUS Revenues	—		90		—		605
Total Revenue	$—		$192		$5		$1,363

Total revenue for the three months ended September 30, 2009 was nil reflecting a decrease of $192,000, or 100%, compared with the three months ended September 30, 2008. There were no Novacor LVAS implant kits sold during the three months ended  September 30, 2009 and September 30, 2008. Novacor peripherals and other revenue was nil for the three months ended September 30, 2009, a decrease of $102,000, or 100%, compared with the quarter ended September 30, 2008. The overall revenue decrease is attributable to our November 2006 decision to reduce our commercial efforts with respect to the Novacor LVAS and focus our resources on the development of our Levacor VAD. In 2007 and 2008, we made the Novacor LVAS available to medical centers only until our inventory was depleted, which occurred in mid-2008. We continue to support our Novacor patients but have discontinued the manufacture and sale of additional Novacor implant kits. We do not anticipate any Novacor product revenues throughout the remainder of 2009.  There was no SPUS revenue for the three months ended September 30, 2009 compared with $90,000 during the three months ended September 30, 2008. The decrease is a result of this revenue being associated with one customer with no purchase orders being placed in 2009. We anticipate that SPUS revenues will continue to be unpredictable as we are dependent on only one customer.

Total revenue for the nine months ended September 30, 2009 was $5,000, a decrease of $1,358,000, compared with $1,363,000 recorded in the same period in 2008. Novacor implant kit revenue was nil and $318,000, for the nine months ended September 30, 2009 and 2008, respectively. We sold five Novacor implant kits during the nine months ended September 30, 2008 compared to zero in the nine months ended September 30, 2009 which contributed to this significant decrease. Revenue generated from peripherals and others was $5,000 for the nine months ended September 30, 2009, compared to $758,000 for the same period in 2008, a decrease of $753,000, or 99%. The decrease is a result of our 2006 decision to no longer support commercial sales of Novacor LVAS. SPUS revenues were nil for the first nine months of 2009 compared with $605,000 for the same nine month period in 2008. This fluctuation in SPUS sales is a result of our dependence on only one customer. We do not anticipate any Novacor-related revenues throughout the remainder of 2009.

Cost of goods sold: For the three and nine months ended September 30, 2009, cost of goods sold consisted entirely of royalties payable under a minimum annual royalty agreement with Vertellus UK Limited. For the three and nine months ended September 30, 2008, cost of goods sold was 106% and 65%, respectively, of total revenue. Cost of goods sold during the three and nine months ended September 30, 2008 consisted of raw materials, labor, royalties and other costs related to the manufacture of our Novacor LVAS, as well as Novacor LVAS inventory write-downs of $99,000 and $355,000, respectively.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily relate to enrollment of new centers in the anticipated Levacor clinical trials, field support of existing Novacor LVAS patients and marketing/trade show costs. Our administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2009	2008	2009	2008

Selling	$169	$214	$554	$693
General and administrative	1,146	822	3,680	2,748
Total	$1,315	$1,036	$4,234	$3,441

Selling expenses for the three months ended September 30, 2009 decreased by $45,000, or 21%, compared with the same period in 2008. The decrease is attributable to the continued decline of Novacor LVAS support efforts. For the nine months ended September 30, 2009, selling expenses decreased $139,000, or 20%, compared with the nine months ended September 30, 2008. For the three and nine months ended September 30, 2009, we recorded $22,000 and $54,000, respectively, in stock-based compensation expense compared with $5,000 and $16,000, respectively, in the comparable 2008 periods. Selling expenses are expected to increase as we begin to supply our Levacor device for evaluation in clinical trials.

General and administrative expenses for the three months ended September 30, 2009 increased $324,000 or 39% compared with the same period in 2008. The increase is primarily attributable to an increase in stock based compensation expense ($114,000), increased legal fees ($83,000), increased salaries from the addition of a new CEO and CFO ($125,000), and increased costs associated with filing of our annual meeting, proxy statement and other annual meeting related costs. For the nine months ended September 30, 2009, general and administrative expenses increased $932,000, or 34% compared with the nine months ended September 30, 2008. This increase is attributable to salaries, benefits, recruitment, consulting  and legal fees associated with our phased consolidation plan, including hiring of our new CEO and CFO and the transition of our former CEO into another executive position ($580,000), an increase in the accrual for bonuses ($128,000), and increased stock based compensation expense ($220,000). For the three and nine months ended September 30, 2009, we recorded $146,000, and $349,000, respectively, in stock-based compensation expense associated with general and administrative employees compared with $32,000 and $128,000, respectively, recorded in the comparable 2008 periods. General and administrative expenses are expected to continue to increase as we add additional employees and activities to support the Levacor clinical trials.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

Research and development expenses for the three months ended September 30, 2009 increased $331,000, or 15%, compared with the three months ended September 30, 2008. The increase is primarily attributable to increased R&D efforts related to the Levacor build for clinical trials ($153,000) and increased stock based compensation expense ($122,000). Research and development expenses for the nine months ended September 30, 2009 increased by $618,000, or 9%, from the nine months ended September 30, 2008. The increase is primarily attributable to increased R&D efforts related to the Levacor build for clinical trials ($272,000), increased stock based compensation expense ($220,000), an increase in the accrual for bonuses ($180,000), increased Clinical Research Organization (“CRO”) costs associated with our planned Levacor clinical study ($93,000) and increased consultant costs ($87,000). These increases were offset in part by decreased salaries resulting from our phased consolidation plan to our Salt Lake City, Utah facility announced in August, 2008. For the three and nine months ended September 30, 2009, we recorded $121,000, and $266,000, respectively, in stock-based compensation expense associated with research and development employees compared with $21,000 and $67,000, respectively, recorded in the comparable 2008 periods. Research and development expenses are expected to increase during the remainder of 2009 as we continue to develop our Levacor Rotary VAD and continue activities on pre-clinical testing and other product development.

Clinical and marketing support-non-cash: On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 of our common shares, exercisable at $0.30 per share, as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% became exercisable in January 2008. In the first quarter of 2008, we recorded non-cash expense of $6.5 million related to the fair value of the warrant. There were no such charges recorded for the three and nine months ended September 30, 2009. The warrant was terminated in July 2008 pursuant to the terms of the Recapitalization Agreement.

Debt inducement expense: In the three and nine months ended September 30, 2008, we recorded an expense of $3.9 million associated with the induced conversion of  a secured convertible promissory note in the principal amount of $5.0 million that was held by Abiomed and termination of previously existing agreements and warrants. There was no such charge recorded for the three and nine months ended September 30, 2009.

Restructuring costs: Restructuring costs consist primarily of termination benefits of several employees and relocation benefits of our new CEO. The terms of the employment agreement of our new CEO, hired in the first quarter of 2009, contained a Relocation Benefits package to cover reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional estimated tax gross-up payments of up to $48,000. As such, we have recorded an estimated restructuring charge of $150,000, inclusive of tax gross up payment during the nine months ended September 30, 2009. We do not expect to record additional relocation expenses for the CEO in the future. Additionally, we recorded $48,000 and $199,000, respectively, during the three and nine months ended September 30, 2009 for termination benefits for employees whose positions will be eliminated over time in connection with the relocation of our corporate office to Salt Lake City, Utah. There were no such charges recorded for the three and nine months ended September 30, 2008.

Amortization of intangibles: Amortization of acquired workforce for the three months ended September 30, 2009 and September 30, 2008 was $12,000 and $48,000, respectively. Amortization expense for the nine months ended September 30, 2009 and September 30, 2008 was $108,000 and $144,000 respectively. This intangible asset was being amortized on a straight-line basis over four years and became fully amortized in August 2009.

Foreign Exchange: Foreign exchange transactions resulted in losses of $13,000 and $20,000, respectively, for the three and nine months ended September 30, 2009. This compares with gains of $15,000 and $5,000, respectively, for the three and nine months ended September 30, 2008. Gains and losses relate primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro and Canadian dollar. We anticipate continued fluctuations of foreign exchange gains and losses.

Investment and other income: Investment and other income for the three months ended September 30, 2009 was $5,000 compared to $103,000 during the three months ended September 30, 2008. Investment and other income for the nine months ended September 30, 2009 was $19,000, compared to $121,000 for the nine months ended September 30, 2008. Although average daily balances of invested cash were greater in the three and nine months ended September 30, 2009, compared to the corresponding periods of the prior years, the earnings were lower due to the significant decline in interest rates in 2009. We anticipate our investment income will decrease over the remainder of 2009 resulting from consumption of cash to fund operations.

Interest expense: For the nine months ended September 30, 2008, we recorded interest expense of $1,659,000, of which $1,414,000 related to the beneficial conversion feature of the $4.0 million convertible note issued to Abiomed on January 3, 2008, $236,000 was accrued interest calculated at 8% on the entire $5.0 million convertible note, $8,000 was interest on the a bridge loan facility of $1,400,000 that Venrock and SSF had previously provided to us and $1,000 related to other financing arrangements. The note and accumulated interest was converted into common shares as part of the Recapitalization Agreement. There were no similar charges for the three and nine months ended September 30, 2009 and only minor interest expense related to capital leases of $300 and $1,100, respectively, was incurred during the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue and investment income, these funds have provided us with the resources to operate our business, sell and support our products, fund our research and development programs and clinical trials, apply for and obtain the necessary regulatory approvals and develop new technologies and products.

At September 30, 2009, we had cash and cash equivalents of $10.0 million, a decrease of $10.7 million from December 31, 2008. For the first nine months of 2009, cash used to fund operating activities was $10.6 million, consisting primarily of the net loss for the period of $12.0 million, offset by non-cash charges of $250,000 for depreciation and amortization and $669,000 for non-cash stock compensation expense. Working capital changes consisted of a $484,000 decrease in accounts receivable and prepaid expenses and a $184,000 increase in accounts payable and accrued compensation. This was offset by an increase in inventories of $135,000. For the first nine months of 2008, cash used to fund operating activities was $9.5 million, consisting primarily of the net loss for the period of $21.7 million and working capital increases of $248,000, offset by non-cash charges of $359,000 for depreciation and amortization, $212,000 in stock compensation, $1.5 million related to the beneficial conversion of our debt, $6.5 million in warrant expense, and $3.9 million in debt inducement expense.

Investing activities in 2009 requiring cash resources consisted of $372,000 in property and equipment additions primarily related to Levacor tooling and manufacturing equipment, compared to $45,000 during the same period in 2008.

Financing activities in 2009 included proceeds of $192,000 from the exercise of warrants and $2,000 from the sale of property and equipment offset by $5,000 of capital lease repayments. Financing activities in 2008 consisted of $30.0 million proceeds from our private placement transaction and recapitalization, $1.4 million in a bridge loan, and $4.0 million in convertible debentures, offset by $1.3 million in expenses related to the private placement and convertible debentures..

With the receipt of the proceeds from the July 2008 recapitalization and based on our current operating expenses and projected sales of our Levacor VAD when we begin our clinical trials, we believe we have sufficient cash to fund operations into the middle of 2010.

We are continuing to explore strategic and financing alternatives, including equity financing transactions and corporate collaborations. Equity financings could include, but are not limited to, private investments in public equity transactions, convertible debentures and strategic equity investment by interested companies. Corporate collaborations could include licensing of one or more of our products or co-funding of our products. We initiated a phased-in restructuring program in the third quarter of 2008 and continue to re-align our spending to focus on our key development program, the Levacor VAD, and will continue to carefully manage our overall cash usage.

Our long-term working capital and capital requirements will depend upon numerous factors, including the following: our ability to bring the Levacor VAD to clinical trials in the fourth quarter of 2009 and its acceptance in the marketplace, the rate of investment in our next-generation technologies, particularly the Levacor VAD; the clinical trial costs and the approval process for our next-generation products; our general efforts to improve operational efficiency, conserve cash and implement other cost conservation programs; and our ability to raise additional capital through equity financings on reasonable terms, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting polices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

NEW ACCOUNTING STANDARDS

Refer to Note 12, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

Our exposure to interest rate risk is currently confined to interest earnings on our cash that is invested in highly liquid money market funds. The primary objective of our investment activities is to preserve our capital to fund operations. We seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financing instruments in our investing portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal and other portfolio considerations.

Foreign Currency Rate Fluctuations

Since January 1, 2004, the functional currency of the Company has been the US dollar. For United States reporting purposes, we translate all assets and liabilities of our Netherlands and Canadian entities, which have minimum business activities, at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments are included in net loss for the year.

Our Canadian and Netherlands entities hold Canadian dollar and Euro denominated cash accounts. Fluctuations in the exchange rate of the U.S. dollar against the Canadian dollar or Euro can result in foreign currency exchange gains and losses that impact our financial results and our overall cash position. These foreign currency transaction gains and losses are included in other income (loss), net in the consolidated statements of operations. The gains and losses are recorded in US dollars, our functional currency, upon consolidation, for United States reporting purposes. Continued fluctuation of the exchange rate could result in financial results that are not comparable from quarter to quarter.

We do not presently utilize foreign currency forward contracts and instead hold minimum cash reserves in the currency in which those reserves are anticipated to be expended.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, due to the 2008 Restructuring Plan and the subsequent consolidation of offices to Salt Lake City, Utah and reduction in employees, we are in the process of reviewing all of our internal controls over financial reporting in an effort to maximize the value of existing internal controls in a smaller more centralized company. Additionally, during the third quarter of 2009, we have hired several new accounting personnel in our Salt Lake City office that will support our internal control efforts over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as described in our Annual report on Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008. The following risk factors are amended and restated in its entirety:

We will require significant capital investment to continue our product development programs and to bring future products and product enhancements to market, and if adequate funding is not available, our financial condition will be adversely affected and we may have to further curtail or eliminate our development programs and significantly reduce our expenses or be forced to cease operations.

Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor Rotary VAD and other technologies, requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, while in November 2006 we embarked on a significant restructuring and cost reduction initiative and in August 2008, we announced a significant restructuring, cost reductions and consolidation initiatives, we may be required to further reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. We believe that cash on hand will be sufficient to support our planned operations through the middle of 2010. We are continuing to explore strategic and financing alternatives, including equity financing transactions and corporate collaborations. The inability to obtain additional financing or enter into strategic relationships when needed will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

Since our inception in 1996 through September 30, 2009, we have incurred cumulative losses of approximately $328.1 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased over the past years, primarily due to our investment in the development programs for our next generation Levacor Rotary VAD. Our research and development activities will likely result in additional significant losses in future periods. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party manufacturers, and risks related to dependence on sole suppliers.

The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party manufacturers, unanticipated technological problems and delays. From time to time in the past, we have experienced manufacturing challenges and delays, and we may experience manufacturing challenges and delays in the future.  Any such challenges or delays, if significant, could negatively affect our ability to develop and deliver our products in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material adverse effect on our business, financial condition and results of operations.

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

(None)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our Special Meeting of Shareholders was held on September 17, 2009.

(b)          In an uncontested election, eight nominees of the Board of Directors were elected. The votes were as follows:

Number of Votes

	For	Withheld	Broker non- votes
Jeanie Delagardelle	10,130,789	691	0
Michael S. Estes	10,130,794	686	0
William C. Garriock	10,130,746	734	0
Gary W. Goertz	10,130,746	734	0
Anders D. Hove	10,130,790	690	0
J. Alex Martin	10,130,580	900	0
Austin W. Marxe	10,130,790	690	0
Michael R. Minogue	10,130,731	749	0

(c)          The result of voting on Proposals 2 through 5 (as numbered in our September 2009 Proxy Statement) were as follows:

(2)   Appointment of Burr, Pilger & Mayer LLPS as our independent registered public accounting firm and authorization of the Board of Directors to fix their remuneration

Number of Votes

For:	10,130,940
Withheld:	540
Broker non-votes	0

(3)  Approving a plan of arrangement pursuant to Section 192 of the Canada Business Corporations Act as a result of which, among other matters, our jurisdiction of incorporation would be changed from the federal jurisdiction of Canada to the State of Delaware, by way of a domestication under Section 388 of the Delaware General Corporation Law, and to adopt the certificate of incorporation authorized in the special resolution to be effective as of the date of the reincorporation (domestication)

Number of Votes

For:	10,102,868
Against:	5,312
Abstained:	539
Broker non-votes	22,761

(4)  To reduce the stated capital of our common shares to an aggregate amount of US$1.00

Number of Votes

For:	10,125,142
Against	6,323
Abstained:	13
Broker non-votes	2

(5)  To approve the amendment of our 2006 Equity Incentive Plan to increase the aggregate number of shares common stock authorized for issuance under the plan by 700,000 common shares

Number of Votes

For:	10,124,752
Against	6,654
Abstained:	73
Broker non-votes	1

ITEM 5. OTHER INFORMATION

On November 13, 2009, the Company and LaunchPoint Technologies LLC (“LaunchPoint”) entered into an Amendment Agreement amending the existing Assignment Agreement that the Company and LaunchPoint entered into in September 2008. Under the Amendment Agreement, LaunchPoint assigned additional technology and intellectual property to the Company in exchange for (a) increased royalty on net future sales through 2020 (or the date of expiry of the last to expire patents assigned to the Company) of products using all technology, with minimum annual royalties to LaunchPoint of approximately $129,000 for the first four years and payment of $60,000, thereafter, (b) entry into an R&D services agreement of $225,000, and (c) the issuance of a $1.0 million convertible promissory note.

The Company, at its discretion and depending on its involvement, can choose to reimburse LaunchPoint to cover market rates for government grants and contracts. LaunchPoint provided the Company an Option on all future technology related to rotary pumps that provide assisted circulation, whether or not reimbursed by WorldHeart.

Within 30 days of November 1, 2009 (the “Amendment Date”), WorldHeart will issue to LaunchPoint a convertible promissory note (the “LaunchPoint Note”) in the principal amount of $1,000,000, with interest at 4.5% per annum, maturing six years from the date of issuance (the “Issuance Date”). Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for 5 years.  LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to the second anniversary of the Amendment Date, any outstanding balance of the LaunchPoint Note at a 15% discount.

ITEM 6.  EXHIBITS

Exhibit 10.1

Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882))

Exhibit 10.2	Change of Control and Severance Agreement with J. Alex Martin.

Exhibit 10.3	Change of Control and Severance Agreement with Morgan R. Brown.

Exhibit 10.4	Change of Control and Severance Agreement with Jal S. Jassawalla.

Exhibit 10.5	Form of Change of Control and Severance Agreement.

Exhibit 10.6	World Heart Corporation 2006 Equity Incentive Plan, as amended.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: November 16, 2009	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2009	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)