Form 10-K
period 2009-12-31
WORLD HEART CORP
filed 2010-03-22
CIK 1024520

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission File No. 0-28882

WORLD HEART CORPORATION

Delaware (State or other Jurisdiction of Incorporation or Organization)	52-2247240 (I.R.S. Employer Identification No.)
4750 Wiley Post Way, Suite 120 Salt Lake City, Utah USA (Address of Principal Executive Office)	84116 (Zip Code)

(801) 355-6255
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2009 was $2,608,652. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of common shares outstanding as of March 15, 2010 was 13,312,265.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of this form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2009.

PART I

Item 1.    Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including statements regarding our ongoing Levacor™ VAD (Ventricular Assist Device) clinical trial, our expectations with respect to future development plans for our next-generation product candidates, the Levacor VAD (Levacor), the timing and scope of pre-clinical testing and clinical trials, our ability to secure additional funding or to form strategic partnerships, our cost reduction efforts and their impact on our ability to maintain operations, as well as other statements that can be identified by the use of forward-looking language, such as "believe," "feel," "expect," "may," "will," "should," "seek," "plan," "anticipate," or "intend" or the negative of those terms, or by discussions of strategy or intentions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

  •
  clinical trial outcomes;

  •
  costs and delays associated with clinical trials for our products and next-generation product candidates, such as Levacor, MiVAD and PediaFlow;

  •
  our need for additional significant financings in the future;

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

CORPORATE STRUCTURE

        World Heart Corporation, ("Corporation", "Company") and collectively with its subsidiaries, "WorldHeart") was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. On January 1, 2010 WorldHeart changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a plan of arrangement. Our head office is located at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116 and our head office telephone number is 801-355-6255. We have a research facility at 7799 Pardee Lane, Oakland, California, USA 94621.

Intercorporate Relationships

        World Hearts Inc. (WHI) is a wholly owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. WHI acquired the assets and liabilities of the Novacor division of Edwards in June 2000, and is primarily responsible for next-generation product development, including product development of our Levacor™.

        World Heart B.V. (WHBV) is a wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004. On October 30, 2007 ownership of WorldHeart B.V. was transferred from World Heart Corporation to World Hearts Inc. WHBV has been responsible for European clinical trials and European commercialization of product candidates and devices.

        7210914 Canada Inc. is a wholly-owned subsidiary, incorporated under the laws of Canada in 2009. 7210914 Canada maintains certain Canadian intellectual property.

BUSINESS OF WORLDHEART

The Corporation

        Our business is focused on the development and sale of ventricular assist devices (VADs), particularly our Levacor VAD. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. In August 2009, we received conditional approval from the U.S. Food and Drug Administration (FDA) to begin a Bridge-to-Transplant (BTT) clinical study for the Levacor and in January 2010 we received unconditional approval of the investigational device exemption (IDE) from the FDA. We have enrolled three subjects in the BTT study. BTT clinical study enrollment will involve approximately 160 subjects at ten U.S. centers initially. To date, three clinical centers have received Institutional Review Board (IRB) approval, have been fully trained, and have executed all associated research and business agreements. The follow-up period for subjects in the clinical trial is six months with the end points of the clinical BTT study being survival to heart transplant, six month survival on the device or device removal for recovery and survival to 60 days after device removal. We expect to initiate a CE Mark trial in Europe with Levacor by the end of 2010 and plan to initiate a Destination Therapy clinical study in the U.S. with Levacor by the first half of 2011, both contingent on our ability to obtain future financing and on our ability to satisfactorily complete all regulatory requirements.

        VADs are used for treatment of patients with severe heart failure including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. BTT therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient's health until a donor heart becomes available. Destination Therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves the use of VADs to restore a patient's cardiac function helping the natural heart to recover and thereby allowing removal of the VAD.

        We are focused on the development of the Levacor, the next-generation rotary device that we acquired as part of our acquisition of the assets of MedQuest Products, Inc. (MedQuest) in July 2005. The Levacor uses a magnetically-levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. The Levacor is currently in a BTT clinical trial in the United States.

        In the past, we derived most of our revenue from our Novacor LVAS and related peripheral equipment, which we sold directly to medical clinics and hospitals in the United States, Europe and Canada and through a distributor in certain other countries. In November 2006, we announced a restructuring plan, which included a reduction of commercial operations associated with the Novacor LVAS, and a refocusing of our resources on the development of next generation products, particularly the Levacor.

Three-Year History and Development of WorldHeart

        On January 26, 2010, we announced that we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock and warrants to purchase up to 2,837,452 additional shares of common stock.

        On January 19, 2010, we announced that the first U.S. implant of the Levacor was successfully performed at INTEGRIS Baptist Medical Center (INTEGRIS) in Oklahoma City, Oklahoma, on Wednesday, January 13, 2010.

        On January 8, 2010, we announced that we had received unconditional approval from the FDA for the BTT clinical study of the Levacor. Study enrollment will encompass 160 subjects, a reduction from the approximately 200 subjects of the original statistical plan. The primary study endpoint comprises survival to heart transplant, six month survival on the device or device removal for recovery and survival to 60 days after device removal.

        On January 4, 2010, we announced that effective January 4, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement.

        On August 20, 2009, we announced that we had received FDA conditional approval to begin a BTT clinical study of the Levacor at ten U.S. centers.

        On October 27, 2008, we announced that we effected a reverse stock split on the basis of thirty pre-consolidated common shares for one post-consolidated common share. The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

        On August 21, 2008, we announced that we were embarking on a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. Our focus is on the development, including clinical trials, and subsequent commercialization of the Levacor. On August 22, 2008, we completed the first phase of our consolidation plan and eliminated five positions at our Oakland facility, including the position of Vice President of Manufacturing. On February 4, 2009, as part of our consolidation plan, we announced that we appointed Mr. John Alexander Martin as our President and Chief Executive Officer, and on August 10, 2009 we announced that we had appointed Morgan R. Brown as our Executive Vice President and Chief Financial Officer, with both positions based in Salt Lake City, Utah. Mr. Jal S. Jassawalla, our former President and CEO, currently our Executive Vice President and Chief Technology Officer, continues to be based in Oakland, California, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs. Mr. Martin also replaced Mr. Jassawalla on the Board of Directors.

        On June 20, 2008, we entered into a $30.0 million private placement transaction and recapitalization. Simultaneously with the closing of the recapitalization, Abiomed Inc. (Abiomed) entered into a Termination and Release Letter Agreement dated July 31, 2008 with us. Under the terms of the Termination and Release Letter Agreement, we converted the full amount of principal and interest owed on the $5,000,000, 8% Secured Convertible Promissory Note (Abiomed Note) into 2,866,667 of our common shares (Conversion).

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

        On December 11, 2007, we entered into the Abiomed Note in the principal amount of up to $5.0 million. The Abiomed Note was secured by our assets and contained certain covenants and customary events of default.

        On May 30, 2007, we announced that we effected a reverse stock split on the basis of ten pre-consolidated common shares for one post-consolidated common share.

        In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children's Hospital of Pittsburgh, Carnegie Mellon and LaunchPoint Inc. have been developing a small, magnetically levitated, axial rotary pediatric VAD (PediaFlow™) since 2002. The PediaFlow is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). The technology embodied in the PediaFlow is also intended to form the basis for a small, minimally invasive VAD (MiVAD). The MiVAD is aimed at providing partial circulatory support in early-stage heart failure patients. Included in this population are patients who do not respond to cardiac resynchronization therapy and currently have no optimal available therapeutic option. On February 4, 2010, we announced that we were part of a consortium awarded a $5.6 million, 4-year contract by the NIH to further develop the PediaFlow to clinical trial readiness. We are in the process of negotiating an agreement with the prime NIH contractor. The ultimate execution of the subcontract agreement is contingent upon certain items, including a cost sharing arrangement.

Our Products

        Our products in development include the Levacor, the PediaFlow VAD for pediatrics and the MiVAD. Specifically:

  •
  The Levacor is a small, fourth-generation, magnetically levitated, centrifugal, rotary VAD. Unconditional IDE approval for the Bridge-to-Transplant therapeutic application of this device occurred in January 2010 with three subjects being enrolled in the BTT clinical study to date.

  •
  The PediaFlow VAD is a small, magnetically levitated, axial rotary VAD intended for use in infants and currently under development by a consortium, including us. Development is funded primarily by the NIH, under a contract awarded to the University of Pittsburgh, with supplemental funding and technology contributions from us.

  •
  The MiVAD is based on the technology incorporated in the PediaFlow device using vascular connections to allow placement through minimally invasive techniques. The MiVAD incorporates existing intellectual property as well as internal and external design features from the Levacor. It is intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs.

  Levacor

        Through the acquisition of MedQuest in July of 2005, we obtained the Levacor, a fourth-generation, rotary blood pump intended for a range of circulatory support indications. Unlike earlier generation rotary pumps with blood-lubricated bearings, the fourth generation Levacor is a compact, bearingless, magnetically-levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates wear mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient's blood for suspension. The product's levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of enhanced simplicity.

        We have received unconditional approval from the FDA to conduct a BTT clinical study with the Levacor and we have enrolled our first three subjects in this clinical study. To date, three clinical centers have received Institutional Review Board (IRB) approval, have been fully trained, and have executed all associated research and business agreements. We intend to start a U.S. Destination Therapy clinical study in the first half of 2011 and a CE mark trial in Europe in late 2010, subject to obtaining regulatory approval and the availability of funding.

  PediaFlow VAD

        The PediaFlow VAD is a small, magnetically levitated , axial rotary VAD intended for use in newborns and infants. It is currently under development by a consortium, consisting of WorldHeart, the University of Pittsburgh, Children's Hospital of Pittsburgh, Carnegie Mellon and LaunchPoint. Development is primarily being funded by the NIH under two contracts awarded to the University of Pittsburgh, one in 2002 and the second in 2010. The PediaFlow is based on the proprietary maglev technology incorporated in the Levacor. Prototype devices have been successfully tested in acute and chronic animal implants.

  MiVAD

        The MiVAD is a miniature maglev rotary pump, intended to provide partial circulatory support in patients at an earlier stage of heart failure than currently used VADs. Its small size is anticipated to allow placement through minimally invasive techniques, reducing the trauma associated with surgically placed devices. The MiVAD design is based on the PediaFlow VAD as well as our intellectual property from the Levacor, including internal and external design features.

  Research and Development Expenditures

        Our research and development expenditures were $10.1 million, $9.0 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily related to one of our three products.

Third-party Reimbursement for VADs

        The United States Centers for Medicare and Medicaid Services (CMS) currently provide for public reimbursement of VADs used as a BTT or as Destination Therapy. Many of the state Medicaid programs have also followed CMS and provide for public reimbursement as well. In addition, the majority of private insurance carriers also provide for coverage for VAD use. In October 2007, the CMS promulgated a final rule allowing for the implementation of Medical Severity Diagnostic Related Groups (MSDRGs). These MSDRGs replaced the DRG system and have MSDRG payments assigned based on the presence of complications or other diseases a patient may have. The base payment rate for MSDRG-1 (heart transplant or heart assist system implantation with major complications and comorbidities) for fiscal year 2009 is $124,500. In October of 2005, CMS issued HCPCS (healthcare common procedural coding systems) codes to allow for reimbursement of outpatient supplies and replacements. Hospitals now are reimbursed for both inpatient and outpatients costs.

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

  •
  Heart Transplantation.  Heart transplantation is currently the intervention of choice for patients with end-stage heart failure. However, the availability of donor organs, as well as other major limitations, has limited the number of transplants worldwide to about 3,300 per year and about 2,150 in the United States according to the International Society for Heart & Lung Transplantation (ISHLT) and the United Network for Organ Sharing (UNOS). The ISHLT's data for worldwide use is reportedly conservative, as ISHLT only reports data submitted by transplanting centers. Limited availability of and waiting times for suitable donor hearts adversely impact the utility of heart transplantation.

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

  •
  Artificial Heart Technology.  Both VADs and total artificial hearts (each a form of mechanical circulatory support) have been shown to be viable treatments for end-stage heart failure. These devices have saved thousands of lives during temporary use as a BTT and have selectively been used for Bridge-to-Recovery or as an alternative to transplantation. Adoption rates for long-term use are continuing to increase, although at a slower rate than anticipated.

  Advantages of VADs

        VADs that are either externally placed or implanted have been demonstrated as being effective in supporting blood circulation in patients with a failing heart. To date, more than 21,000 patients have been supported by VADs.

        The following advantages over other treatments generally apply to VADs that are currently approved and in use. Although certain advantages may not apply in every situation or for all patients, we expect that these potential advantages will also apply to our Levacor :

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

  •
  Improved Patient Health and Quality of Life.  After VAD implantation, blood circulation is usually improved and most patients experience improved levels of health, as shown in a number of clinical studies. The quality of life for most VAD recipients has been shown to improve and most experience symptomatic relief. There is typically an improvement in NYHA classification for most recipients.

  •
  Reduction in Medication Use.  Unlike transplants, VADs typically do not cause rejection responses and, as a result, VAD patients typically do not need the administration of immuno-suppressive medication. Accordingly, patients are not subject to the risks and costs associated with long-term administration of these medications.

  •
  Natural Heart Recovery.  Unlike total artificial heart systems, VADs leave the natural heart intact and assist it when it is unable to provide sufficient cardiac function to maintain blood circulation. The first two Levacor patients in the feasibility study were successfully weaned from the device.

        There are also limitations and risks associated with VADs. Implanted and externally placed VADs require external power sources (batteries) and controllers. Furthermore, as with other implanted cardiovascular devices, there is the risk of adverse events such as bleeding, stroke, infection and device malfunction.

Marketing, Manufacturing and Distribution Strategy

        We manufacture, distribute and service our clinical products out of our Salt Lake City, Utah facility. We have two field based clinical team members that support our clinical trials and distribution of clinical products.

Intellectual Property

        We hold numerous patents and licenses to patents related to the Levacor and other potential future products. We have ownership of seven United States patents related to the Levacor implantable blood pump technology, either as sole owner or with exclusive licenses from the co-owners. These patents have seven to 15 years remaining life before expiration. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Australia. We hold exclusive licenses to four additional patents, with remaining lives of seven years. In addition, two patents related to control of rotary blood pumps, with seven years remaining life, are non-exclusively licensed. Additional patents are pending.

        We hold a number of registered trademarks and service marks, including WorldHeart. Trademark applications are pending for Levacor, PediaFlow, and MiVAD.

        We generally enter into confidentiality and invention agreements with our employees and consultants, and control access to and distribution of information related to our technology and products, documentation and other proprietary information.

        Licenses related to the Levacor include an exclusive license from the University of Utah to four issued patents for which we have no future obligations, an exclusive royalty-based license to four patents from the University of Virginia, an exclusive royalty-based license from the University of Pittsburgh, an exclusive royalty-based license from Carnegie Mellon University, an exclusive royalty-based assignment agreement with LaunchPoint, and an exclusive royalty-based license with Vertellus UK Limited for a proprietary compound to be applied to Levacor. We also have a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the Levacor.

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

        At present, there is only one company that has developed implantable, adult VADs that are currently on the market and approved for BTT and Destination Therapy in the United States: Thoratec Corporation (Thoratec). Thoratec has two left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pulsatilely driven (Heartmate IP) and the other is rotary driven (HeartMate XVE LVAS). In April 2008, Thoratec received FDA approval of its rotary Heartmate II LVAS for BTT and in January 2010 received FDA approval of its Heartmate II LVAS for Destination Therapy.

        Thoratec, and other companies such as Abiomed, have VADs that are designed for temporary use but are not typically implanted in the body. Their pumps are external and are attached to the natural heart via connecting tubes running through the recipient's skin and tissue. In the U.S., several companies including HeartWare International Inc. (HeartWare), Jarvik Heart, Inc., Terumo Heart Inc. and CircuLite, Inc., have products in clinical trials aimed at the BTT indication. In Europe and certain other countries outside North America, several companies including Berlin Heart, Medos Medizentechnik AG, Micromed Inc., Jarvik Heart, Inc., Terumo Heart Inc., CircuLite, Inc. and HeartWare provide VADs commercially or for clinical trials.

Future Product Competition

  Rotary Flow VADs

        There are a number of rotary flow VADs in varying stages of development. Thoratec is commercializing the Heartmate II, a second generation axial rotary pump, that has been approved by the FDA for Bridge-to-Transplantation and for Destination Therapy. HeartWare is in clinical trials with a third generation rotary device called the HeartWare HVAD. Another rotary device, which had been undergoing U.S. clinical trials and is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is a device at a comparable state of development to the MicroMed VAD. The Incor rotary pump from Berlin Heart is approved for use in Europe.

        We believe that the Levacor we are developing is a technologically advanced, fourth-generation, rotary pump. This bearingless, centrifugal, magnetically-levitated rotor results in a pump with no moving parts subject to wear, in a small device designed to provide multi-year support. The Levacor is the only fourth-generation, bearingless, centrifugal pump in clinical use.

Government Regulations

  Overview

        Most countries, including the United States, Canada and countries that comprise the European Community (EC), require regulatory approval prior to the commercial distribution of medical devices. In particular, active implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, in the EC and in other countries. The approval process for our Levacor and subsequent products will be expensive and time consuming.

  United States Regulation

        In the United States, the FDA regulates the clinical development, manufacture, distribution, import, export, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the FDC Act. The Levacor and other such devices are regulated as Class III medical devices that are subject to tracking. Human clinical trials are conducted pursuant to an IDE in the United States, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the device. Human clinical trials of medical devices are also required to be listed in a clinical trials registry such as www.clinicaltrials.gov.

        On January 8, 2010 we announced that we had received unconditional approval from the FDA for the BTT clinical study using the Levacor. Study enrollment will encompass 160 subjects, a reduction from the approximate 200 subjects of the original statistical plan. The primary study endpoint comprises survival to heart transplant, or device removal for recovery and survival to 60 days after device removal, or six month survival on the device.

        Before commercial distribution of our devices is permitted in the United States, an application for Pre-Market Approval (PMA) must be approved by the FDA, which often convenes an Advisory Panel comprised of specialists in the clinical field to provide advice on the approvability of particular devices.

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

  Regulatory Requirements in Other Countries

        It is also our intention to market the Levacor and subsequent products in Canada, the EC and other countries. We will be required to meet the applicable medical devices requirements in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

        The International Standards Organization (ISO) is a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO standards are integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. These standards are developed and published by the ISO. ISO certification is essential to enter European markets. All companies are required to obtain ISO certification and the "CE" mark, in order to market medical devices in Europe. ISO 13485:2003 certification is the most current and most stringent standard in the ISO series and covers design, production, installation and servicing of products. Subject to availability of funding, we intend to apply for "CE" marking, an international symbol of quality and compliance, for the Levacor and our subsequent products.

  Other Regulatory Requirements

        We are also subject to various United States federal, state and local laws and regulations relating to such matters as health care fraud and abuse prevention, safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research, development and production work. The manufacture of biomaterials is also subject to compliance with various federal environmental regulations and those of various provincial, state and local agencies. Although we believe that we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future.

Our Employees

        At March 1, 2010, we had 53 full time employees. We have 43 employees located in Salt Lake City, Utah with 10 employees working in Oakland, California. Approximately 83% of our employees are involved with research, development, manufacturing, quality, clinical affairs and regulatory, and 17% are in finance, human resources and administration.

        We currently maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. We believe that the success of our business will depend, to a significant extent, on our ability to attract and retain such personnel. We have access to skilled labor resources in Salt Lake City, Utah. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages.

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

        Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor and other technologies, requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs (including our lead Levacor program) or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, while in November 2006 and August 2008, we embarked on significant restructuring and cost reduction initiatives, we may be required to further reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. We believe that cash on hand, including the $7.3 million raised in January 2010, will be sufficient to support our planned operations through the end of 2010. We are continuing to explore strategic and financing alternatives, including equity financing transactions and corporate collaborations. The inability to obtain additional financing or enter into strategic relationships when needed will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

         We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

        Since our inception in 1996 through December 31, 2009, we have incurred cumulative losses of approximately $332.7 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased over the past years, primarily due to our investment in the development programs for the Levacor device. Our research and development activities will likely result in additional significant losses in future periods. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

         We may be unable to obtain regulatory approvals, which will prevent us from selling our products and generating revenue.

        Most countries, including the United States, Canada and countries in Europe, require regulatory approval prior to the commercial distribution of medical devices. In particular, implanted medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, Europe and other countries. The approval process is expensive and time consuming. Non-compliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, government refusal to grant marketing approval for devices, withdrawal of marketing approvals and criminal prosecution. The inability to obtain the appropriate regulatory approvals for our products in the United States and the rest of the world will prevent us from selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

        We are currently conducting a clinical trial under an IDE. During the clinical trial, we may experience unanticipated device issues or clinical outcomes, either of which may cause us to delay or stop our clinical trial. If we were to experience device issues or unanticipated clinical outcomes, the FDA might impose additional conditions or restrictions which could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to get our product approved or could cause material delay in the time period to get approval, which in turn would have a material adverse impact on our business.

        The FDA or any other regulatory authority may not act favorably or quickly in its review of our applications, if and when made, and we may face significant difficulties and costs obtaining such approvals that could delay or preclude us from selling our products in the United States, Europe, Canada and elsewhere. Failure to receive, or delays in receiving, such approvals, including the need for extended clinical trials or additional data as a prerequisite to approval, limitations on the intended use of our products, the restriction, suspension or revocation of any approvals obtained or any failure to comply with approvals obtained could have a material adverse effect on our business, financial condition and results of operations.

         Our clinical trials may be subject to costly delays.

        In order to conduct clinical studies, we must generally receive an IDE for each device from the FDA. We are currently conducting a BTT clinical trial for Levacor product under an IDE. During this clinical trial we may experience unanticipated device issues or clinical outcomes, either of which may cause us to delay or stop our clinical trial. The completion of any of our clinical trial may be delayed or halted for numerous reasons, including:

  •
  subjects may not enroll in clinical trials at the rate we expect and/or subjects may not be followed-up on at the rate we expect;

  •
  subjects may experience adverse side effects or events related or unrelated to our products;

  •
  third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations may not perform data collection and analysis in a timely or accurate manner;

  •
  the interim results of any of our clinical trials may be inconclusive or negative; and

  •
  regulatory inspections of our clinical trials or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

        If we were to experience device issues or unanticipated clinical outcomes, the FDA might impose additional conditions or restrictions which could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to get our products approved or could cause material delay in the time period to get approval, which in turn would have a material adverse impact on our business.

         Clinical trials are long, expensive and uncertain processes; if the data collected from pre-clinical and clinical trials of our product candidates is not sufficient to support approval by the FDA, our profitability and stock price could be adversely affected.

        Before we receive regulatory approval for the commercial sale of our devices, our devices are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale.

        Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that results seen in clinical trials will not continue with longer-term treatment. The clinical trials of any of our devices, including Levacor, could be unsuccessful, which would prevent us from commercializing the device. Our failure to develop safe, commercially viable devices would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

         We are dependent on a limited number of products.

        To date, our revenues have resulted primarily from sales of the Novacor LVAS and related equipment. With our restructurings announced in November 2006 and August 2008, those revenues have continued to decline and as of the end of 2008, we are no longer selling the Novacor LVAS. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of the Levacor. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

        New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the commercialization of the Levacor, MiVAD and PediaFlow VAD. Any significant delays in, or premature termination of, clinical trials of our products under development would have a material adverse effect on our business, financial condition and results of operations.

         Market acceptance of our technologies and products is uncertain and our selling and distribution capability is limited and has been further reduced by our recent cost reduction initiatives.

        Our next-generation Levacor must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although we believe that the Destination Therapy market opportunity for VADs is significant, adoption rates have continued to be slower than anticipated.

        We have a limited number of technical support personnel compared with other medical device companies in our industry segment, and our financial condition has required us to make significant personnel reductions in those areas, which may put us at a further competitive disadvantage in the marketplace. Failure of our products to achieve significant market acceptance due to competitive therapies and our very limited selling and distribution capability could have a material adverse effect on our business, financial condition and results of operations.

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

        Most of our competitors have financial, technical, manufacturing, distribution and marketing resources substantially greater than ours. Third parties may succeed in developing or marketing technologies and products that are safer, more effective and more timely than those developed or marketed by us which could render our technology and products non-competitive or obsolete, or we may not be able to keep pace with technological developments or our competitors' time frames, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

        Our intellectual property rights, including those relating to our Levacor, are and will continue to be, a critical component of our success. The loss of critical licenses, patents or trade secret protection for technologies or know-how relating to our current product and our products in development could adversely affect our business prospects. Our business will also depend in part on our ability to defend our existing and future intellectual property rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage and could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under United States intellectual property law, and may not adequately protect our proprietary information.

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

         Our products and product candidates may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

        Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize at least some of our product candidates, including Levacor and MiVAD. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

         We are exposed to product liability claims.

        Our business exposes us to an inherent risk of potential product liability claims related to Levacor and other future products, by device recipients or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician acceptance of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

         We face risks associated with our manufacturing operations, risks resulting from dependence on third-party manufacturers, and risks related to dependence on sole suppliers.

        The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party manufacturers, unanticipated technological problems and delays. From time to time, we have experienced manufacturing challenges and delays, and we may experience manufacturing challenges and delays in the future. Any such challenges or delays, if significant, could negatively affect our ability to develop and deliver our products in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material or adverse effect on our business, financial condition and results of operation.

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

         Moving our operations may be disruptive.

        On August 21, 2008, we announced a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. In this context, we eliminated positions at our facility in Oakland, California, including the position of Vice President of Manufacturing. The consolidation is still on-going and will be through the end of our facility lease in November 2010 at our Oakland, California facility. The consolidation of our operations may result in ongoing disruptions to our operations and the loss of personnel who would be costly to replace. The loss of employees could also have a significant impact on the continuity and progress of our research and development programs. The costs and possible disruptions that may result from this consolidation could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Our Common Stock

         Our stock price has been and will continue to be volatile and an investment in our common stock could suffer a decline in value.

        You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

  •
  fluctuations in our operating results;

  •
  announcements of technological innovations or new commercial products by us or our competitors;

  •
  governmental regulation and changes in medical device reimbursement policies;

  •
  developments in patent or other intellectual property rights;

  •
  public concern as to the safety and efficacy of devices that we and our competitors develop;

  •
  our ability to meet market expectations with respect to FDA approval or the timing for FDA approval for our product candidates; and

  •
  general market conditions.

         We may not be able to maintain our listing on The NASDAQ Capital Market, which would adversely affect the price and liquidity of our common stock.

        Currently our common stock is quoted on the NASDAQ Capital Market under the symbol "WHRT". We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to shareholders equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share.

        During 2009 and 2008, we received notices from The NASDAQ Stock Market stating non-compliance with various listing maintenance requirements. On February 1, 2010, we received a NASDAQ Staff Deficiency Letter notifying us that we do not comply with the independent audit committee requirements set forth in NASDAQ Listing Rule 5605. On October 28, 2008 and August 31, 2009, we received letters from the NASDAQ Staff notifying us that we failed to maintain a minimum of 500,000 publicly held shares requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5550(a)(4). To date, we are in compliance with all minimum listing requirements of the NASDAQ Capital Market and all matters have been closed with NASDAQ. We have had difficulties maintaining compliance in the past and we might not be able to maintain compliance with all minimum listing requirements in the future. If we do not meet NASDAQ's continued listing requirements NASDAQ may take action to delist our common stock. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

         The sales of common stock by our stockholders could depress the price of our common stock.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. None of the common stock we issued in the private placement in January 2010 has been registered pursuant to a resale registration statement. However, we also registered for resale stock issued in connection with prior private placements completed in 2010, 2008, 2006 and 2005. Sales by these stockholders could have an adverse impact on the trading price of our common stock.

         The concentration of our capital stock ownership, following the completion of the July 2008 private placement and recapitalization and the January 2010 private placement, may limit your ability to influence corporate matters.

        Our common stock is held by a relatively small number of investors. After the completion of our $7.3 million private placement in January 2010 and our $30.0 million private placement financing in July 2008, four of our largest stockholders collectively beneficially own approximately 95% of our common stock. These investors also have certain rights to designate members of our Board of Directors and may exercise significant influence over all matters requiring stockholder approval, including elections of directors and significant corporate transactions, such as a merger or other sale of WorldHeart or our assets for the foreseeable future. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial.

         Inquiries or proceedings regarding our stock option granting practices may be disruptive.

        We have been the subject of an inquiry from the Ontario Securities Commission (OSC) relating to our historical option granting practices in the past. We, and our current and former directors and officers, may become the subject of government inquiries, shareholder derivative and class action lawsuits and other legal proceedings relating to our historical option granting practices in the future. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses.

         Because we do not intend to pay, and have not paid, any cash dividends on our common stock, our shareholders will not be able to receive a return on their common stock unless the value of our common stock appreciates and they sell them.

        We have never paid any cash dividends on our common stock and intend to retain future earnings, if any, to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, our stockholders will not be able to receive a return on their common stock unless the value of our common stock appreciates and they sell them.

         Provisions of Delaware corporate law and provisions of our charter and bylaws may discourage a takeover attempt.

        Our charter and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions, along with Section 203 of the Delaware General Corporation Law, prohibiting certain business combinations with an interested stockholder, could discourage potential acquisition proposals and could delay or prevent a change of control.

Item 2.    Properties

Our Facilities

        Our facility in Salt Lake City, Utah is comprised of 32,888 square feet of research and office space of which 24,044 is leased through January 31, 2011. The additional square feet of space was added on October 1, 2007 by expanding into an adjacent vacant suite. The lease on this additional space expires January 31, 2013.

        We have a leased manufacturing and research and development facility located in Oakland, California consisting of approximately 19,200 square feet. The lease on this facility expires November 30, 2010 and we do not plan to renew, or extend the lease.

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

        On December 21, 2007 our registered office in Ottawa, Ontario, Canada received a claim filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary, alleging a breach of a letter of intent we entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. The claim sought specific performance of the contract or, in the alternative, damages in the amount of $35.0 million plus costs and interest. The claim was not properly served and the deadline to properly service the claim has passed. We believe this claim to be null and void.

Item 4.    Submission of Matters to a Vote of Security Holders

  N/A

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NASDAQ Capital Market under the symbol WHRT. Our common shares have been trading on one of the NASDAQ exchanges since August 1998.

        The following table sets forth the high and low sales prices for our common stock as reported on NASDAQ for the periods indicated. Share prices have been adjusted to reflect the thirty-for-one reverse stock split effected on October 27, 2008.

	Common Shares
2008	High	Low
First Quarter	$83.10	$22.50
Second Quarter	$32.70	$2.40
Third Quarter	$14.10	$1.20
Fourth Quarter	$6.40	$0.56

	Common Shares
2009	High	Low
First Quarter	$4.25	$2.14
Second Quarter	$3.19	$1.70
Third Quarter	$8.63	$2.41
Fourth Quarter	$5.28	$3.80

        As of March 1, 2010, the approximate number of holders of record of our common shares was 350.

        We have never paid any dividends to stockholders and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do no anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        N/A

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

        World Heart Corporation and its subsidiaries are collectively referred to as "WorldHeart" or the "Company". The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the years ended December 31, 2009, 2008, and 2007. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

OVERVIEW

        The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; risks associated with our Levacor clinical trial; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the Levacor, and MiVAD; our ability to manufacture, sell and market our products; decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADS; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties' intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under Item 1A. "Risk Factors".

        Our business is focused on the development and sale of ventricular assist devices (VADs), particularly our Levacor VAD (Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. In August 2009, we received conditional approval from the U.S. Food and Drug Administration (FDA) for Levacor to begin a Bridge-to-Transplant (BTT) clinical study and in January 2010 we received unconditional approval from the FDA. BTT clinical study enrollment will involve approximately 160 subjects at ten U.S. centers initially. The follow-up period for subjects in the BTT clinical trial is six months with the end points of the BTT study being survival to heart transplant, six month survival on device or device removal for recovery and survival to 60 days after device removal. We expect to initiate a CE Mark clinical trial in Europe with Levacor by the end of 2010 and plan to initiate a Destination Therapy clinical study in the U.S. with Levacor by the first half of 2011, both contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. To date we have enrolled three subjects in the BTT clinical study.

        In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children's Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, axial rotary pediatric VAD (PediaFlow™). The PediaFlow is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). The technology embodied in the PediaFlow is also intended to form the basis for a small, minimally invasive VAD (MiVAD). The MiVAD is aimed at providing partial circulatory support in an earlier-stage heart failure patient. We expect to be in a clinical trial with the MiVAD by the first half of 2014.

        On January 26, 2010, we announced that we completed a private placement of our common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock and warrants to purchase up to 2,837,452 additional shares of common stock.

        On January 4, 2010, we announced that effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a plan of arrangement.

        On July 31, 2008, we completed a $30.0 million private placement transaction and recapitalization (Recapitalization Agreement). Under the terms of the recapitalization, we issued 10.0 million common shares (Issuance). In connection with the Issuance, the parties to the recapitalization entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and Abiomed conversion. We paid aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to our advisors.

        On August 21, 2008, we announced that we were embarking on a phased consolidation into a primary facility at our current location in Salt Lake City, Utah. As part of our consolidation plan, on February 4, 2009, we announced that we had appointed Mr. John Alexander Martin as our President and Chief Executive Officer and on August 10, 2009 we announced that we had appointed Mr. Morgan R. Brown as our Executive Vice President and Chief Financial Officer, with both positions based in Salt Lake City, Utah. Mr. Jal S. Jassawalla, our former President and CEO, currently our Executive Vice President and Chief Technology Officer, continues to be based in Oakland, California, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs.

        Research and development by our competitors is proceeding on several rotary flow devices. Certain of these devices have received the CE mark in Europe and are advancing through clinical trials in the United States and Europe, and one device has received U.S. marketing approval for the BTT and Destination Therapy indications. We believe that our Levacor has significant clinical, blood handling, durability, and ease of use benefits as compared to our competitors.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2008
In thousands (000's)

	Year Ended December 31,
	2009	2008
Revenue	$5	$1,732
Cost of goods sold	$(213)	(992)

Gross (loss) profit	(208)	740

Operating expenses
Research and development	10,111	9,048
Selling, general and administrative	5,682	4,752
Clinical and marketing support—non-cash	—	6,479
Restructuring costs	578	131
Amortization of intangibles	108	191

Total operating expenses	16,479	20,601

Operating loss	(16,687)	(19,861)
Other (expense) income
Debt inducement expense	—	(3,914)
Unrealized foreign exchange gain (loss)	(23)	17
Investment and other income	18	141
Loss on disposal of property and equipment	(4)	(41)
Interest expense	(14)	(1,659)

Net loss applicable to common shareholders	$(16,711)	$(25,317)

Weighted average number of common shares outstanding, basic and diluted	13,273	5,799

Basic and diluted loss per common share	$(1.26)	$(4.37)

        Revenue.    Historically, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenue. In addition, we generated revenue from sales of SPUS (Segmented Poly Urethane Solution), used by one other medical device manufacturer. We do not expect any sale of Novacor LVAS or any significant sales of SPUS to occur in the future. We have historically sold our products directly, except for a few countries where we sold through distributors.

        The composition of revenue in thousands ($000's), except for units, is as follows:

	Year Ended December 31,
	2009			2008
	Amount	% of Total	Units	Amount	% of Total	Units
Novacor product revenues:
Implant kits	$—	—	0	$318	19%	5
Peripherals and other	5	100%		629	36%

	5	100%		947	55%
SPUS revenues	—	0%		785	45%

Total revenue	$5	100%		$1,732	100%

        Total revenue for the year ended December 31, 2009 was $5,000 reflecting a decrease of $1.7 million or 100% compared with the year ended December 31, 2008. There were zero and five Novacor LVAS implant kits sold during the years ended December 31, 2009 and 2008, respectively. Novacaor peripherals and other revenue was zero for the year ended December 31, 2009, a decrease of $624,000 or 100% compared with the year ended December 31, 2008. The overall revenue decrease is attributable to our November 2006 decision to reduce our commercial efforts with respect to the Novacor LVAS and focus our resources on the development of our Levacor. In 2008, we made the Novacor LVAS available to medical centers until our inventory was depleted. We continue to support our Novacor patients but have discontinued the manufacture and sale of the Novacor LVAS. We do not anticipate any Novacor product revenues in 2010. We recognized zero and $785,000 in SPUS revenue for the years ended December 31, 2009 and 2008, respectively. The decrease is a result of this revenue being associated with one customer with no purchase orders being placed in 2009, as well as consolidation of our operations to Salt Lake City, Utah. We anticipate that SPUS revenues will continue to be unpredictable as we are dependent on only one customer.

        Cost of goods sold.    For the year ended December 31, 2009, cost of goods sold of $213,000 of total revenue consisted entirely of royalties payable under minimum annual royalty agreements with Vertellus UK Limited and LaunchPoint. For the year ended December 31, 2008, cost of goods sold of $992,000 was 57% of total revenue. Cost of goods sold during the year ended December 31, 2008 consisted of raw materials, labor, royalties and other costs related to the manufacture of our Novacor LVAS, as well as Novacor LVAS inventory write-downs of $218,000.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily relate to enrollment of new centers in the Levacor BTT clinical trial, field support of existing Novacor LVAS patients and marketing/trade show costs. Our administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

        The composition of selling, general and administrative expenses in thousands ($000's) is as follows:

	Year Ended December 31,
	2009	2008
Selling	$749	$979
General and administrative	4,933	3,773

Total	$5,682	$4,752

        Selling expenses for the year ended December 31, 2009 decreased by $230,000, or 23% compared with the same period in 2008. The decrease is attributable to the continued decline of our Novacor LVAS support efforts. For the years ended December 31, 2009 and 2008, we recorded $78,000 in stock-based compensation expense compared with $26,000 in the same period of 2008. Selling expenses are expected to increase as we begin to supply our Levacor for evaluation in the BTT clinical trial.

        General and administrative expenses for the year ended December 31, 2009 increased $1,160,000, or 31% versus the same period in 2008. This increase is attributable to salaries, and benefits ($220,000), consulting, recruiting and legal fees associated with our phased consolidation plan ($470,000), including hiring of our new CEO and CFO and the transition of our former CEO into another executive position, and increased stock based compensation expense ($470,000). For the years ended December 31, 2009 and 2008, we recorded $660,000 and $193,000, respectively, in stock based compensation expense as associated with general and administrative employees. General and administrative expenses are expected to increase as we add additional employees and activities to support the Levacor BTT clinical trial.

        Research and development.    Research and development expenses consist principally of salaries and related expenses for research personnel, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

        Research and development expenses for the year ended December 31, 2009 increased by $1.1 million or 12% compared with the year ended December 31, 2008. The increase is primarily attributable to increased R&D efforts related to the Levacor build for clinical trials ($230,000), increased stock based compensation expense ($220,000), increased Clinical Research Organization ("CRO") costs associated with our planned Levacor clinical study ($210,000) and increase in other research expenses ($800,000), of which $683,000 is in process research and development (IPR&D) cost associated with the LaunchPoint Agreement. These increases were offset in part by decreased salaries resulting from our phased consolidation plan to our Salt Lake City, Utah facility announced in August, 2008. For the year ended December 31, 2009, we recorded $327,000 in stock-based compensation expense with research and development employees compared with $103,000 recorded in comparable 2008 periods. Research and development expenses are expected to decrease as we transition the Levacor from a research and development product to a clinical product. Research and development expense in the future will focus on our next generation products.

        Clinical and marketing support.    On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 of our common shares, exercisable at $0.30 per share as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% become exercisable in January 2008. In 2008 we recorded a non-cash clinical marketing and support services expense of $6.5 million related to the fair value of the warrant. There was no such charge recorded in 2009. The warrant was terminated in July 2008 pursuant to the terms of the Recapitalization Agreement.

        Restructuring costs.    Restructuring costs in 2009 and 2008 total $578,000 and $131,000 and consist primarily of termination benefits of several employees, relocation benefits of our new CEO and fair value of the remaining lease payments on our Oakland facility. The terms of the employment agreement of our new CEO, hired in the first quarter of 2009, contained a Relocation Benefits package to cover reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional estimated tax gross-up payments of up to $48,000. We have recorded restructuring charges of $155,000, inclusive of tax gross up payment during the year ended December 31, 2009. We do not expect to record additional relocation expenses for the CEO in the future. Additionally, we recorded $77,000 and $65,000, during the year ended December 31, 2009 and 2008, respectively, for termination benefits for employees whose positions will be eliminated over time in connection with the relocation of our corporate office to Salt Lake City, Utah. Additionally, we recorded $220,000 during the year ended December 31, 2009 related to minimum lease payments on our Oakland facility associated with unused space due to the 2008 restructuring.

        Amortization of intangibles.    Amortization of intangibles for the years ended December 31, 2009 and December 31, 2008 was $108,000 and $191,000, respectively. The intangible asset related to acquired MedQuest workforce, was being amortized on a straight line basis over four years and became fully amortized in August 2009.

        Debt Inducement Expense.    During the year ended December 31, 2008, we recorded a non-cash expense of $3.9 million associated with the beneficial conversion rights of the induced conversion of the Abiomed Note and termination of previously existing agreements and warrants. There was no such charge recorded for the year ended December 31, 2009.

        Foreign exchange.    Foreign exchange transactions resulted in a loss of $23,000 for the year ended December 31, 2009 compared to a gain of approximately $17,000 for the year ended December 31, 2008. Gains and losses primarily relate to fluctuations in the relative value of the U.S. dollar compared with the Euro and the Canadian dollar. We anticipate continued fluctuations of foreign exchange gains and losses.

        Investment and other income.    Investment and other income for the year ended December 31, 2009 was $19,000 compared to $141,000 for the year ended December 31, 2008. Although average daily balances of invested cash were greater in 2009, earnings were lower due to the significant decline in interest rates in 2009. We anticipate our investment income will decrease in the future resulting from the consumption of cash to fund operations.

        Loss on disposal of assets.    During the years ended December 31, 2009 and 2008, we recognized losses of $4,300 and $41,000, respectively, on dispositions and write-downs of assets.

        Interest expense.    For the year ended December 31, 2009, interest expense was $14,000 compared with $1.7 million for the year ended December 31, 2008. Interest expense recorded in 2009 primarily relates to the effective interest rate on the $1.0 million note issued to LaunchPoint in December 2009 under an intellectual property agreement. Interest expense recorded in 2008 relates to a $1.4 million charge on the beneficial conversion feature of the $5.0 million convertible notes issued to Abiomed on January 3, 2008 (Abiomed Note), $236,000 in interest expense at 8% on the entire $5.0 million convertible note, $8,000 in interest expense on the bridge loan facility and $1,000 in interest expense related to other financing arrangements. The Abiomed Note and accumulated interest thereon was converted into common shares as part of the Recapitalization Agreement.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2007
(In thousands 000's)

	Year Ended December 31,
	2008	2007
Revenue	$1,732	$2,576
Cost of goods sold	(992)	(3,369)

Gross profit (loss)	740	(793)

Operating expenses
Research and development	9,048	9,924
Selling, general and administrative	4,752	6,337
Clinical and marketing support—non-cash	6,479	1,756
Restructuring costs	131	—
Amortization of intangibles	191	191

Total operating expenses	20,601	18,208

Operating loss before the undernoted	(19,861)	(19,001)
Other income (expense)
Debt inducement expense	(3,914)	—
Unrealized foreign exchange gain (loss)	17	(38)
Investment and other income (loss)	141	965
Loss on disposal of property and equipment	(41)	(5)
Interest expense	(1,659)	(485)

Net loss applicable to common shareholders	$(25,317)	$(18,564)

Weighted average number of common shares outstanding basic and diluted	(5,799)	383,576

Basic and diluted loss per common share	$(4.37)	$(48.40)

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

        Total revenue for the year ended December 31, 2008, decreased by $844,000 or 33% compared with the 2007. We sold five and sixteen Novacor LVAS implant kits during the years ended December 31, 2008 and 2007, respectively. Implant kit revenue in 2008 decreased by $791,000, or 71%, compared with 2007. During 2008, the average price per implant kit was approximately $64,000 as compared to $69,000 in 2007. The overall revenue decrease is attributable to our November 2006 decision to focus our efforts on the development of the Levacor and to phase out the Novacor LVAS.

        Peripherals and other revenues, including Novacor LVAS hardware and peripheral sales, services and other revenue for the year ended December 31, 2008 were $629,000, a decrease of 45% compared with peripherals and other revenue of $1.1 million recorded in the year ended December 31, 2007.

        SPUS revenues increased to $785,000 or 138% for the year ended December 31, 2008 compared to revenues of $330,000 for the year ended December 31, 2007. The increase is attributable to our sole customer procuring excess product as a result of our August 2008 announced restructuring. Our customer did not want our restructuring to impact their ability to access product.

        Cost of goods sold.    For the years ended December 31, 2008 and December 31, 2007, the cost of goods sold was $992,000 and $3.4 million, respectively (57% and 131% as a percentage of revenue, respectively). Cost of goods sold during the years ended December 31, 2008 and 2007 consisted of raw materials, labor, royalties, and other cots related to the manufacture of the Novacor LVAS, as well as Novacor inventory write-downs of $218,000 and $1.4 million, respectively. At December 31, 2008 all remaining Novacor inventory was fully reserved and the net inventory value was zero.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2008 decreased by $143,000, or 13%, versus the same period in 2007. The decrease in 2008 is primarily the result of the elimination of most of our domestic sales group by the second quarter of 2007, as well as reduced personnel costs in Europe, pursuant to a plan of restructuring initiated in November 2006. For the years ended December 31, 2008 and 2007, we recorded $26,000 and $3,000, respectively, in stock-based compensation.

        The composition of selling, general and administrative expenses in thousands ($000's) is as follows:

	Year Ended December 31,
	2008	2007
Selling	$979	$1,122
General and administrative	3,773	5,215

Total	$4,752	$6,337

  Research and development.

        Research and development expenses for the year ended December 31, 2008 decreased by $876,000, or 9%, compared with the year ended December 31, 2007. The decrease is primarily attributed to non-recurring charges of $404,000 incurred in 2007 for site restoration of one of the two Oakland headquarters buildings previously occupied under a lease which expired in April 2007, cost savings of approximately $351,000 realized from consolidation of our Oakland facilities in late 2007. Additionally, we had significant Levacor prototype build expenses that occurred in late 2007. This was offset in part by a non-recurring charge of $230,000 related to the R&D purchased technology from LaunchPoint in the third quarter of 2008 and the impact of a full year's rent on the additional Salt Lake City space leased October 1, 2007. For the years ended December 31, 2008 and 2007, we recorded $103,000 and $169,000, respectively, in stock-based compensation.

        Clinical and marketing support.    On December 11, 2007, we issued a 5-year warrant to Abiomed to purchase up to 113,333 common shares of Corporation, exercisable at $0.30 per share as compensation for clinical and marketing support services. Upon issuance, approximately 20% of the warrant was immediately exercisable and the remaining 80% become exercisable in January 2008. In 2008 and 2007, we recorded a non-cash clinical marketing and support services expense of $6.5 million and $1.8 million, respectively, related to the fair value of the warrant issued.

        Restructuring costs.    During the years ended December 31, 2008 and 2007, we recognized $131,000 and zero, respectively in restructuring costs. The restructuring costs recognized in 2008 are a result of our announced restructuring in August 2008. The amount recorded in 2008 is primarily attributable to one-time termination benefits relating to workforce reductions for employees whose positions were eliminated as part of the phased consolidation. There were no such charges in 2007.

        Amortization of intangibles.    For the years ended December 31, 2008 and December 31, 2007, amortization of intangibles was $191,000 in both periods. Amortization expense is related to the $766,000 value assigned to the MedQuest workforce acquired in July 2005 and is being amortized over a four-year period.

        Debt Inducement Expense.    During the year ended December 31, 2008, we recorded a non-cash expense of $3.9 million associated with the beneficial conversion rights of the induced conversion of the Abiomed Note and termination of previously existing agreements and warrants. There was no such charge recorded during the year ended December 31, 2007.

        Foreign exchange.    During the year ended December 31, 2008, a foreign exchange gain of $18,000 was recorded compared to a foreign exchange loss of $38,000 for the year ended December 31, 2007. The change in foreign exchange gain in 2008, compared with the previous year, related primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro and the Canadian dollar.

        Investment and other income.    Investment and other income for the year ended December 31, 2008 was $142,000 compared to $965,000 for the year ended December 31, 2007. For 2008, investment income was $152,000, and related primarily to interest earned on our invested cash, and $7,000 was a result of other income from utility deposit refunds offset by $17,000 of early payment discounts granted to our customers. For 2007, investment income was $350,000 as a result of interest earned on our invested cash. Additionally in 2007, other income was $615,000, which consisted primarily of $425,000 in deferred revenue taken into income and $190,000 from a reduction of a reserve.

        Loss on disposal of assets.    During the years ended December 31, 2008 and 2007, losses of approximately $41,000 and $121,000, respectively, on disposal of assets were recorded.

        Interest expense.    For the years ended December 31, 2008 and 2007, interest expense was $1.7 million and $485,000, respectively. Amounts in both periods related primarily to the fair value of the beneficial conversion feature of the Abiomed Note with the difference being outstanding borrowed amounts during each period.

OFF-BALANCE SHEET ARRANGEMENTS

        None.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenues and investment income, these funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel, fund our research and development programs and clinical trials and apply and obtain the necessary regulatory approvals.

        At December 31, 2009, we had cash and cash equivalents of $5.6 million, a decrease of $15.1 million from December 31, 2008. For the year ended December 31, 2009, cash used to fund operating activities was $14.4 million, consisting primarily of the net loss for the period of $16.7 million, offset by non-cash charges of $323,000 for depreciation and amortization, $1.1 million for non-cash stock compensation expense and $683,000 in non-cash charges related to the LaunchPoint Note. Working capital changes consisted of a $610,000 decrease in accounts receivable and prepaid expenses. This was offset by an increase in inventories of $342,000 and a $30,000 decrease in accounts payable and accrued compensation.

        For the year ended December 31, 2008, cash used to fund operating activities was $12.4 million, consisting primarily of the net loss for the period of $25.3 million and working capital increases of $37,000, offset by non-cash charges of $461,000 for depreciation and amortization, $322,000 in stock based compensation, $260,000 in inventory write-down and loss on disposal of property and equipment, $1.5 million related to the beneficial conversion of our debt, $6.5 million in warrant expense, and $3.9 million in debt inducement expense.

        Investing activities in 2009 requiring cash resources consisted of $418,000 in property and equipment additions primarily related to Levacor tooling and manufacturing equipment and $499,000 in the purchase of marketable investment securities, compared to $154,000 during the same period in 2008.

        Financing activities in 2009 included proceeds of $192,000 from the exercise of warrants and $2,000 from the sale of property and equipment offset by $6,000 of capital lease repayments. Financing activities in 2008 consisted of $30.0 million proceeds from our private placement transaction and recapitalization, $4.0 million in a bridge loan, offset by $1.4 million in expense related to the private placement and convertible debentures.

        We expect that our existing capital resources, including the $7.3 million raised in our January 2010 private placement, will be sufficient to allow us to maintain our current and planned operations through at least 2010. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research and development activities; our success in manufacturing Levacor on a timely basis sufficient to meet the needs of our clinical trials; and the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents and others. Our Levacor clinical trial may be modified or terminated for many reasons including the risk that our device demonstrates safety issues; the risk that regulatory authorities may not approve our device for further development or may require additional or expanded clinical trials to be performed; and the risk that we or our suppliers may not be able to supply sufficient quantities of our device, parts, or materials to support clinical trial, which could lead to a disruption or cessation of the clinical trials. If any of the events occur, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

        We will need to raise substantial additional funds to support our long-term research, product development and commercialization programs. We regularly consider various fund raising alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or other that may require us to relinquish rights to certain of our technologies that we by otherwise seek to develop or commercialize on our own.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and research and development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  revenue recognition;

  •
  accrual of research and development expenses;

  •
  inventory capitalization; and,

  •
  share-based compensation;

        Revenue Recognition.    We recognize revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, we expect a majority of our product sales will be made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue will be recognized from sales of the Levacor in connection with our BTT clinical trial.

        The significant elements of our multiple-element offerings are implant kits, peripherals and other. For arrangements with multiple elements, we recognize revenue using the residual method as described in ASC 985-605, Revenue Recognition—Software or ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element's revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

        Trade receivables are recorded for product sales and do not bear interest. We regularly evaluate the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, we consider a number of factors including the aging of a customer's account, credit worthiness of specific customers, historical trends and other information. We review our allowance for doubtful accounts monthly. At December 31, 2009 and 2008, the allowance for doubtful accounts was $239,000 and $204,000, respectively.

        Accrual of Research and Development Expenses.    Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to conduct clinical trials, develop and manufacture devices; and associated overhead and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and date management costs. Differences between actual clinical trial costs and estimated clinical trial costs have not be material and are adjusted for in the period in which they become known.

        Inventory Capitalization.    We expense costs relating to the production of inventories as research and development ("R&D") expense in the period incurred until such time as we believe future commercialization is considered probable and future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. We then begin to capitalize subsequent inventory costs relating to the product. We received a conditional Investigational Device Exemption in August 2009 from the FDA for the Levacor and subsequently began selling our product through our BTT clinical trial. Therefore, effective August 23, 2009, we adopted a policy for capitalizing inventory and recognizing cost of sales related to the Levacor.

        Prior to August 23, 2009, all costs associated with the manufacturing the Levacor and related surgical and peripheral products were expensed as R&D costs. Therefore, gross margin on sales of our product will be higher until our zero cost inventory is fully consumed.

        Inventories are stated at the lower cost or market. Cost is determined on a first-in, first out, FIFO method. We utilize a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates. Labor and overhead rates are estimated based on our best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While we believe our standard costs are reliable, actual production costs and volume change may impact inventory, costs of sales and the absorption of production overhead expenses.

        We review our inventory for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

        We included in inventory materials and finished goods that can be held for sale or used in non-revenue clinical trials. Products consumed in non-revenue clinical trials are expensed as part of research and development when consumed.

        Share-Based Compensation.    We recognize share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate, and therefore only recognize compensation costs for those awards expected to vest over the service period of the award. We use a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of shared-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

        When appropriate, we estimate the expected life of a stock option by averaging the contractual term of the stock option grants (up to 10 years) with the associated vesting term (typically 3 or 4 years). We estimate the volatility of our publicly-traded shares. We estimate the forfeiture rate based on our historical experience of forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected lives of the awards at the time of grant. Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

CONTRACTUAL OBLIGATIONS

        The following represents our contractual obligations as of December 31, 2009 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	709,000	$538,000	$164,000	$7,000	$—
Purchase obligations(1)	867,000	404,000	338,000	125,000	—
Note payable—gross	1,000,000	200,000	400,000	400,000	—
Interest on note payable	135,000	45,000	63,000	27,000	—
Capital lease obligations	29,000	11,000	18,000	—	—
Minimum royalty payment obligations	2,203,000	280,000	796,000	777,000	350,000

Total	$4,943,000	$1,478,000	$1,779,000	$1,336,000	$350,000

(1)
Purchase obligations primarily represent commitments for services, manufacturing agreements and other research and purchase commitments.

Operating Leases

        Our headquarters and manufacturing facilities are located in Salt Lake City, Utah. The lease on the majority of the facility expires in January 31, 2011. Additionally, on October 1, 2007 we expanded into an adjacent vacant suite. The lease on this additional space expires January 31, 2013. The Salt Lake City facility security deposits total $14,200.

        We have a facility in Oakland, California. The lease at this facility expires on December 1, 2010. The Oakland facility security deposits total $100,000.

License Agreements

LaunchPoint Technologies Inc.

        On September 15, 2008, we entered into an agreement with LaunchPoint Technologies Inc (LaunchPoint Agreement) wherein all of LaunchPoint's right, title and interest in and to the assigned technology and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to us for $230,000. In addition, the LaunchPoint Agreement confirmed a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 will be paid in equal installments of $10,000 over 23 months beginning in October 2008.

        Under the LaunchPoint Agreement, LaunchPoint agreed to provide exclusive "R&D" services to us, for approximately two years, for the design, production, distribution or sale of rotary blood pumps that provide assisted circulation. In return, we will engage LaunchPoint in "Active Projects" with one of them being the PediaFlow project. The PediaFlow is a small, magnetically levitated rotary VAD intended for use in newborns and infants. We will provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the LaunchPoint Agreement, (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of R&D services pursuant to any Active Project.

        On November 13, 2009, we entered into an Amendment Agreement amending the existing LaunchPoint Agreement. Under the Amendment Agreement, LaunchPoint assigned additional technology and intellectual property to us in exchange for (a) increased royalty on net future sales through 2029 (or the date of expiry of the last to expire patents assigned to us) of products using all technology, with minimum annual royalties to LaunchPoint of approximately $129,000 for the first four years and payment of $60,000, thereafter, (b) entry into an R&D services agreement of $225,000, and (c) the issuance of a $1.0 million note.

        Additionally, we at our discretion and depending on our involvement can choose to reimburse LaunchPoint to cover market rates for government grants and contracts. LaunchPoint provided us an option on all future technology related to rotary pumps that provide assisted circulation, whether or not reimbursed by us.

        On December 2, 2009, we issued to LaunchPoint a promissory note (LaunchPoint Note) in the principal amount of $1,000,000, with interest at 4.5% per annum maturing five years from the (Issuance Date). Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of our common stock, on each anniversary of the Issuance Date for five years. LaunchPoint's right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of our common stock for the three month period preceding the relevant anniversary date. We will have the right to repurchase, at any time prior to the second anniversary of the Amendment Date, any outstanding balance of the LaunchPoint Note at a 15% discount.

Vertellus Specialties UK Limited

        On November 28, 2008, we entered into and agreement with Vertellus wherein Vertellus agreed to supply us with its proprietary compound and granted us the right to access its proprietary information including the manufacturing process of its proprietary compound.

        Vertellus also granted us an exclusive, worldwide, non-transferable, non-assignable, non-sublicensable, royalty bearing sub-license under some of Vertellus' patents, and other relevant intellectual property, to apply the product in processing all of our VADs including the Levacor and to sell such VADs worldwide.

Novacor LVAS Royalties

        We are committed under a Novacor LVAS royalty agreement, to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments to December 31, 2009 were $1,220,017. Royalty payments were $0, $8,000 and $22,000 in 2009, 2008, and 2007, respectively.

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

Cardiovascular Devices Division

        Effective April 1, 1996, we entered into a research agreement with the Cardiovascular Devices Division (CVD) of the Ottawa Heart Institute Research Corporation (Ottawa Agreement) under which we agreed to fund a substantial portion of CVD's remaining research efforts relating to artificial heart technology. We acquired joint ownership with CVD of the technology arising from CVD's research under the Ottawa Agreement and an exclusive twenty-five year license to market the product and certain other related technologies for an initial license fee of $148,000 and royalties of 7%. We are no longer focused on developing or commercializing this technology and as a result are not expected to make any royalty payments to CVD.

        Our research funding to CVD under the Ottawa Agreement was $13,400,000 for the period from April 1, 1996 to December 31, 2004. No payments were made during 2009, 2008 or 2007. Additionally, our former officer currently employed at CVD has made additional claims for certain payments, which we disputed. In August 2007, a settlement and release of claims was agreed to between the parties. A payment of $245,000 was made to our former officer resulting in an accrual reduction of $300,000, which was recorded as a contra-expense. All receivables and accrued liabilities related to CVD were written off as part of the settlement. We do not anticipate any future payments under the Ottawa Agreement, as we are not pursuing development of the CVD artificial heart technology.

Capital Expenditures

	2009	2008	2007
Capital Expenditures	$418,000	$154,000	$465,000

        Capital expenditures for 2009 increased from 2008 primarily due to the addition of tools and molds and manufacturing equipment as we prepared to assemble and manufacture our Levacor. We anticipate that capital expenditures for 2010 will decrease.

        At December 31, 2009, we occupied facilities in Salt Lake City, Utah and in Oakland, California. Our headquarters facility is in Salt Lake City and consists of 32,888 square feet of research and office space, 24,044 square feet of which is pursuant to a lease that has been extended until January 31, 2011. In October 2007, we added 8,844 additional square feet of space by expanding into an adjacent vacant suite. The lease on this additional space expires January 31, 2013. Our Oakland facility consists of approximately 19,200 square feet of manufacturing, research and office space. The lease for the facility became effective December 1, 2007, for a term of three years, expiring November 30, 2010.

        In August 2008, we announced a phased consolidation into our facility located in Salt Lake City, Utah. Under ASC 420, Exit or Disposal Cost Obligations, we have established a liability for the fair value of the remaining lease payments. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. These liabilities will be paid out over the remainder of the leased properties' terms in November 30, 2010.

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

Foreign Currency Rate Fluctuations

        Since January 1, 2004, the functional currency has been the US dollar. For United States reporting purposes, we translate all assets and liabilities of our Netherlands and Canadian entities, which have minimum business activities, at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments are included in net loss for the year.

        We do not presently utilize foreign currency forward contracts and instead hold minimum cash reserves in the currency in which those reserves are anticipated to be expended.

OUTSTANDING SHARE DATA

        The outstanding share data as at December 31, 2009, 2008, and 2007 adjusted to reflect the thirty-for-one reverse stock split completed in October 2008, is as follows:

	Number of shares outstanding
	2009	2008	2007
Common shares	13,312,265	13,253,964	383,576
Options to purchase common shares	1,512,488	32,771	34,688
Warrants to purchase common shares	25,416	84,396	63,663

        On January 26, 2010, we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock and warrants to purchase up to $2,837,452 additional shares of common stock.

        On July 31, 2008, we completed a $30.0 million private placement transaction and recapitalization (Recapitalization Agreement). Under the terms of the recapitalization, we issued 10.0 million common shares (Issuance). In connection with the Issuance, the parties to the recapitalization entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and Abiomed conversion. We paid an aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to our advisors.

NEW ACCOUNTING PRONOUNCEMENTS

        In April 2009, FASB issued ASC 855-10, Subsequent Events, which provides guidance in establishing principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

        Effective September 2009, we revised references to authoritative accounting literature in accordance with FASB Accounting Standards Codification (the "Codification"). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

        On September 23, 2009, the FASB ratified ASC Subtopic 605-25, formerly known as Emerging Issues Task Force Issue, or EITF, No. 08-1, Revenue Arrangements with Multiple Deliverables. ASC Subtopic 605-25 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This statement is effective for fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. We are still assessing the potential impact of adoption, if any.

        In January 2010, FASB issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our consolidated financial statements.

Item 8.    Financial Statements.

        The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9(A)T.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Changes in internal controls over financial reporting:    There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, due to the 2008 Restructuring Plan and the subsequent consolidation of offices to Salt Lake City, Utah and reduction in employees, we are in the process of reviewing all of our internal controls over financial reporting in an effort to maximize the value of existing internal controls in a smaller more centralized company. Additionally during 2009, we have hired several new accounting personnel in our Salt Lake City office that will support our internal control efforts over financial reporting.

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

        Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on its evaluation, our management concluded that as of December 31, 2009 our internal control over financial reporting is effective.

        This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only the management's report in this annual report.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        The information required by this item is incorporated herein by reference to our definitive proxy statement relating to the 2010 annual meeting of stockholders (the '2010 Proxy Statement"), which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2009.

Item II.    Executive Compensation.

        The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item may be found in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements Schedules.

(a)(1) Financial Statements. The following financial statements and related documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. None.

(a)(3) Exhibits. The following exhibits are filed as part of this report:

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1
Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).
Exhibit 3.2
Bylaws of World Heart Corporation as currently in effect (incorporated by reference to the Corporation's Post-Effective amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).
Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to the corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).
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
Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 10.1
Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.2	4.5% Convertible Note of World Heart Corporation issued to LaunchPoint Technologies, Inc. dated December 2, 2009.
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
Exhibit 10.14
World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.15
Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.16
Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.17
Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*
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
Exhibit 10.30
Amendment to Jal S. Jassawalla's Offer Letter, dated December 29, 2008 (incorporated by reference to Exhibit 10.34 to the Corporation's Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*
Exhibit 10.31
Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).*
Exhibit 10.32
Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*
Exhibit 10.33
Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.34	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.35
Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.36	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.37
Amendment and Restatement of Offer Letter, effective February 4, 2009, between World Heart Inc. and Jal S. Jassawalla (incorporated by reference to Exhibit 10.34 to the Corporation's Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*
Exhibit 10.38
2009 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated March 31, 2009 (Commission File No. 000-28882)).*
Exhibit 10.39
Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 10.40
Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 10.41	Form of indemnification agreement (incorporated by reference to Exhibit 10.33 to the Corporation's Form 10-K filed on March 30, 2009 (Commission File No. 000-28882)).
Exhibit 14.1
Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation's Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)
By	/s/ JOHN ALEXANDER MARTIN President and Chief Executive Officer (Signature and Title)
Date: March 22, 2010

        We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JOHN ALEXANDER MARTIN and MORGAN R. BROWN and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JOHN ALEXANDER MARTIN John Alexander Martin	President, Chief Executive Officer and Director (principal executive officer)	March 22, 2010
/s/ MORGAN R. BROWN Morgan R. Brown	Executive Vice President, and Chief Financial Officer (principal accounting and financial officer)	March 22, 2010
/s/ MICHAEL S. ESTES, PH.D. Michael Sumner Estes, Ph.D.	Chairman of the Board and Director	March 22, 2010
/s/ JEANI DELAGARDELLE Jeani Delagardelle	Director	March 22, 2010

Name	Title	Date

/s/ WILLIAM C. GARRIOCK William C. Garriock	Director	March 22, 2010
/s/ EUGENE B. JONES Eugene B. Jones	Director	March 22, 2010
/s/ ANDERS D. HOVE Anders D. Hove	Director	March 22, 2010
/s/ AUSTIN W. MARXE Austin W. Marxe	Director	March 22, 2010

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation's Report on Form 6-K dated February 1, 2005).
Exhibit 3.1
Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129))
Exhibit 3.2
Bylaws of World Heart Corporation as currently in effect (incorporated by reference to the Corporation's Post-Effective amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).
Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to the corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).
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
Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 10.1
Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation's Registration Statement on Form F-3 (Commission File No. 333-111512)).
Exhibit 10.2	4.5% Convertible Note of World Heart Corporation issued to LaunchPoint Technologies, Inc. dated December 2, 2009.
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
Exhibit 10.14
World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.15
Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.16
Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*
Exhibit 10.17
Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*
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
Exhibit 10.23
Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation's Form S-3 filed on November 6, 2008 (Commission File No. 333-155129)).
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
Exhibit 10.30
Amendment to Jal S. Jassawalla's Offer Letter, dated December 29, 2008 (incorporated by reference to Exhibit 10.34 to the Corporation's Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*
Exhibit 10.31
Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on February 9, 2009 (Commission File No. 000-28882))*
Exhibit 10.32
Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation's Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*
Exhibit 10.33
Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.34	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.35
Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.36	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*
Exhibit 10.37
Amendment and Restatement of Offer Letter, effective February 4, 2009, between World Heart Inc. and Jal S. Jassawalla (incorporated by reference to Exhibit 10.34 to the Corporation's Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*
Exhibit 10.38
2009 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation's Form 8-K dated March 31, 2009 (Commission File No. 000-28882)).*
Exhibit 10.39
Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 10.40
Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).
Exhibit 10.41	Form of indemnification agreement (incorporated by reference to Exhibit 10.33 to the Corporation's Form 10-K filed on March 30, 2009 (Commission File No. 000-28882)).
Exhibit 14.1
Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation's Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).
Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer Inc.
Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

WORLD HEART CORPORATION

AUDITORS' REPORT TO THE SHAREHOLDERS OF WORLD HEART CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of World Heart Corporation:

        We have audited the accompanying consolidated balance sheet of World Heart Corporation and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Heart Corporation and its subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the three years ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Burr Pilger Mayer, Inc.

San Francisco, California
March 18, 2010

WORLD HEART CORPORATION

CONSOLIDATED BALANCE SHEETS

(United States Dollars)

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$5,562,670	$20,703,724
Marketable investment securities	499,417	—
Trade and other receivables, net of allowance for doubtful accounts of $238,854 and $204,133 at December 31, 2009 and December 31, 2008, respectively	18,907	322,548
Inventory, net of allowance for excess and obsolete of $0 and $2,650,787 at December 31, 2009 and December 31, 2008, repectively	341,614	—
Prepaid expenses and other current assets	271,966	458,294

Total current assets	6,694,574	21,484,566
Long-term assets
Property and equipment, net	879,833	651,572
Intangible assets, net	—	107,916
Other long-term assets	36,360	156,360

	916,193	915,848

Total assets	$7,610,767	$22,400,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,541,166	$1,392,346
Accrued compensation	645,306	897,086
Note payable—short term, net	102,877	—

Total current liabilities	2,289,349	2,289,432

Long-term liabilities
Note payable—long term, net	580,123	—
Other long term liabilities	82,309	—

Total liabilities	2,951,781	2,289,432

Commitments and Contingencies (Note 14)
Shareholders' equity (deficit)
Common stock, no par value, 13,312,265 shares issued and outstanding at December 31, 2009 and 13,253,964 shares issued and outstanding at December 31, 2008	325,279,751	325,087,252
Additional paid-in-capital	18,389,635	17,323,629
Cumulative other comprehensive loss	(6,285,577)	(6,285,577)
Accumulated deficit	(332,724,823)	(316,014,322)

Total shareholders' equity	4,658,986	20,110,982

Total liabilities and shareholders' equity	$7,610,767	$22,400,414

(See accompanying notes to the consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(United States Dollars)

	Year Ended December 31,
	2009	2008	2007
Revenue	$4,765	$1,732,143	$2,575,577
Cost of goods sold	(212,975)	(992,197)	(3,368,753)

Gross profit (loss)	(208,210)	739,946	(793,176)

Operating expenses
Research and development	10,111,152	9,047,531	9,923,827
Selling, general and administrative	5,682,295	4,752,372	6,336,658
Clinical and marketing support (non-cash)	—	6,478,619	1,755,666
Restructuring costs	577,666	131,431	—
Amortization of intangibles	107,916	191,424	191,424

Total operating expenses	16,479,029	20,601,377	18,207,575

Operating loss	(16,687,239)	(19,861,431)	(19,000,751)
Other income (expenses)
Debt inducement expense (non-cash)	—	(3,914,357)	—
Foreign exchange gain (loss)	(23,322)	17,597	(38,486)
Investment and other income	18,465	141,758	965,390
Loss on disposal of property and equipment	(4,270)	(41,172)	(4,635)
Interest expense	(14,135)	(1,659,179)	(485,334)

Net loss	$(16,710,501)	$(25,316,784)	$(18,563,816)

Weighted average number of common shares outstanding: basic and diluted	13,273,462	5,798,940	383,576

Basic and diluted loss per common share	$(1.26)	$(4.37)	$(48.40)

(See accompanying notes to the consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(United States Dollars)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit	Shareholders' Equity (Deficit)
	Number	Amount
Balance, January 1, 2007	383,576	290,750,131	2,375,497	(6,285,577)	(272,133,722)	14,706,329
Non-cash stock compensation	—	—	530,161	—	—	530,161
Genesis warrants issued for services	—	—	125	—	—	125
Fair value of beneficial conversion feature for convertible debenture	—	—	480,890	—	—	480,890
Warrants issued in connection with support services agreement	—	—	1,755,666	—	—	1,755,666
Net loss for the year ended December 31, 2007	—	—	—	—	(18,563,816)	(18,563,816)

Balance, December 31, 2007	383,576	290,750,131	5,142,339	(6,285,577)	(290,697,538)	(1,090,645)
Non-cash stock compensation	—	—	322,171	—	—	322,171
Fair value of beneficial conversion feature for convertible debenture	—	—	1,466,143	—	—	1,466,143
Warrants issued in connection with support services agreement	—	—	6,478,619	—	—	6,478,619
Common stock issued for bonus liability	3,722	457,908	—	—	—	457,908
Recapitalization and financing, net	10,000,000	28,640,769	—	—	—	28,640,769
Debt inducement expense	—	—	3,914,357	—	—	3,914,357
Conversion of note payable and accrued	—	—	—	—	—	—
interest to common stock	2,866,666	5,238,444	—	—	—	5,238,444
Net loss for the year ended December 31, 2008	—	—	—	—	(25,316,784)	(25,316,784)

Balance, December 31, 2008	13,253,964	$325,087,252	$17,323,629	$(6,285,577)	$(316,014,322)	$20,110,982
Non-cash stock compensation	—	—	1,066,006	—	—	1,066,006
Common shares issued upon exercise of warrants	58,301	192,499	—	—	—	192,499
Net loss for the year ended December 31, 2009	—	—	—	—	$(16,710,501)	(16,710,501)

Balance, December 31, 2009	13,312,265	$325,279,751	$18,389,635	$(6,285,577)	$(332,724,823)	$4,658,986

(See accompanying notes to the consolidated financial statements.)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(United States Dollars)

	Year Ended December 31,
	2009	2008	2007
Net loss for the period	$(16,710,501)	$(25,316,784)	$(18,563,816)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	322,860	460,954	677,552
Loss on disposal of property and equipment	4,270	41,172	121,213
Write down of inventory	—	217,789	1,426,183
Non-cash stock compensation expense	1,066,006	322,171	530,286
Non-cash interest on debt	11,844	1,466,143	480,890
Non-cash expense for fair value of warrants	—	6,478,619	1,755,666
Non-cash debt inducement expense	—	3,914,357	—
Non-cash acquisition of in-process research and development through note payable	683,000	—	—
Unrealized foreign exchange gain (loss)	(33,552)	(66,205)	63,814
Change in operating components of working capital:
Trade and other receivables	304,196	(194,410)	2,330,362
Prepaid expenses and other current assets	186,166	(266,104)	262,637
Inventory	(341,614)	646,525	802,528
Other long-term assets	120,000	88,060	3,367
Accounts payable and accrued liabilities	130,525	(278,659)	(2,352,084)
Accrued compensation	(243,079)	41,093	395,324
Other long-term liabilities	82,309	—	—

Cash used in operating activities	(14,417,570)	(12,445,279)	(12,066,078)

Investing activities
Purchase of property and equipment	(417,567)	(153,891)	(465,254)
Purchase of marketable securities	(499,417)	—	—

Cash used in investing activities	(916,984)	(153,891)	(465,254)

Financing activities
Convertible bridge loan proceeds	—	1,400,000	—
Convertible debenture proceeds	—	4,000,000	1,000,000
Common shares issued through private placement	—	28,600,000	—
Exercise of warrants and issuance of shares	192,499	—	—
Proceeds from sale of assets	1,500	—	—
Capital lease repayments	(6,011)	—	—
Payment of fees related to convertible debentures, financing, exercise of warrants and issuance of shares	—	(1,359,231)	—

Cash provided by financing activities	187,988	32,640,769	1,000,000

Effect of exchange rates on cash and cash equivalents	5,512	(2,379)	(20,835)

Increase (decrease) in cash and cash equivalents for the period	(15,141,054)	20,039,220	(11,552,167)
Cash and cash equivalents, beginning of the period	20,703,724	664,504	12,216,671

Cash and cash equivalents, end of the period	$5,562,670	$20,703,724	$664,504

Supplementary cash flow information
Income taxes paid	$900	$900	$900
Interest paid on financing	1,313	1,651	—
Bridge loans converted to common stock	—	1,400,000	—
Note payable and accrued interest converted to common stock	—	5,238,444	—
Accrued bonus paid by issuance of stock	—	457,908	—

(See accompanying notes to the consolidated financial statements.)

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS OF THE CORPORATION

        World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Salt Lake City, Utah and Oakland, California. Historically, WorldHeart has derived its revenue from its Novacor LVAS (left ventricular assist system) and related peripheral equipment. Commercial activities related to the Novacor LVAS device were discontinued in November 2006. The Company is currently focusing on the development of its next-generation Levacor™ VAD (Levacor or Levacor VAD). In August 2009, the Company received a conditional Investigational Device Exception (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor. In January 2010, the Company received unconditional IDE from the FDA for the Levacor in a Bridge-to-Transplant (BTT) clinical study and enrolled the first patient in January 2010. The Company expects to realize cost recoveries from the use of the Levacor in the clinical trials in the U.S. Such recoveries are expected to be an important part of the Company's overall operating cash flows. The Company is also developing a small, magnetically levitated minimally invasive VAD (MiVAD) aimed at providing partial circulatory support to patients in an earlier stage of heart failure.

2. SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation and Principles of Consolidation

        These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries; World Heart, Incorporated (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated.

  (b) Use of Estimates

        The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenues, and warranty, legal and restructuring reserves. The Company bases their estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (d) Marketable Investment Securities and Fair Value

        The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The fair value of investments is estimated based upon quoted market prices. The recorded values of notes payable, net of the discount, approximate the fair value as interest approximates market rates.

        The Company measures certain financial assets (cash and cash equivalents and marketable investment securities) at fair value on a recurring basis. The Company's investments in cash and cash equivalents and marketable investment securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

        The Company classifies its marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder's deficit until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations and are determined on the specific-identification basis.

  (e) Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments, marketable investment securities and accounts receivable. Substantially, all of the Company's liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has limited investments in marketable investment securities, primarily comprised of certificates of deposit. The Company had no trade accounts receivable as of December 31, 2009. Beginning in 2010, with the commencement of the BTT clinical trial, the Company expects its trade accounts receivable to increase and expects for this to be derived from sales to customers located in the United States. The Company will perform ongoing credit evaluations of its customers and generally will not require collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2008, one customer accounted for approximately 36% of the trade receivable balance.

  (f) Inventory

        Prior to August 23, 2009, all costs associated with manufacturing the Levacor and related surgical and peripheral products were expensed at research and development costs. Therefore, gross margin on sales of the Levacor will be higher until zero cost inventories are fully consumed.

        Inventories are stated at the lower cost or market. Cost is determined on a first-in, first out (FIFO) method. The Company utilizes a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Labor and overhead rates are estimated based on the Company's best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While the Company believes standard costs are reliable, actual production costs and volume change may impact inventory, costs of sales and the absorption of production overhead expenses.

        The Company reviews inventory for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

        The Company included in inventory materials and finished goods that can be held for sale or used in non-revenue clinical trials. Products consumed in non-revenue clinical trials are expensed as part of research and development when consumed.

  (g) Property and Equipment

        Capital assets are recorded at cost. Depreciation and amortization are calculated over estimated useful lives ranging from 5 to 15 years using the following rates and bases:

Furniture and fixtures	20% declining balance
Computer equipment and software	30% declining balance
Manufacturing and research equipment	30% declining balance
Leasehold improvements	Straight-line over the shorter of the lease term or estimated life

        The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

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

        The Company's intangible assets have a carrying value of zero and are fully amortized as of December 31, 2009. Historical intangible assets relate to the following: value assigned to workforce acquired in the MedQuest Acquisition in July 2005 that were fully amortized in 2009, and, value assigned to the Company's Novacor LVAS product that have been fully amortized since December 2005.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company adopted the provisions of Financial Accounting Standards Codification (ASC) 740, Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC 740 to all tax positions for which the statute of limitations remained open.

  (j) Revenue Recognition, Trade Receivables and Deferred Revenue

        The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to customers based on existing agreements or orders. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed and collection is reasonably assured. Beginning in 2010, the Company expects a majority of their product sales will be made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue will be recognized from sales of the Levacor in connection with our BTT clinical trial.

        The significant elements of the Company's multiple-element offerings are implant kits, peripherals and other components. For arrangements with multiple elements, the Company recognizes revenue using the residual method as described in ASC 985-605, Revenue Recognition- Software or ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence (VSOE). Each element's revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

        Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer's account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. At December 31, 2009 and 2008, the allowance for doubtful accounts was $238,854 and $204,133, respectively.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (k) Warranty

        The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

        The Company provides for a two year warranty related to the sale of its Levacor system peripherals. The warranty reserve, which is included in accounts payable and accrued expenses, totaled $44,000 and $96,048 at December 31, 2009 and 2008, respectively and is related to warranty reserve on previous Novacor LVAS sales.

  (l) Research and Development Costs

        Research and development (R&D) costs, including research performed under contract by third parties, are expensed as incurred. For the purchase of research and development technology under an assignment or license agreement, the Company records R&D expense in accordance with ASC 730, Research and Development.

  (m) Stock-Based Compensation

        The Company accounts for stock based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

  (n) Shipping and Handling Costs

        In accordance with ASC 605-45-20, Revenue Recognition: Principal Agent Considerations, the Company records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Company's shipping and handling costs are not significant.

  (o) Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in ASC 420, Exit or Disposal Cost Obligations, based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate for changes in circumstances.

  (p) Government Assistance

        Government assistance is recognized when the expenditures that qualify for assistance are made and the Company has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable. The Company did not receive any government assistance for the years ended December 31 2009, 2008 and 2007.

  (q) Foreign Currency Translation and Functional Currency

        Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. The accumulated other comprehensive loss on the balance sheet represents the impact of converting to U.S. dollars from Canadian dollars prior to January 1, 2004. Exchange gains and losses are included in the net loss for the year.

  (r) Earnings per Share

        Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the year ended December 31, 2009, 2008 and 2007, basic earnings per share are the same as diluted earnings per share as a result of the Company's common stock equivalents being anti-dilutive.

        The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the years ended December 31:

	2009	2008	2007
Gross number of shares excluded:
Warrants	25,416	84,395	63,662
Stock options	1,512,488	32,772	34,689

	1,537,904	117,167	98,351

3. REVERSE STOCK SPLIT

        On October 27, 2008, the Company effected a thirty-for-one reverse stock split. Previously, on May 30, 2007, the Company effected a ten-for-one reverse stock split of its capital stock. The reverse stock split in both years were previously approved by the Company's Board of Directors and shareholders.

        The effect of the reverse stock splits have been retroactively applied throughout the financial statements contained herein.

4. MARKETABLE INVESTMENT SECURITIES

        The Company's short term investments include investments in certificates of deposit. All investments are classified as available-for-sale.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE INVESTMENT SECURITIES (Continued)

        Marketable investment securities available-for-sale as of December 31, 2009 are summarized as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$499,417	—	—	$499,417

Total marketable investment securities	$499,417	$—	$—	$499,417

        Maturities of marketable investment securities as of December 31, 2009 are as follows:

	Amortized Cost	Fair Value
Due within one year	$499,417	$499,417
Due after one year through five years	—	—

Total marketable investment securities	499,417	499,417

5. INVENTORY

        Inventory or consignment at customer sites was zero at December 31, 2009 and 2008.

        The Company determined that its first-generation Novacor LVAS reached the natural end of its product life cycle in 2006 and shifted its business focus to the development and subsequent commercialization of the Levacor.

        The Company wrote-down gross Novacor LVAS inventories of $2,650,787 to a net carrying value of zero at December 31, 2008. During the year ended December 31, 2009, fully reserved Novacor LVAS inventories of $2,650,787 were written-off against the reserve. To date, the Company has capitalized $341,614 of certain Levacor inventory that is being utilized in the production and future sale of finished goods. Capitalized inventory consist of $131,614 in raw materials and $210,000 in work-in-progress.

6. PROPERTY AND EQUIPMENT

        For the years ended December 31, 2009, 2008 and 2007, the Company wrote-off certain property and equipment and booked $4,270, $41,172 and $4,635, respectively, as a loss on the disposal of property and equipment.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY AND EQUIPMENT (Continued)

        Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $214,944, $269,530, and $486,128, respectively.

	2009
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$168,402	$(117,552)	$50,850
Computer equipment & software	630,822	(522,963)	107,860
Manufacturing & research equipment	2,566,844	(2,009,146)	557,698
Leasehold improvements	568,792	(405,366)	163,426

	$3,934,860	$(3,055,027)	$879,833

	2008
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$139,977	$(112,080)	$27,897
Computer equipment & software	607,249	(491,752)	115,497
Manufacturing & research equipment	2,231,820	(1,910,458)	321,362
Leasehold improvements	529,112	(342,296)	186,816

	$3,508,158	$(2,856,586)	$651,572

7. INTANGIBLE ASSETS

        The cost and accumulated amortization of the Company's intangible assets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	5,137,242	—

	$11,328,940	$11,328,940	$—

	December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Purchased technology	$6,191,698	$6,191,698	$—
Other intangible assets	5,137,242	5,029,326	107,916

	$11,328,940	$11,221,024	$107,916

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CURRENT LIABILITIES

  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

	December 31, 2009	December 31, 2008
Accounts payable	$368,219	$460,234
Accrued liabilities	1,128,947	832,393
Accrued warranty	44,000	96,048

Total accounts payable and accrued liabilities	$1,541,166	$1,388,675

  Accrued Compensation

        Accrued compensation includes accruals for year-end employee wages, Board of Director fees, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	December 31, 2009	December 31, 2008
Wages	$50,090	$60,090
Severance	77,524	65,344
Vacation	326,526	423,009
Bonuses	191,166	348,643

Total accrued compensation	$645,306	$897,086

  Performance Bonus

        Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically in February of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officers payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. For the year ended December 31, 2009 and 2008, accrued performance bonuses were $191,166 and $348,643, respectively, and were payable in cash.

9. COMPREHENSIVE LOSS

        For the years ended December 31, 2009, 2008 and 2007, there were no significant differences between the Company's comprehensive loss and its net loss.

10. EQUITY AND DEBT TRANSACTIONS

        On December 11, 2007, the Company and WHI entered into a note purchase agreement with Abiomed Inc. (Abiomed). Pursuant to the purchase agreement, Company and WHI issued to Abiomed a secured convertible promissory note (Abiomed Note) in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. The $1.0 million convertible note balance at December 31, 2007 was

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND DEBT TRANSACTIONS (Continued)

classified as a current liability due to a technical default with the Abiomed Note. At the Company's Annual and Special Meeting of shareholders held on April 29, 2008, the Corporation's shareholders' approved the entire Abiomed transaction.

        The closing prices of the Company's common shares on December 11, 2007 and January 3, 2008 were lower than the Abiomed's Note's conversion price, thereby creating a beneficial conversion feature in the Abiomed Note. Applying ASC 470-20-55, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and ASC 470-20-30, Debt with Conversion and Other Options, the Company calculated the beneficial conversion feature on the first tranche of funding of $1.0 million and recognized a discount of approximately $500,000, computed as the difference between the closing price and exercise price of the warrants. This was recorded as interest expense during the year ended December 31, 2007. Upon the receipt of the second tranche of funding of $4.0 million on January 3, 2008, the Company recorded an additional $1.4 million in interest expense associated with the beneficial conversion feature of the $4.0 million note.

        On December 11, 2007, pursuant to the clinical and marketing support services agreement with Abiomed, the Company issued to Abiomed a 5-year warrant to purchase up to up to 113,333 common shares of the Company, exercisable at $0.30 per share, of which 22,667 were immediately vested and 90,667 vested in January 2008. The Company recorded a non-cash clinical and marketing support expense of $6.5 million and $1.8 million for the year ended December 31, 2008 and 2007, respectively, related to the value of such vested warrant. The Company applied the provisions of ASC 718, "Compensation-Stock Compensation" and ASC 505, "Equity-Based Payments to Non-Employees" to account for the expense associated with the warrants granted to Abiomed. The Company used the Black-Scholes method to compute the fair value of the warrant issued as consideration for the clinical and marketing support services agreement. The measurement dates used were the vesting dates as defined by ASC 505-50.

        On July 31, 2008, the Company completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (Recapitalization Agreement) dated June 20, 2008 and amended on July 31, 2008, among the Company, its wholly owned subsidiary WHI, Abiomed, Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively Venrock), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively SSF) and New Leaf Ventures II, L.P (New Leaf). Simultaneously with the closing, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with the Company and WHI. Under the terms of the Termination and Release Letter Agreement, the Company converted the full amount of principal and interest owed on the Abiomed Note into 2,866,666 common shares of the Company (the Conversion). Additionally, Abiomed released the security interest in all of the assets of the Company and WHI that secured the Abiomed Note, terminated the warrants Abiomed held to purchase 113,333 common shares of the Company, forgave other amounts owed by the Company and terminated all the previously existing agreements, arrangements and understandings with the Company.

        The induced conversion of the Abiomed Note and simultaneous termination of previously existing agreements, arrangements and understanding between the Company and Abiomed, and the subsequent issuance of 2,866,666 common shares of the Company, as approved by the Company's shareholders during its Special Meeting of Shareholders held on October 9, 2008, were accounted for under the

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND DEBT TRANSACTIONS (Continued)

provisions of ASC Topic 470, Debt. The Company recorded a non-recurring expense upon inducement in the amount of approximately $3.9 million against additional paid-in capital.

        On July 31, 2008, WorldHeart completed the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the Company issued 10.0 million common shares for an aggregate purchase price of $30.0 million (Issuance), of which Venrock invested $11.0 million, SSF invested $9.0 million and New Leaf invested $10.0 million. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1.4 million (Bridge Facility) that Venrock and SSF had previously provided to the Company. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with the Company and WHI. In connection with the Issuance, the parties to the Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and the Conversion. The Company incurred $529,000 of legal fees related to the private placement and $80,000 of legal, accounting and Form S-3 filing fees in registering the common shares.

        The Company paid aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to its advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company. The warrants, with an exercise price of $3.30 per share, were subject to shareholder approval and were approved by the Company's shareholders during the Special Meeting of Shareholders held on October 9, 2008. The fair value of the warrants was calculated using the Black-Scholes option valuation model. Accordingly, the amount of $283,000 was attributed to the issuance of warrants as advisor fees for services related to the financing and recapitalization. The issuance of the warrants had no impact on total equity and did not impact operating results for the year ended December 31, 2008.

        In accordance with terms pursuant to the Recapitalization Agreement, the following terms were satisfied and, where required, carried by majority votes by the Company's shareholders during the Special Meeting of Shareholders held on October 9, 2008:

  (i)
  The approval of a reverse stock split of its common shares, to be determined by the Board of Directors, within the range of 20 to-1 to 30-to-1;

  (ii)
  The election as Directors of the Company of the nominees of each of Abiomed, Venrock, SSF and New Leaf, to hold office until the next annual meeting or until their successors are elected or appointed; and

  (iii)
  The termination of Abiomed's current distribution rights with the Company and replacement with reduced distribution rights, under which Company is required to negotiate in good faith with Abiomed regarding distribution arrangements for certain of the Company's products before engaging a third-party distributor; and

  (iv)
  The establishment of an equity incentive program for the benefit of the Company's independent directors, officers, employees and consultants covering, together with the Company's existing plans, a maximum of 1,466,666 common shares of the Company.

        See Note 18 for private placement equity transactions completed on January 26, 2010.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY

  Common shares

        Authorized common shares of the Company consist of an unlimited number of shares with no par value.

  Preferred Shares

        Authorized preferred shares of the Company consist of an unlimited number of shares issuable in series. The Company had no outstanding preferred shares at December 31, 2009 and 2008.

        See Note 18 on the Company's change in jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and the subsequent authority to issue common and preferred shares.

  Employee Stock Option Plan

        The Company has an employee stock option plan, the 2006 Equity Incentive Plan (Incentive Plan). The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common share price which is the closing price quoted on the NASDAQ Stock Exchange on the last trading day before the date of grant. The stock options generally vest over a four-year or three-year period, first year cliff vesting with monthly vesting thereafter on the four-year awards and annually in equal portions on the three-year awards, and have a ten year life.

        The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options. An aggregate of 2,166,667 shares are authorized for future issuance under the Incentive Plan. As of December 31, 2009, there are 654,178 shares reserved for future grants under the Incentive Plan.

  Performance Bonus Plan

        During 2008, certain employees and executive officers of the Company were granted 3,722 common shares under the 2007 Performance Bonus Plan.

  Reverse Stock Split

        In October 2008, the Company effected a thirty-for-one reverse stock split. The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

  Stock-based Compensation

        The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the years ended December 31, 2009, 2008 and 2007 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company's current estimates, cumulative adjustments to stock-based compensation expense are recorded.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

        Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

        The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was as follows:

	December 31,
	2009	2008	2007
Selling, general and administrative	$738,646	$218,928	$361,317
Research and development	327,360	103,243	168,844

Total	$1,066,006	$322,171	$530,161

        As of January 1, 2010, approximately $3,164,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 15 quarters.

        The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company's common shares that were in the money at December 31, 2009. At December 31, 2009, the aggregate intrinsic value of all outstanding options was $3,255,142 with a weighted average remaining contractual term of approximately 9.2 years. Of the 1,512,488 outstanding options, 43,540 options were vested and exercisable, with a weighted average remaining contractual life of 7.6 years and 1,468,948 options were unvested, with a weighted average remaining contractual life of 9.3 years. Options vested and exercisable and expected to be exercisable at December 31, 2009 was approximately 1,365,000. No options were exercised under the Company's Incentive Plan during the years ended December 31, 2009, 2008 and 2007.

        A summary of the status and changes the Company's non-vested options, subject to Topic 718 calculation for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Shares	Weighted Average
Nonvested at January 1, 2007	978	$285.00
Granted	12,957	90.60
Vested	(1,405)	216.90
Forfeited	(157)	230.40

Nonvested at December 31, 2007	12,373	90.00
Granted	437	42.58
Vested	(4,159)	94.44
Forfeited	(1,215)	74.08

Nonvested at December 31, 2008	7,436	$217.19
Granted	1,618,098	2.77
Vested	(26,207)	15.83
Forfeited	(130,379)	2.76

Nonvested at December 31, 2009	1,468,948	$3.62

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

        The following table summarized stock options and warrant activity for the years ended December 31, 2009, 2008 and 2007:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
	#	$	#	$	#	$	#
Outstanding at January 1, 2007	20,012	$369.00	2,060	$540.00	41,426	$1,746.60	63,498
Granted	11,707	117.90	1,250	116.10	23,083	2.10	36,040
Expired	(166)	9,000.00	(73)	3,501.00	(847)	3,249.90	(1,086)
Forfeited	(101)	166.20	—	—	—	—	(101)

Outstanding at December 31, 2007	31,452	351.30	3,237	317.10	63,662	145.20	98,351
Granted	437	47.84	—	—	174,000	3.30	174,437
Expired	(871)	1,426.55	(268)	3,072.58	(39,934)	2,421.44	(41,073)
Forfeited	(1,215)	74.08	—	—	(113,333)	0.30	(114,548)

Outstanding at December 31, 2008	29,803	324.80	2,969	298.61	84,395	7.32	117,167
Granted	1,493,098	2.77	125,000	4.91	—	0.00	1,618,098
Expired	(7,834)	493.26	(168)	674.37	(646)	465.00	(8,648)
Forfeited	(130,379)	3.00	—	—	(58,333)	3.30	(188,712)
Exercised

Outstanding at December 31, 2009	1,384,687	$6.91	127,801	$10.85	25,416	$4.91	1,537,905

Valuation Assumptions

        The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the years ended December 31, 2009, 2008 and 2007, 1,618,098, 437 and 12,957 stock options were granted, respectively. The weighted average fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was $2.77, $42.58 and $90.60, respectively. For 2009, 2008 and 2007, the following weighted average assumptions were utilized:

	2009	2008	2007
Expected option life (in years)	5.5	5.5	5.5
Expected volatility	156%	133%	99%
Average risk free interest rate	2.5%	3.7%	5.0%
Dividend yield	—	—	—

        The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company's common shares over the period commensurate with the expected life of the

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

options. Expected life in years is based on the "simplified" method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of "plain vanilla" stock options. The Company uses a term of 5.5 years for all its stock options. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

  Stock Option and Warrant Activity

        The following table summarizes the number of options and warrants outstanding and the weighted average exercise prices:

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2009	$298.75	$36.36	$19.97
December 31, 2008	$387.95	$335.72	$11.56
December 31, 2007	$482.40	$397.50	$145.20
Number of exercisable options and warrants:
December 31, 2009	18,306	25,234	25,417
December 31, 2008	22,671	2,629	84,396
December 31, 2007	20,047	2,268	63,663
Range of exercise prices of all exercisable options and warrants at:
December 31, 2009
From	$45.00	$5.00	$3.30
To	$2,835.00	$444.00	$1,020.00
Range of expiry dates of all exercisable options and warrants at:
December 31, 2009
From	Jan. 2010	Jan. 2014	Jul. 2013
To	Jan. 2018	Dec. 2019	Apr. 2014
	January 15, 2010	January 30, 2014	July 31, 2013
	January 25, 2018	December 30, 2019	Apr. 13, 2014

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHAREHOLDERS' EQUITY (Continued)

        The following table summarizes information about the outstanding options and warrants as at December 31, 2009.

Range of exercise price	Number of outstanding options/warrants	Weighted average exercise price	Weighted average remaining life in years
$01 to $2.75	1,231,246	$2.56	9.2
$2.76 to $5.00	281,851	$4.73	9.3
$5.01 to $36.00	417	$1,020.00	0.0
$36.01 to $8,716	24,392	$273.74	5.3

	1,537,905	$7.53	9.1

12. RESTRUCTURING

        On August 21, 2008, the Company announced that it was embarking on a phased consolidation into a primary facility at its current location in Salt Lake City, Utah (2008 Restructuring Plan). The Company's focus is on the development and subsequent commercialization of the advanced rotary Levacor. In August 2008, the Company completed the first phase of its consolidation plan and eliminated five positions at its Oakland facility, including the position of Vice President of Manufacturing. In February 2009, as part of its consolidation plan, the Company appointed Mr. John Alexander Martin as its President and Chief Executive Officer and in August 2009 appointed Mr. Morgan R. Brown as its Executive Vice President and Chief Financial Officer, both working out of Salt Lake City, Utah. Mr. Jal S. Jassawalla, the Company's former President and CEO, will continue to be based in Oakland, along with certain key employees in areas such as Research and Development, Clinical Affairs and Regulatory Affairs, and will continue to serve the Company as Executive Vice President and Chief Technology Officer.

        Included in the consolidation plan is the subsequent elimination of some additional positions in Oakland and the relocation of some positions to Salt Lake City by approximately the fourth quarter of 2010.

        The Company accounted for its restructuring expense in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period. In 2008 and 2009, the Company recorded restructuring expenses of $577,666 and $131,431, respectively, which was primarily attributable to one-time termination benefits costs relating to workforce reduction, severance and retention payments and relocation.

        Additionally, the Company established a liability for the fair value of the remaining lease payments at the Oakland facility. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. This liability will be paid out over the remainder of the leased properties' terms in December 2010. Total restructuring charges related to the Oakland lease is $218,933. Total accrued liabilities as of December 31, 2010 related to workforce reduction is $77,524.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction that cannot be used to offset income taxes payable in another. The Company had both a financial accounting and tax basis loss for the year ended December 31, 2009, 2008 and 2007 and has no provision for income taxes for the year.

        A reconciliation of the combined Canadian federal and provincial income tax rate with the Company's effective tax rate is as follows:

	December 31,
	2009	2008	2007
Canadian loss	$(1,030,482)	$(12,432,617)	$(2,747,758)
United States' loss	(15,665,740)	(12,172,022)	(14,823,232)
European loss	(14,279)	(712,143)	(992,825)

Loss before income taxes	(16,710,501)	(25,316,782)	(18,563,815)
Expected statutory rate	32.12%	32.12%	32.12%
Expected recovery of income tax	(5,367,413)	(8,131,750)	(5,962,697)
Effect of foreign tax rate differences	(294,498)	(318,206)	(261,869)
Permanent differences	14,041	(4,977,732)	308,550
Change in valuation allowance	6,695,664	6,071,814	7,114,790
Effect of changes in carry forwards	(698,165)	(765,134)	(3,370,065)
Effect of exchange rate differences	(349,629)	(8,121,008)	(2,171,291)

Recovery of income taxes	$—	$—	$—

        The Canadian statutory rate was 32.12% for 2009, 2008 and 2007. There were no significant permanent differences for the years ended December 31, 2009 and 2007. For the year ended December 31, 2008, the permanent difference relates primarily to imputed interest expense on the preferred shares issued to Abiomed and warrant expense on warrants issued to Abiomed.

        The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	December 31,
	2009	2008	2007
Deferred tax assets:
Net operating losses	$50,026,557	$44,533,000	$38,027,000
Tax credits	1,260,915	1,530,000	1,119,000
Share issue costs	—	1,227,000	—
Accrual and reserves	1,933,686	396,000	6,658,000
Asset basis differences	5,582,506	4,422,000	—

	58,803,664	52,108,000	45,804,000
Less: valuation allowance	(58,803,664)	(52,108,000)	(45,804,000)

Deferred tax liabilities:
Asset basis differences	—	—	—

Net deferred income tax liability	$—	$—	$—

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company's ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management's assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced.

        Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance increased by $6.7 million for the period ended December 31, 2009.

        Effective January 1, 2007, the Company adopted the provisions of ASC 740-10, Income Taxes (formely FIN 48), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The cumulative effect of adopting ASC 740-10 resulted in no ASC 740-10 liability on the balance sheet.

        The Company recorded no ASC 740-10 liability for uncertain income tax positions for the period ended December 31, 2009. The Company adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are incurred. For the period ended December 31, 2009, no penalties or interest expense related to income tax positions were recognized and as of December 31, 2009, no penalties or interest related to income tax positions were accrued. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months. The Company's tax years 2000-2009 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

        A reconciliation of the unrecognized tax benefits for the year ended December 31, 2009 is as follows:

Balance at January 1, 2009	$55,965,489
Decreases based on tax positions related to the current year	(54,484)
Reductions for tax positions of prior years	(12,980,272)

Balance at December 31, 2009	$42,930,733

        As of December 31, 2009, none of the unrecognized tax benefits could affect the Company's income tax provision or effective tax rate.

        As of December 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $126 million and $176 million, respectively, available to offset future taxable income. Federal and state net operating loss carry forwards expire in varying amounts beginning in 2020 and 2010, respectively.

        As of December 31, 2009, the Company had federal and state R&D credit carryforwards of approximately $1.3 million and $708 thousand, respectively, available to reduce future taxable income. The federal credit carryforwards expire beginning in 2025, and the state credits have no expiration date.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the 'change in ownership' provisions under Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

14. COMMITMENTS AND CONTINGENCIES

        The Company is committed to minimum lease payments for office facilities, equipment, licenses, and royalty payments on net sales of the Levacor:

	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	708,732	$538,339	$163,940	$6,453	$—
Purchase obligations(1)	866,322	403,822	337,500	125,000	—
Note payable—gross	1,000,000	200,000	400,000	400,000	—
Interest on note payable	135,000	45,000	63,000	27,000	—
Capital lease obligations	28,894	11,154	17,740	—	—
Minimum royalty payment obligations	2,203,000	280,000	796,000	777,000	350,000

Total	$4,941,949	$1,478,315	$1,778,180	$1,335,453	$350,000

(1)
Purchase obligations primarily represent commitments for services, manufacturing agreements and other research and purchase commitments.

  (a) Operating Leases

        Total rent expense for the years ended December 31, 2009, 2008, and 2007 was $612,107, $642,608, and $851,746, respectively.

  (b) Novacor LVAS Royalties

        The Company is committed under the Novacor LVAS royalty agreement to make royalty payments to certain employees. Royalties are payable on annual consolidated gross revenues at a rate of 0.808% up to a cumulative maximum of $3,232,000. Cumulative royalty payments totaled $1,220,017 as of December 31, 2009. Royalty payments were $0, $7,617, and $21,600 for the years ended December 31, 2009, 2008 and 2007, respectively.

  (c) Technology Partnerships Canada Contribution Agreement

        During 2002, the Company entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government agreed to share costs of certain research and development activities. Through December 31, 2005, the Company claimed funding in the amount of approximately $6.6 million. Effective January 1, 2004, repayment would be in the form of royalties payable on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. Royalty

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

expenses for the period ended December 31, 2009, 2008 and 2007 were $0, $9,000 and $15,000, respectively.

  (d) Research Agreements and Note Payable

  LaunchPoint Technologies LLC

        On September 15, 2008, the Company and LaunchPoint Technologies Inc. (LaunchPoint) entered into an Assignment Agreement (LaunchPoint Agreement) wherein all of LaunchPoint's right, title and interest in and to the assigned technology and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to the Company for $230,000. In addition, the LaunchPoint Agreement confirmed a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 is being paid in equal installments of $10,000 over 23 months beginning in October 2008.

        Under the LaunchPoint Agreement, LaunchPoint agreed to provide exclusive research and development services to the Company, for approximately two years for the design, production, distribution or sale of rotary blood pumps that provide assisted circulation. In return, the Company agreed to engage LaunchPoint in 'Active Projects' with one of them being the PediaFLow project. The Company will provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the LaunchPoint Agreement, (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of research and development services pursuant to any Active Project.

        The Company accounted for the purchase of research and development technology under the LaunchPoint Agreement in accordance with ASC Topic 805, Business Combinations, a replacement for Statement No. 141. Additionally, Statement No. 141(R) superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. The Company recorded a one time R&D expense of $230,000 during the year ended December 31, 2008.

        On November 13, 2009, the Company entered into an Amendment Agreement amending the existing LaunchPoint Agreement. Under the Amendment Agreement, LaunchPoint assigned additional technology and intellectual property to the Company in exchange for (a) increased royalty on net future sales through 2029 (or the date of expiry of the last to expire patents assigned to the Company) of products using all technology, with minimum annual royalties to LaunchPoint of approximately $129,000 for the first four years and a yearly payment of $60,000, thereafter, (b) entry into an R&D services agreement of $225,000, and (c) the issuance of a $1.0 million convertible promissory note.

        Additionally, the Company, at its discretion and depending on its involvement, can choose to reimburse LaunchPoint to cover market rates for government grants and contracts. LaunchPoint provided the Company an option on all future technology related to rotary pumps that provide assisted circulation, whether or not reimbursed by the Company.

        On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company's common stock, on each

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

anniversary of the Issuance Date for 5 years. LaunchPoint's right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company's common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to the second anniversary of the Amendment Date, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%.

        The Company recorded in-process research and development expense of $683,000 related to the issuance of the LaunchPoint Note. A $317,000 discount or an approximate 15% discount rate was applied to the LaunchPoint Note. The discount will be amortized over the five-year term of the LaunchPoint Note as interest expense.

        The five year maturity schedule of the LaunchPoint Note is as follows:

		December 2,
	Total	2010	2011	2012	2013	2014
Current note payable	$200,000	$200,000	$—	$—	$—	$—
Discount	(97,123)	(97,123)	—	—	—	—

Net current note payable	$102,877	$102,877	$—	$—	$—	$—

		December 2,
	Total	2010	2011	2012	2013	2014
Long term note payable	$800,000	$—	$200,000	$200,000	$200,000	$200,000
Discount	(219,877)	—	(82,493)	(65,784)	(46,698)	(24,902)

Net long term note payable	$580,123	$—	$117,507	$134,216	$153,302	$175,098

  Vertellus Specialties UK Limited

        On November 28, 2008, the Company and Vertellus Specialties UK Limited (Vertellus) entered into an agreement wherein Vertellus agreed to supply the Company with its proprietary compound and granted the Company the right to access its proprietary information including the manufacturing process of its proprietary compound.

        Vertellus also granted the Company an exclusive, worldwide, non-transferable, non-assignable, non-sublicensable, royalty bearing sub-license under some of Vertellus' patents, and other relevant intellectual property, to apply the product in processing the Levacor and to sell the Levacor worldwide.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company, as part of the agreement, paid Vertellus a one-time license fee of $25,000 and a one-time fee for support services of $35,000. Additionally, the Company is required to pay royalties on net product sales, including a minimum royalty payment. During 2008, the Company was entitled to include the one-time only license fee of $25,000 towards the satisfaction of minimum royalty payment which was recorded as cost of goods sold. The $35,000 support services fee was expensed in 2009 upon completion of work by Vertellus.

  Ottawa Heart Institute Research Corporation

        Effective April 1, 1996, the Company entered into a research agreement with the Cardiovascular Devices Division (CVD) of the Ottawa Heart Institute Research Corporation (Ottawa Agreement). The Company's research funding to CVD under the Ottawa Agreement was $13.4 million for the period from April 1, 1996 to December 31, 2004. No payments have been made under the Ottawa Agreement since December 31, 2004.

        Additionally, a former officer of the Company currently employed at CVD made additional claims for certain payments, which the Company initially disputed. In August 2007, a settlement and release of claims was agreed to between the parties. A payment of $245,000 was made to the former officer of the Company resulting in an expense reduction of $300,000 since the original estimated settlement liability was overstated. All receivables and accrued liabilities related to CVD were written off as part of the settlement. The Company does not anticipate any future payments under the Ottawa Agreement, as it is not pursuing development of the CVD artificial heart technology.

  (e) Legal Proceedings

        In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings, except as mentioned below.

        On December 21, 2007 the Company's registered office in Ottawa, Ontario, Canada received a claim filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary, alleging a breach of a letter of intent the Company entered into with Network Capital, Inc. (NCI) in relation to a potential tax monetization transaction. NCI filed its claim in the Court of Queen's Bench of Alberta Judicial District, Canada and seeks specific performance or damages in the amount of $35.0 million plus costs. The claim was not properly served and to date no proper service has been made. The Company believes this claim to be without merit and intends to vigorously defend it, if necessary.

15. SEGMENTED INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision maker in deciding how to allocate resources and assess performance. The Company's chief decision maker is the Chief Executive Officer.

        The Company has one operating segment for the purpose of making operating decisions and assessing performance and operates in several geographic locations.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENTED INFORMATION (Continued)

  Geographic Locations

        The following geographic data provides revenue based on product shipment destination and long-lived assets based on physical location. The Company has locations in the United States:

	2009		2008		2007
	Revenue	Long lived Assets	Revenue	Long lived Assets	Revenue	Long lived Assets
United States	$—	$916,193	$1,502,654	$909,243	$1,843,714	$1,343,743
Europe	4,765	—	73,439	6,605	371,893	8,400
Canada	—	—	20,765	—	259,770	—
Japan	—	—	135,285	—	100,200	—

Total	$4,765	$916,193	$1,732,143	$915,848	$2,575,577	$1,352,143

16. FINANCIAL INSTRUMENTS

        Financial instruments recognized in the balance sheet at December 31, 2009, consist of cash and cash equivalents, marketable investment securities, trade and other receivables, accounts payable, certain accrued liabilities and a convertible promissory note. The Company does not hold or issue financial instruments for trading purposes. During 2009, the Company invested all of its excess cash in money market funds or certificates of deposit.

  (a) Fair value

        The Company believes that the carrying values of its financial instruments approximate their fair values because of their short term to maturity.

  (b) Interest rate risk

        During 2009, most of the Company's cash investments were in money market funds with no interest rate risk. The Company was subject to minimal interest rate in relation to its investments in certificates of deposits.

  (c) Foreign exchange risk

        The Company has minimal assets and liabilities in foreign currencies; primarily the Euro and Canadian dollar. The Company's current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

  (d) Credit risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable investment securities and trade receivables. The Company has established guidelines for cash and cash equivalents and marketable investment securities relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. The Company has a limited number of customers, all of which operate in the health-care industry. The Company performs ongoing credit evaluations of its customers' financial condition and generally

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FINANCIAL INSTRUMENTS (Continued)

requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of trade receivables.

17. RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2009, FASB issued ASC 855-10, Subsequent Events, which provides guidance in establishing principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

        Effective September 2009, the Company revised references to authoritative accounting literature in accordance with FASB Accounting Standards Codification (Codification). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

        On September 23, 2009, the FASB ratified ASC Subtopic 605-25, formerly known as Emerging Issues Task Force Issue, or EITF, No. 08-1, Revenue Arrangements with Multiple Deliverables. ASC Subtopic 605-25 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This statement is effective for fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The Company is still assessing the potential impact of adoption, if any.

        In January 2010, FASB issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENTS

        Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement. The certificate of incorporation in Delaware authorizes the issuance of a total of 51.0 million shares, consisting of 50.0 million shares of common stock and 1.0 million shares of preferred stock. Each share of common stock will have a par value of $0.001 and each share of preferred stock will have a par value of $0.01.

        On January 4, 2010, the Company received unconditional approval from the FDA for the BTT clinical study of the Levacor. Study enrollment will encompass 160 subjects and will initially begin in ten clinical sites.

        On January 26, 2010, the Company completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. The Company issued an aggregate of 1,418,726 newly-issued shares of common stock at an issue price of $5.15 per share. Additionally the Company issued warrants to purchase up to 2,837,452 additional shares of common stock at an exercise price of $4.90 per share. The placement agent for the transaction received a placement fee of approximately $60,000. In connection with the private placement, the Company agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the registration of the common stock and warrants within 60 days after the closing.

        On February 4, 2010, the Company announced that it was part of a consortium awarded a $5.6 million, 4-year contract by the National Institutes of Health (NIH) to further develop the PediaFlow™ VAD to clinical trial readiness. As of the date of this filing, the Company has not finalized its subcontract agreement with the lead sponsor of the NIH grant.