Form 10-Q
period 2010-03-31
WORLD HEART CORP
filed 2010-05-17
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from       to

Commission file number:  000-28882

WORLD HEART CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2247240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of common shares outstanding as of May 14, 2010 was 14,730,991.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars) (Unaudited)

	March 31, 2010	December 31, 2009 (1)
ASSETS
Current assets
Cash and cash equivalents	$7,343,821	$5,562,670
Marketable investment securities	2,530,104	499,417
Trade and other receivables, net of allowance for doubtful accounts of $0 and $238,854 at March 31, 2010 and December 31, 2009, respectively	167,277	18,907
Inventory, net of allowance for excess and obsolete of $65,000 and $0 at March 31, 2010 and December 31, 2009, respectively	543,942	341,614
Prepaid expenses and other current assets	376,098	271,966
	10,961,242	6,694,574
Long-term assets
Property and equipment, net	907,344	879,833
Other long-term assets	14,756	36,360
	922,100	916,193
Total assets	$11,883,342	$7,610,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,491,511	$1,541,166
Accrued compensation	881,242	645,306
Note payable - short term, net	135,253	110,971
	2,508,006	2,297,443
Long-term liabilities
Note payable - long term, net	580,123	580,123
Other long term liabilities	73,821	74,215

Total liabilities	3,161,950	2,951,781

Commitments and Contingencies

Shareholders’ equity (deficit)
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.001 par value; 50,000,000 shares authorized; 14,730,991 issued and outstanding at March 31, 2010 and no par value; unlimited shares authorized; 13,312,265 issued and and outstanding at December 31, 2009	14,731	325,279,751
Additional paid-in-capital	351,138,768	18,389,635
Cumulative other comprehensive loss	(2,535)	(6,285,577)
Accumulated deficit	(342,429,572)	(332,724,823)
Total shareholders’ equity	8,721,392	4,658,986
Total liabilities and shareholders’ equity	$11,883,342	$7,610,767

(See accompanying notes to the condensed consolidated financial statements)

(1)  Derived from the Company’s audited consolidated financial statements as of December 31, 2009.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$555,651	$4,765
Cost of goods sold	(417,084)	(28,238)

Gross profit (loss)	138,567	(23,473)

Operating expenses
Selling, general and administrative	1,192,704	1,442,885
Research and development	2,321,796	2,103,931
Restructuring costs	—	52,718
Amortization of intangibles	—	47,856
Total operating expenses	3,514,500	3,647,390

Operating loss	(3,375,933)	(3,670,863)

Other income (expenses)
Foreign exchange (loss) gain	(12,569)	11,509
Investment and other income	4,390	8,330
Loss on liquidation of foreign entity	(6,285,574)	—
Interest expense	(35,063)	(400)
Net loss	$(9,704,749)	$(3,651,424)

Weighted average number of common stock outstanding: basic and diluted	14,336,901	13,253,964

Basic and diluted loss per common share	$(0.68)	$(0.28)

(See accompanying notes to the condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flow

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net loss for the period	$(9,704,749)	$(3,651,424)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	58,933	88,670
Non-cash stock-based compensation expense	467,936	103,829
Non-cash expense on loss on liquidation of foreign entity	6,285,574	—
Imputed interest on debt	24,285	—
Unrealized foreign exchange loss	—	(9,261)
Change in operating components of working capital:
Trade receivables	(148,370)	262,425
Prepaid expenses and other current assets	(82,528)	(236,623)
Inventory	(202,328)	—
Accounts payable and accrued liabilities	(49,655)	62,773
Accrued compensation	235,936	133,461
Cash used in operating activities	(3,114,966)	(3,246,150)

Investing activities
Purchase of marketable investment securities	(2,033,219)	—
Purchase of property and equipment	(86,447)	(64,149)
Cash used in investing activities	(2,119,666)	(64,149)

Financing activities
Issuance of common shares through private placement, net	7,016,177	—
Capital lease repayments	(394)	(1,271)
Cash provided by (used in) financing activities	7,015,783	(1,271)
Effect of exchange rates on cash and cash equivalents	—	1,517
Increase (decrease) in cash and cash equivalents for the period	1,781,151	(3,310,053)
Cash and cash equivalents, beginning of the period	5,562,670	20,703,724
Cash and cash equivalents, end of the period	$7,343,821	$17,393,671

Supplementary cash flow information:
Interest paid on capital lease	$396	$399

(See accompanying notes to the condensed consolidated financial statements)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Nature of Operations of the Company

WorldHeart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Salt Lake City, Utah, and Oakland, California. The Company is currently focusing on the development of its next-generation Levacor™ Rotary VAD (or Levacor VAD). In August 2009, the Company received a conditional Investigational Device Exception (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor VAD.  In January 2010, the Company received unconditional IDE from the FDA for the Levacor VAD in a Bridge-to-Transplant (BTT) clinical study and enrolled the first patient in January 2010. The Company expects to realize cost recoveries from the use of the Levacor VAD in the U.S. clinical trials. Such recoveries are expected to be an important part of the Company’s overall operating cash flows. The Company is also developing a small, magnetically levitated minimally invasive VAD (MiVAD) aimed at providing partial circulatory support to patients in an earlier stage of heart failure.

2.                                      Summary of Significant Accounting Policies

(a)          Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues, and expenses of the Company and its wholly owned subsidiaries; World Heart, Incorporated (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2010 or for any future period.

(b)          Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenue, warranty, restructuring, legal and clinical reserves. The Company bases their estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

(d)          Marketable Investment Securities, Financial Instruments and Fair Value

The Company classifies its marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder’s equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to other income (expense) results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations and are determined on the specific identification basis.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s financial instruments are cash and cash equivalents, marketable investment securities, accounts receivable, accounts payable, accrued liabilities and notes payable.  The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate the fair values based on their short-term nature. The fair value of marketable  investment securities is estimated based upon quoted market prices. The recorded values of notes payable, net of the discount, approximate the fair value as the interest approximates market rates.

The Company measures certain financial assets (cash and cash equivalents and marketable investment securities) at fair value on a recurring basis. The Company’s investments in cash and cash equivalents and marketable investment securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

(e)          Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has limited investments in marketable investment securities, primarily comprised of certificates of deposit. The Company had $167,277 and $0 in trade accounts receivable as of March 31, 2010 and December 31, 2009, respectively. Beginning in 2010, with the commencement of the BTT clinical trial, the Company’s trade accounts receivable is derived from three customers all located in the United States. The Company performs ongoing credit evaluations of its customers and generally will not require collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant.

(f) Inventory

Inventories are stated at the lower cost or market. Cost is determined on a first-in, first out (FIFO) method. The Company utilizes a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates. Labor and overhead rates are estimated based on the Company’s best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While the Company believes standard costs are reliable, actual production costs and volume change may impact inventory, costs of sales and the absorption of production overhead expenses.

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

Prior to August 23, 2009, all costs associated with manufacturing the Levacor VAD and related surgical and peripheral products were expensed as research and development costs. Therefore, cost of goods sold of the Levacor VAD will be lower until zero cost inventories are fully consumed.

(g) Property and Equipment

Capital assets are recorded at cost. Depreciation and amortization are calculated over estimated useful lives ranging from 1 to 15 years using the following rates and bases:

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

(i) Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to customers based on existing agreements or orders. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of the Company’s product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue recognized is from sales of the Levacor VAD in connection with our BTT clinical trial.

The significant elements of the Company’s multiple-element offerings are implant kits, peripherals, training and one-time post-implant support for new centers. For arrangements with multiple elements, the Company recognizes revenue using the residual method as described in ASC 985-605, Revenue Recognition-Software  or ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence (VSOE). Each element’s revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $0 and $238,854 respectively.

(j) Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, totaled $10,000 and $44,000 at March 31, 2010 and December 31, 2009, respectively.

(k) Research and Development Costs

Research and development (R&D) costs, including research performed under contract by third parties, are expensed as incurred. For the purchase of research and development technology under an assignment or license agreement, the Company records R&D expense in accordance with ASC 730, Research and Development .

(l) Stock-Based Compensation

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(m) Shipping and Handling Costs

In accordance with ASC 605-45-20, Revenue Recognition: Principal Agent Considerations, the Company records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Company’s shipping and handling costs are not significant.

(n) Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in ASC 420, Exit or Disposal Cost Obligations, based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period.

The liability is evaluated and adjusted as appropriate for changes in circumstances. During the three months ended March 31, 2010 and 2009, the Company recorded restructuring expense of $0 and $52,718, respectively, primarily attributable to one-time termination costs relating to workforce reduction, severance, retention and relocation. As of March 31, 2010, the accrued liability relating to restructuring charges totaled $12,000.

(o) Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. The accumulated other comprehensive loss on the balance sheet at December 31, 2009 represents the impact of converting to U.S. dollars from Canadian dollars prior to January 1, 2004. Effective January 1, 2010, World Heart Corp changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result the Company recorded a loss on liquidation of foreign entity of $6.3 million during the three months ended March 31, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the year.

(p) Reclassification

The accompanying consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on shareholders’ equity, working capital, gross profit or net income.

(q) Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2010 and March 31, 2009, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the three months ended March 31, 2010:

	March 31,	March 31,
	2010	2009

Gross number of shares excluded:
Warrants	25,416	84,395
Stock options	1,647,617	1,059,693
	1,673,033	1,144,088

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.                                      Marketable Investment Securities

The Company’s short term investments consist primarily of investments in certificates of deposit.  All investments are classified as available for sale. Marketable investment securities available for sale as of March 31, 2010 are summarized as follows:

	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value

Certificates of deposit	$2,532,639	—	(2,535)	$2,530,104
Total marketable investment securities	$2,532,639	$—	$(2,535)	$2,530,104

Maturities of marketable investment securities as of March 31, 2010 are as follows:

	Amortized Cost	Fair Value
Due within one year	$2,512,639	$2,510,104
Due after one year through five years	20,000	20,000
Total marketable investment securities	2,532,639	2,530,104

4.                                      Property and Equipment

As of March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$168,401	$(120,846)	$47,555
Computer equipment & software	646,285	(531,395)	114,890
Manufacturing & research equipment	2,636,167	(2,040,855)	595,312
Leasehold improvements	570,217	(420,630)	149,587
	$4,021,070	$(3,113,726)	$907,344

	December 31, 2009
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$168,402	$(117,552)	$50,850
Computer equipment & software	630,822	(522,963)	107,860
Manufacturing & research equipment	2,566,844	(2,009,146)	557,698
Leasehold improvements	568,792	(405,366)	163,426
	$3,934,860	$(3,055,027)	$879,833

Depreciation expense for the three months ended March 31, 2010 and March 31, 2009 was $58,933 and $40,814, respectively.

5.                                      Inventory

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. During the quarter ended March 31, 2010, inventory balances were as follows:

	March 31, 2010	December 31, 2009
Raw materials	6,612	131,614
Work in progress	103,388	210,000
Finished goods	433,942	—
Total inventory	$543,942	$341,614

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Finished goods inventory on consignment at customer sites was $200,000 at March 31, 2010 and $0 at December 31, 2009.

6.                                      Current Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$166,009	$368,219
Accrued liabilities	1,315,502	1,128,947
Accrued warranty	10,000	44,000
Total accounts payable and accrued liabilities	$1,491,511	$1,541,166

Accrued Compensation

Accrued compensation includes accruals for employee wages, Board of Director fees, severance, relocation benefits, vacation, and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	March 31, 2010	December 31, 2009
Wages	$115,054	$50,090
Severance	12,087	77,524
Vacation	400,872	326,526
Bonuses	353,229	191,166
Total accrued compensation	$881,242	$645,306

Performance Bonus

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically before the end of the first quarter of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officers payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. As of March 31, 2010, accrued bonuses for the 2009 and 2010 Performance Bonus Plan were $191,166 and $162,063, respectively. As of April 23, 2010, majority of accrued bonuses for the 2009 Performance Bonus Plan had been paid. The accrued bonus as of December 31, 2009 relates to the 2009 Performance Bonus Plan.

7.                                      Shareholders’ Equity

Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement. The certificate of incorporation in Delaware authorizes the issuance of a total of 51.0 million shares, consisting of 50.0 million shares of common stock and 1.0 million shares of preferred stock. Each share of common stock will have a par value of $0.001 and each share of preferred stock will have a par value of $0.01. As a result of this, the Company reclassified approximately $325.3 million out of common stock and into additional-paid-in capital.

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency.   As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company applied ASC 830, Foreign Currency Matters, and recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary in the three months ended March 31, 2010 a $6.3 million non-cash loss on the liquidation of foreign subsidiary, and wrote off the balance of cumulative translation adjustment.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On January 26, 2010, the Company completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. The Company issued an aggregate of 1,418,726 newly issued shares of common stock at an issue price of $5.15 per share. Additionally, the Company issued warrants to purchase up to 2,837,452 additional shares of common stock at an exercise price of $4.90 per share. The placement agent for the transaction received a placement fee of approximately $60,000 and the Company incurred other related professional fees of approximately $230,000. In connection with the private placement, the Company filed a registration statement under the Securities Act on Form S-3 covering the registration of the common stock and warrants in March 2010 which was declared effective in April 2010.

Other Comprehensive Income (Loss)

For the three months ended March 31, 2010, the Company’s other comprehensive loss was $2,535 higher than the net loss resulting from unrealized losses from the Company’s investments on available for sale securities. For the three months ended March 31, 2009, no such losses were recorded and there were no differences between the Company’s other comprehensive loss and its net loss.

Common Stock

Authorized common shares of the Company consist of 50.0 million shares of common stock with a par value of $.001 per share.

Preferred Stock

Authorized preferred shares of the Company consist of 1.0 million shares of preferred stock with a par value of $.01 per share.

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

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other stock-based awards, in addition to stock options. An aggregate of 2,166,667 shares are authorized for future issuance under the Incentive Plan. As of March 31, 2010, there are 519,042 shares reserved for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months ended March 31, 2010 and 2009 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock- based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively were as follows:

	Three Months Ended March 31,
	2010	2009
Selling, general and administrative	$239,811	$74,518
Research and development	228,125	29,311
Total	$467,936	$103,829

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of April 1, 2010, $3,732,746 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 16 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common stock that were in the money at March 31, 2010. At March 31, 2010, the aggregate intrinsic value of all outstanding options was $3,152,159 with a weighted average remaining contractual term of approximately 9.1 years. Of the 1,647,614 outstanding options, 327,617 options were vested and exercisable, with a weighted average remaining contractual life of 8.7 years and 1,319,998 options were unvested, with a weighted average remaining contractual life of 9.2 years. No options were exercised under the Company’s Incentive Plan during the three months ended March 31, 2010 and 2009.

A summary of the status and changes the Company’s non-vested options, subject to ASC 718 calculation for the three months ended March 31, 2010 and 2009 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,468,948	$3.62
Granted	136,273	5.41
Vested	(284,373)	3.26
Forfeited	(850)	4.19
Nonvested at March 31, 2010	1,319,998	$3.88

The following table summarizes stock option and warrant activity for the three months ended March 31, 2010:

	Employees		Non-Employees
				Weighted
		Weighted		average		Weighted
		average		exercise		average
	Options	exercise price	Options	price	Warrants	exercise price	Total
Outstanding at December 31, 2009	1,384,687	$6.91	127,801	$10.85	25,416	$4.91	1,537,904
Granted	136,273	6.01	—	—	—	—	136,273
Expired	(297)	117.51	—	—	—	—	(297)
Forfeited	(850)	4.46	—	—	—	—	(850)
Outstanding at March 31,2010	1,519,813	$6.81	127,801	$10.85	25,416	$4.91	1,673,030

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2010 and 2009, 136.273 and 1,027,169 stock options were granted, respectively. The weighted average fair value of the options granted during the three months ended March 31, 2010 and 2009 was $5.41 and $2.42, respectively. For three months ended March 31, 2010 and 2009, the following weighted average assumptions were utilized:

	Three Months Ended March 31,
	2010	2009
Average risk free interest rate	2.92%	2.11%
Expected life (in years)	6.25	5.5
Expected volatility	128%	155%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC 718. The Company believes that all

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company used a term of 6.25 years for all its stock options granted during the three months ended March 31, 2010.  The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

8.                                      Note Payable

On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for 5 years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. As of March 31, 2010, the current and long term portions of the note are approximately $135,000 and $580,000, respectively, net of a total discount of $285,000.

9.                     Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that the Company believes are of significance, or potential significance to the Company based upon current operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

10.              Subsequent Events

We have evaluated events and transactions that occurred subsequent to March 31, 2010 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.

On May 17, 2010, as disclosed on a current report on Form 8-K,  WorldHeart initiated a voluntary field corrective action due to two vendor-related issues associated with the Levacor VAD external in-line connector. The action taken resulted in the repair or replacement of in-line connectors in inventory, including those held on consignment at customer sites, and units previously distributed through clinical trials or sold to customers. The total cost of the repairs and replacements was not material due to the limited number of replacements for five patients and connectors on the shelf at customers. The warranty reserve at March 31, 2010 was adequate to cover this voluntary field corrective action.

Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart or the “Company.” The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in our financial condition and results of operations and cash flows for the three months ended March 31, 2010 and March 31, 2009. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2009, prepared in accordance with U.S. GAAP, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; potential product manufacturing issues related to our Levacor VAD, including recent corrective actions taken to replace in-line connectors used in our product; inability to recover costs and generate revenue from our Levacor VAD BTT clinical trial, our ability to manufacture, sell and market our products; decisions, and the timing of decisions made by health regulatory agencies regarding approval of our products; limitations on third-party reimbursements;  costs and delays associated with research and development, pre-clinical testing and clinical trials for our next-generation product candidates,   competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009.

OVERVIEW

Our business is focused on the development and sale of ventricular assist devices (VADs), particularly our Levacor Rotary VAD (the Levacor VAD or the Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. In August 2009, we received a conditional Investigational Device Exception (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor to begin a Bridge-to-Transplant (BTT) clinical study and in January 2010 we received unconditional IDE from the FDA.  BTT clinical study enrollment will involve approximately 160 subjects at ten U.S. centers initially.  The follow-up period for subjects in BTT clinical trial is six months with the end points of the BTT study being heart transplant, six month survival on device or device removal for recovery and survival to 60 days after device removal. We expect to submit an application to initiate a CE Mark clinical trial in Europe with the Levacor VAD by the first half of 2011 and plan to file an IDE application to initiate a destination therapy clinical study in the U.S. with the Levacor VAD by the first half of 2011, both contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. To date we have enrolled five subjects in the BTT clinical study across three centers.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, axial rotary pediatric VAD (PediaFlow™). The PediaFlow is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). The technology embodied in the PediaFlow is also intended to form the basis for a small, minimally invasive VAD (MiVAD). The MiVAD is aimed at providing partial circulatory support in an early-stage heart failure patient. We expect to be in a clinical trial with the MiVAD by the first half of 2014.

On February 4, 2010, we announced that we were part of a consortium awarded a $5.6 million, 4-year contract by the NIH to further develop the PediaFlow™ VAD to clinical trial readiness. The PediaFlow, a miniaturized implantable fully magnetically levitated blood pump, is intended for neonates and infants. It has evolved significantly through design and development with funding from a previous NIH contract, and supplemental funding and technology contributions from WorldHeart. This device is now approximately the size of a AA battery and was successfully evaluated in a multi-month animal experiment in 2009.

On January 26, 2010, we announced that we completed a private placement of common stock and warrants to purchase common stock. Net proceeds from the offering were approximately $7.0 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock and warrants to purchase up to 2,837,452 additional shares of common stock.

On January 4, 2010, we announced that effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2009

(United States Dollars and shares in thousands except per share amounts)

	Three Months Ended March 31,
(Unaudited)	2010	2009
Revenue	$556	$5
Cost of goods sold	417	28

Gross profit (loss)	139	(23)

Operating expenses
Selling, general and administrative	1,193	1,443
Research and development	2,322	2,104
Restructuring costs	—	53
Amortization of intangibles	—	48

Total operating expenses	3,515	3,648

Operating loss	(3,376)	(3,671)

Other income (expense)
Unrealized foreign exchange (loss) gain	(13)	12
Investment and other income	4	8
Loss on liquidation of foreign entity	(6,285)	—
Interest expense	(35)	—

Net loss applicable to common shareholders	$(9,705)	$(3,651)

Weighted average number of common shares outstanding: basic and diluted	14,337	13,254

Basic and diluted loss per common share	$(0.68)	$(0.28)

Revenue:  Sales of Levacor implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the three months ended March 31, 2010.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Quarter Ended March 31,
	2010			2009
	Amount	% of Total	Units	Amount	% of Total	Units
Levacor product revenues:
Implant kits	$415,000	75%	5	$—	—	—
Peripherals and other	141,000	25%		5	100%
Total revenue	$556,000	100%		$5	100%

Total revenue for the three months ended March 31, 2010 was $556,000 reflecting an increase of $551,000 compared with the three months ended March 31, 2009. Revenue from Levacor VAD implant kits sold during the three months ended March 31, 2010 was $415,000, an increase of 100% compared with the quarter ended March 31, 2009. Levacor VAD peripherals and other revenue was $141,000 and $5,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. The overall revenue increase is attributable to our successful development and sale of our Levacor VAD during the first quarter of 2010 as a result of receiving from the FDA an unconditional IDE in January 2010.  We sold five Levacor VADs during the three months ended March 31, 2010.

Cost of goods sold: For the three months ended March 31, 2010, cost of goods sold was $417,000 consisting of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD.  For the three months ended March 31, 2009, cost of goods sold of $28,000 consisted entirely of royalties payable under minimum annual royalty agreements. Cost of goods sold is expected to remain at the same level in the near future as we realize manufacturing efficiencies and consume our pre-IDE zero cost inventory.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily relate to enrollment and training of personnel at the new centers in the Levacor BTT clinical trial, field support of Levacor patients and marketing/trade show costs. Our administrative expenses include professional fees, communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended March 31,
(Unaudited)	2010	2009

Selling	$189,000	$149,000
General and administrative	1,004,000	1,294,000
Total	$1,193,000	$1,443,000

Selling expenses for the three months ended March 31, 2010 increased by $40,000, or 28%, compared with the three months ended March 31, 2009. The increase is a result of a rise in marketing and other support efforts for our Levacor VAD. For the three months ended March 31, 2010 and March 31, 2009, we recorded $33,000 and $6,000, respectively, in stock-based compensation expense. Selling expenses are expected to increase as the demand for our Levacor VAD increases.

General and administrative expenses for the three months ended March 31, 2010 decreased by $290,000, or 22%, compared with the three months ended March 31, 2009. The decrease is primarily attributable to decrease in legal fees associated with the preparation and timing of our annual meeting, proxy and annual and special meetings and reincorporation related costs ($260,000), decrease in consulting fees as the company relocated its corporate offices to Salt Lake City in 2009 ($72,000), a decrease in recruiting fees related to the hiring of a CEO in 2009 ($60,000), a decrease in general office and insurance expenses ($36,000), offset by an increase in stock based compensation expense ($138,000). For the three months ended March 31, 2010 and March 31, 2009, we recorded $207,000 and $69,000, respectively, in stock-based compensation expense. General and administrative expenses are expected to increase as we add additional employees and activities to support the Levacor VAD clinical trials.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

Research and development expenses for the three months ended March 31, 2010 increased $218,000, or 10%, compared with the three months ended March 31, 2009. The increase is primarily attributable to an increase in stock based compensation ($199,000), and increase in salaries and benefits associated with the Levacor VAD clinical trials ($158,000), and an increase in research payments made to collaborative partners and consulting expenses ($87,000) offset by a decrease in supplies purchases resulting from the commencement of the Levacor VAD clinical trials ($187,000) and a reduction in patent and other professional fees ($77,000). For the three months ended March 31, 2010 and March 31, 2009, we recorded $228,000 and $29,000, respectively, in stock-based compensation expense associated with research and development employees. For the three months ended March 31, 2010, the  increase in stock-based compensation expense is a result of a full quarter’s worth of compensation expense related to a broad based employee award on March 25, 2009 , compared to less than one month’s compensation expense during the three months ended March 31, 2009. Research and development expenses are expected to increase during the remainder of 2010 as we continue to develop our Levacor VAD and continue activities on pre-clinical testing and other product development.

Restructuring costs: Restructuring costs for the three months ended March 31, 2010 and March 31, 2009 were zero and $53,000, respectively. Restructuring costs in 2009 consisted primarily of termination benefits of several employees and relocation benefits of our new CEO.

Amortization of intangibles: Amortization of acquired workforce for the three months ended March 31, 2010 and March 31, 2009 was zero and $48,000 respectively. The intangible asset was being amortized on a straight-line basis over four years and became fully amortized in August 2009.

Foreign Exchange: Foreign exchange transactions resulted in losses of $13,000 for the three months ended March 31, 2010 and a gain of $12,000 for the three months ended March 31, 2009. Gains and losses relate primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro and Canadian dollar.

Investment and other income: Investment and other income for the three months ended March 31, 2010 was $4,000 compared to $8,000 during the three months ended March 31, 2009.  Although average daily balances of invested cash were greater in 2010, earnings were lower due to the continued decline in interest rates in 2010. We anticipate our investment income will decrease over the remainder of 2010 resulting from consumption of cash to fund operations.

Interest expense: During the three months ended March 31, 2010 and March 31, 2009, we recorded interest expense of $35,000 relating to the $1.0 million LaunchPoint Note issued by us in December 2010, consisting of $24,000 in imputed interest expense and $11,000 in stated interest expense on the LaunchPoint Note. During the three months ended March 31, 2009, we recorded $400 in interest expense.

Loss on liquidation of foreign entity: We recorded a $6.3 million loss on liquidation of foreign entity during the three months ended March 31, 2010 related to World Heart Corporation changing its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and terminating a majority of operations in Canada.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue and investment income, these funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel, fund our research and development programs and clinical trials, and apply for and obtain the necessary regulatory approvals.

At March 31, 2010, we had cash and cash equivalents of $7.4 million and $2.5 million in available for sale investment securities totaling $9.9 million, an increase of $3.8 million from December 31, 2009 total of $6.1 million.  For the three months ended March 31, 2010, cash used in operating activities was $3.1 million, consisting primarily of the net loss for the period of $9.7 million, offset by $6.3 million for non-cash loss on liquidation of foreign entity,  $468,000 for non-cash stock compensation expense and $59,000 for depreciation expense.  Additionally, working capital changes consisted of cash decreases related to a $148,000 increase in trade accounts receivable and other receivables, $83,000 increase in prepaid expenses and other current assets, a $202,000 increase in inventory and a $50,000 decrease in accounts payable and accrued liabilities, and cash increases related to a $236,000 increase in accrued compensation.  For the three months ended March 31, 2010, cash used in investing activities was $2.1 million related primarily to the purchase of marketable investment securities and cash provided by financing activities was $7.0 million related to net proceeds from the issuance of common stock in a private placement.

For the three months ended March 31, 2009, cash used in operating activities was $3.2 million, consisting primarily of the net loss for the period of $3.7 million, offset by $104,000 for non-cash stock compensation expense and $89,000 for amortization and depreciation expense.  Additionally, working capital changes consisted of cash decreases related to a $237,000 increase in prepaid expenses and other current assets and cash increases related to a $262,000 decrease in trade accounts receivable and other receivables, a $63,000 increase in accounts payable and accrued liabilities and a $133,000 increase in accrued compensation.  For the three months ended March 31, 2009, cash used in investing activities was $64,000 related to the purchase of property and equipment and cash used in financing activities was $1,000 related to capital lease payments.

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through at least 2010. However, our actual needs will depend on numerous factors, primarily the progress and scope of our internally funded research and development activities and our success in manufacturing Levacor VAD on a timely basis sufficient to meet the needs of our clinical trials. Our Levacor VAD clinical trial may be modified or terminated for many reasons including the risk that our device demonstrates safety issues; the risk that regulatory authorities may not approve our device for further development or may require additional or expanded clinical trials to be performed; and the risk that we or our suppliers may not be able to supply sufficient quantities of our device, parts, or materials to support clinical trial, which could lead to a disruption or cessation of the clinical trials. If any of the events occur, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting polices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

NEW ACCOUNTING STANDARDS

Refer to Note 9, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as described in our Annual report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K.

The following risk factor have been updated to update the risks related to our product manufacturing and reflects a material change to the Risk Factors set forth in our 2009 Annual Report on Form 10-K.

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

In order to conduct clinical studies, we must generally receive an IDE for each device from the FDA. We are currently conducting a BTT clinical trial for Levacor VAD product under an IDE. During this clinical trial we may experience unanticipated device issues or clinical outcomes, either of which may cause us to delay or stop our clinical trial. The completion of any of our clinical trial may be delayed or halted for numerous reasons, including:

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

•                  defects in our products, product recalls, safety alerts or advisory notices;

•                  the interim results of any of our clinical trials may be inconclusive or negative; and

•                  regulatory inspections of our clinical trials or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

For example in May 2010, we initiated a voluntary field corrective action associated with the external in-line connector used in our Levacor VAD pump kits. We had discovered two vendor-related issues with the in-line connector.  While these issues were unlikely to represent serious safety concerns and no adverse patient consequences were reported, they, nonetheless, did not provide the intended optimum design.  Therefore, we undertook the field actions to correct the problem to replace the percutaneous cables and pump cable extensions for five patients and Levacor VAD pump kits on the shelf.

If we were to experience other device issues or unanticipated clinical outcomes, the FDA might impose additional conditions or restrictions which could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to get our products approved or could cause material delay in the time period to get approval, which in turn would have a material adverse impact on our business.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party manufacturers, and risks related to dependence on sole suppliers.

The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party manufacturers, unanticipated technological problems and delays. From time to time, we have experienced manufacturing challenges and delays, and we may experience manufacturing challenges and delays in the future. Any such challenges or delays, if significant, could negatively affect our ability to develop and deliver our products in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material or adverse effect on our business, financial condition and results of operation. Furthermore, any of our own manufacturing problems or those of the third-party manufacturers we rely on could result in potential defects in our products, exposing us to product liability, claims and product recalls, safety alerts or advisory notices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.1	2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated March 9, 2010 (Commission File No. 000-28882)).

Exhibit 10.2

Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.3

Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

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

World Heart Corporation
(Registrant)

Dated: May 17, 2010	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2010	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)