Form 10-Q
period 2010-06-30
WORLD HEART CORP
filed 2010-08-11
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

The number of common shares outstanding as of August 10, 2010 was 14,730,991.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(United States Dollars)

	June 30, 2010	December 31, 2009 (1)
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,833,416	$5,562,670
Marketable investment securities	1,296,690	499,417
Trade and other receivables, net of allowance for doubtful accounts of $0 and $238,854 at June 30, 2010 and December 31, 2009, respectively	440,794	18,907
Inventory, net of allowance for excess and obsolete of $298,323 and $0 at June 30, 2010 and December 31, 2009, respectively	1,804,506	341,614
Prepaid expenses and other current assets	353,984	271,966
	8,729,390	6,694,574
Long-term assets
Property and equipment, net	865,588	879,833
Other long-term assets	34,756	36,360
	900,344	916,193
Total assets	$9,629,734	$7,610,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,520,985	$1,522,199
Accrued compensation	980,773	645,306
Note payable - short term, net	159,535	110,971
	2,661,293	2,297,443
Long-term liabilities
Note payable, net	580,123	580,123
Other long-term liabilities	83,722	93,182

Total liabilities	3,325,138	2,951,781

Commitments and Contingencies

Shareholders’ equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value; 50,000,000 shares authorized; 14,730,991 issued and outstanding at June 30, 2010 and no par value; unlimited shares authorized; 13,312,265 issued and outstanding at December 31, 2009	14,731	325,279,751
Additional paid-in-capital	351,463,383	18,389,635
Cumulative other comprehensive loss	(2,612)	(6,285,577)
Accumulated deficit	(345,170,906)	(332,724,823)
Total shareholders’ equity	6,304,596	4,658,986
Total liabilities and shareholders’ equity	$9,629,734	$7,610,767

(See accompanying notes to the condensed consolidated financial statements)

(1)   Derived from the Company’s audited consolidated financial statements as of December 31, 2009.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(United States Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$467,428	$—	$1,023,079	$4,765
Cost of goods sold	$(448,565)	(25,000)	(865,649)	(53,238)
Gross profit (loss)	18,863	(25,000)	157,430	(48,473)

Operating expenses
Selling, general and administrative	1,036,667	1,476,008	2,229,371	2,918,893
Research and development	1,692,334	2,607,879	4,014,130	4,711,810
Restructuring costs	—	198,194	—	250,912
Amortization of intangibles	—	47,856	—	95,712
Total operating expenses	2,729,001	4,329,937	6,243,501	7,977,327

Operating loss	(2,710,138)	(4,354,937)	(6,086,071)	(8,025,800)

Other income (expenses)
Foreign exchange gain (loss)	215	(17,691)	(12,354)	(6,182)
Investment and other income	4,387	6,033	8,776	14,363
Loss on liquidation of foreign entity	—	—	(6,285,574)	—
Interest expense	(35,798)	(361)	(70,861)	(761)
Net loss	$(2,741,334)	$(4,366,956)	$(12,446,084)	$(8,018,380)

Weighted average number of common shares outstanding basic and diluted	14,730,991	13,253,964	14,535,035	13,253,964

Basic and diluted loss per common share	$(0.19)	$(0.33)	$(0.86)	$(0.60)

(See accompanying notes to the condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Six Months June 30,
	2010	2009

Net loss for the period	$(12,446,084)	$(8,018,380)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	227,772	179,376
Non-cash stock compensation expense	806,299	379,365
Non-cash expense on loss on liquidation of foreign entity	6,285,574	—
Imputed interest on debt	48,567	—
Realized foreign exchange (loss) gain	(372)	8,413
Change in operating components of working capital:
Trade receivables	(421,329)	222,617
Prepaid expenses and other current assets	(59,889)	(43,821)
Inventory	(1,462,892)	—
Accounts payable and accrued liabilities	(8,351)	(301,113)
Accrued compensation	335,467	380,594
Cash used in operating activities	(6,695,238)	(7,192,949)

Investing activities
Sale of marketable investments	1,460,388	—
Purchase of marketable investment securities	(2,280,267)	—
Purchase of property and equipment	(213,532)	(167,025)
Cash used in investing activities	(1,033,411)	(167,025)

Financing activities
Issuance of common shares through private placement, net	7,002,429	—
Capital lease repayments	(2,805)	(3,031)
Cash provided by (used in) financing activities	6,999,624	(3,031)
Effect of exchange rates on cash and cash equivalents	(229)	1,382
Decrease in cash and cash equivalents for the period	(729,254)	(7,361,623)
Cash and cash equivalents, beginning of the period	5,562,670	20,703,724
Cash and cash equivalents, end of the period	$4,833,416	$13,342,101

Supplementary cash flow information:
Interest paid on financing	$661	$760
Income taxes paid	$800	$800

(See accompanying notes to the condensed consolidated financial statements)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Nature of Operations of the Company

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. World Heart has facilities in Salt Lake City, Utah, and Oakland, California. The Company is currently focusing on the development of its next-generation Levacor™ VAD (Levacor VAD). In January 2010, the Company received an unconditional Investigational Device Exemption from the U.S. Food and Drug Administration (FDA) for the Levacor VAD in a Bridge-to-Transplant (BTT) clinical study and enrolled the first patient in January 2010. In July 2010, the FDA approved the expansion of the BTT clinical study into ten additional centers, making a total of 20 centers that the Company can enroll into the study. The Company expects to realize cost recoveries from the use of the Levacor VAD in the U.S. clinical studies. Such recoveries are expected to be an important part of the Company’s overall operating cash flows. The Company is also developing a small, magnetically levitated minimally invasive VAD (MiVAD) aimed at providing partial circulatory support to patients in an earlier stage of heart failure.

2.                                      Summary of Significant Accounting Policies

(a)          Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues, and expenses of the Company and its wholly owned subsidiaries; World Heart, Incorporated (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2010 or for any future period.

(b)          Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenue, warranty, restructuring, legal and clinical reserves. The Company bases their estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

(d)          Marketable Investment Securities, Financial Instruments and Fair Value

The Company classifies its marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder’s equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to other income (expense) resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s financial instruments are cash and cash equivalents, marketable investment securities, accounts receivable, accounts payable, accrued liabilities and notes payable.  The recorded values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate the fair values based on their short-term nature. The fair value of marketable investment securities is estimated based upon quoted market prices. The recorded values of notes payable, net of the discount, approximate the fair value as the interest approximates market rates.

The Company measures certain financial marketable investment securities at fair value on a recurring basis. The Company’s investments in marketable investment securities are classified within Level 2 of the fair value hierarchy because they are traded in less active markets than public stocks but prices are obtained from readily available pricing sources for comparable instruments.

(e)          Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents investments, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has limited investments in marketable investment securities, primarily comprised of certificates of deposit. The Company had $427,536 and $0 in trade accounts receivable as of June 30, 2010 and December 31, 2009, respectively. Beginning in 2010, with the commencement of the BTT clinical trial, the Company’s trade accounts receivable is derived from five customers all located in the United States. The Company performs ongoing credit evaluations of its customers and generally will not require collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant.

(f)            Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first out (FIFO) method. The Company utilizes a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates. Labor and overhead rates are estimated based on the Company’s best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While the Company believes standard costs are reliable, actual production costs and volume change may impact inventory, costs of sales and the absorption of production overhead expenses.

The Company reviews inventory for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

The Company included in inventory, materials and finished goods that can be held for sale or used in non-revenue clinical studies. Products consumed in non-revenue clinical studies are expensed as part of research and development when consumed.

Prior to August 23, 2009, all costs associated with manufacturing the Levacor VAD and related surgical and peripheral products were expensed as research and development costs, therefore, cost of goods sold on sales of the Levacor VAD will be lower until zero cost inventories are fully consumed.

(g)         Property and Equipment

Property and equipment assets are recorded at cost. Depreciation and amortization are calculated over estimated useful lives ranging from 1 to 7 years. On January 1, 2010, the Company changed its method of depreciation from the double declining method  to the straight line method using the following rates and bases:

Furniture and fixtures	Straight-line over 7 years
Computer equipment and software	Straight-line over 5 years
Manufacturing and research equipment	Straight-line over 5 years
Leasehold improvements	Straight-line ranging from 1 to 7 years

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

(i)            Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to customers based on existing agreements or orders. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of the Company’s product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue recognized relates to sales of the Levacor VAD in connection with our BTT clinical trial.

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

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. At June 30, 2010 and  December 31, 2009, the allowance for doubtful accounts was $0 and $238,854 respectively.

(j)            Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, totaled $56,972 and $44,000 at June 30, 2010 and December 31, 2009, respectively.

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

The liability is evaluated and adjusted as appropriate for changes in circumstances. During the three months ended June 30, 2010 and 2009, the Company recorded restructuring expense of $0 and $198,194, respectively, primarily attributable to one-time termination costs relating to workforce reduction, severance, retention and relocation. During the six months ended June 30, 2010 and 2009, the Company recorded restructuring expense of $0 and $250,912, respectively, primarily attributable to one-time termination costs relating to workforce reduction, severance, retention and relocation.  As of June 30, 2010, the accrued liability relating to restructuring charges totaled $12,087.

(o)          Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. The accumulated other comprehensive loss on the balance sheet at December 31, 2009 represents the impact of converting to U.S. dollars from Canadian dollars prior to January 1, 2004. Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result the Company recorded a loss on liquidation of foreign entity of $6.3 million during the six months ended June 30, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the year.

(p)          Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2010 and June 30, 2009, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company as of June 30, 2010 and 2009:

	June 30,
	2010	2009

Gross number of shares excluded:
Warrants	2,862,868	84,395
Stock options	1,864,177	1,388,263
	4,727,045	1,472,658

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3.                                      Marketable Investment Securities and Fair Value

The Company’s short term investments consist primarily of investments in certificates of deposit.  All investments are classified as available for sale. Marketable investment securities available for sale as of June 30, 2010 and December 31, 2009 are summarized as follows:

June 30, 2010	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$1,299,302	—	(2,612)	$1,296,690
Total marketable investment securities	$1,299,302	$—	$(2,612)	$1,296,690

December 31, 2009

Certificates of deposit	$499,417	—	—	$499,417
Total marketable investment securities	$499,417	$—	$—	$499,417

Maturities of marketable investment securities as of June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010	Amortized Cost	Fair Value
Due within one year	$1,299,302	$1,296,690
Total marketable investment securities	$1,299,302	$1,296,690

December 31, 2009
Due within one year	$499,417	$499,417
Total marketable investment securities	$499,417	$499,417

4.                                      Property and Equipment

As of June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,023	$(32,928)	$45,095
Computer equipment & software	161,654	(91,553)	70,101
Manufacturing & research equipment	921,524	(332,424)	589,100
Leasehold improvements	347,647	(186,355)	161,292
	$1,508,848	$(643,260)	$865,588

	December 31, 2009
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$168,402	$(117,552)	$50,850
Computer equipment & software	630,822	(522,963)	107,860
Manufacturing & research equipment	2,566,844	(2,009,146)	557,698
Leasehold improvements	568,792	(405,366)	163,426
	$3,934,860	$(3,055,027)	$879,833

Depreciation expense for the three months ended June 30, 2010 and June 30, 2009 was $168,839 and $43,263, respectively.  Depreciation expense for the six months ended June 30, 2010 and June 30, 2009 was $227,772 and $83,665, respectively. On April 1, 2010 the Company recorded one-time depreciation expense on assets with remaining net book value that had reached their respective useful life totaling $116,725. Additionally, the Company removed the cost basis and corresponding accumulated depreciation/amortization of assets that were no longer in service.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5.                                      Inventory

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. As of June 30, 2010 and December 31, 2009, inventory balances were as follows:

	June 30, 2010	December 31, 2009
Raw materials	$540,246	$131,614
Work in progress	543,550	210,000
Finished goods	720,709	—
Total inventory	$1,804,506	$341,614

Finished goods inventory on consignment at customer sites was $255,788 and $0 at June 30, 2010 and December 31, 2009, respectively.

6.                                      Current Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$815,471	$349,252
Accued liabilities	560,426	971,204
Accrued royalties	88,116	157,743
Accrued warranty	56,972	44,000
Total accounts payable and accrued liabilities	$1,520,985	$1,522,199

Accrued Compensation

Accrued compensation includes accruals for employee wages, Board of Director fees, severance, vacation, and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	June 30, 2010	December 31, 2009
Accrued wages	$245,685	$50,090
Accrued severance	12,087	77,524
Accrued vacation	369,938	326,526
Accrued bonuses	353,063	191,166
Total accrued compensation	$980,773	$645,306

Performance Bonus

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically before the end of the first quarter of the following year, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officers payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. As of June 30, 2010, accrued bonuses for the 2009 and 2010 Performance Bonus Plan were $7,170 and $345,893, respectively. The accrued bonus as of December 31, 2009 relates to the 2009 Performance Bonus Plan.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7.                                      Shareholders’ Equity

Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement. The certificate of incorporation in Delaware authorizes the issuance of a total of 51.0 million shares, consisting of 50.0 million shares of common stock and 1.0 million shares of preferred stock. Each share of common stock has a par value of $0.001 and each share of preferred stock has a par value of $0.01. As a result of this change in jurisdiction, the Company reclassified approximately $325.3 million out of common stock and into additional-paid-in capital.

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency. As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company applied ASC 830, Foreign Currency Matters, and recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary in the six months ended June 30, 2010 a $6.3 million non-cash loss on the liquidation of foreign subsidiary, and wrote off the balance of cumulative translation adjustment.

On January 26, 2010, the Company completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. The Company issued an aggregate of 1,418,726 newly issued shares of common stock at an issue price of $5.15 per share. Additionally, the Company issued warrants to purchase up to 2,837,452 additional shares of common stock at an exercise price of $4.90 per share. The placement agent for the transaction received a placement fee of approximately $60,000 and the Company incurred other related professional fees of approximately $243,000. In connection with the private placement, the Company filed a registration statement under the Securities Act on Form S-3 covering the registration of the common stock and warrants in March 2010 which was declared effective in April 2010.

Common Stock

Authorized common shares of the Company consist of 50.0 million shares of common stock with a par value of $0.001 per share.

Preferred Stock

Authorized preferred shares of the Company consist of 1.0 million shares of preferred stock with a par value of $0.01 per share.

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

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other stock-based awards, in addition to stock options. An aggregate of 2,166,667 shares are authorized for future issuance under the Incentive Plan. As of June 30, 2010, there are 302,490 shares reserved for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock based compensation expense be based on awards that are ultimately expected to vest. Stock based compensation for the three months and six ended June 30, 2010 and 2009 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and six months ended June 30, 2010 and 2009, respectively were as follows:

	Three Months June 30,		Six Months June 30,
(Unaudited)	2010	2009	2010	2009
Selling, general and administrative	$184,397	$160,432	$424,208	$234,950
Research and development	$153,966	$115,104	382,091	144,415
Total	$338,363	$275,536	$806,299	$379,365

As of July 1, 2010, $3,376,113 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 16 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common stock that were in the money at June 30, 2010. At June 30, 2010, the aggregate intrinsic value of all outstanding options was $15,530 with a weighted average remaining contractual term of approximately nine years. Of the 1,864,177 outstanding options, 505,351 options were vested and exercisable, with a weighted average remaining contractual life of 8.6 years and 1,358,827 options were unvested, with a weighted average remaining contractual life of 9.1 years. No options were exercised under the Company’s Incentive Plan during the three and six months ended June 30, 2010 and 2009.

A summary of the status and changes the Company’s non-vested options, subject to ASC 718 calculation for the six months ended June 30, 2010 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,468,948	$3.62
Granted	136,273	5.41
Vested	(284,373)	3.26
Forfeited	(850)	4.19
Nonvested at March 31, 2010	1,319,998	3.88
Granted	217,800	2.07
Vested	(178,971)	2.54
Forfeited	—	—
Nonvested at June 30, 2010	1,358,827	$3.77

The following table summarizes stock option and warrant activity for the six months ended June 30, 2010:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
Outstanding at December 31, 2009	1,384,687	$6.91	127,801	$10.85	25,416	$19.97	1,537,904
Granted	136,273	6.01	—	—	2,837,452	4.90	2,973,725
Expired	(297)	117.51	—	—	—	—	(297)
Forfeited	(850)	4.46	—	—	—	—	(850)

Outstanding at March 31, 2010	1,519,813	6.81	127,801	10.85	2,862,868	5.03	4,510,482
Granted	217,800	2.30	—	—	—	—	217,800
Expired	—	—	(1,237)	619.00	—	—	(1,237)
Outstanding at June 30, 2010	1,737,613	$6.59	126,564	$4.91	2,862,868	$5.03	4,727,045

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the three months ended June 30, 2010 and 2009, 217,800 and 329,079 stock options were granted, respectively. During the six months ended June 30, 2010 and 2009, 354,073 and 1,356,248 stock options were granted, respectively. The weighted average fair value of the options granted during the three months ended June 30, 2010 and 2009 was $2.07 and $2.33, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2010 and 2009 was $3.35 and $2.40, respectively. For three and six months ended June 30, 2010 and 2009, the following weighted average assumptions were utilized:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2010		June 30, 2009
Average risk free interest rate	2.6%	2.7%	2.3%	2.2%
Expected life (in years)	5.8	6.2	5.5	5.5
Expected volatility	132%	130%	154%	154%
Dividend yield	0%	0%	0.0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. For stock options granted during the three months ended June 30, 2010, the Company used terms of 6.08 years and 5.5 years, based on vesting terms of the individual stock option grant. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

8.                                      Other Comprehensive Income (Loss)

For the three and six months ended June 30, 2010, the Company’s other comprehensive loss was $77 and $2,535, respectively, higher than the net loss resulting from unrealized losses from the Company’s investments on available for sale securities. For the three and six months ended June 30, 2009, no such losses were recorded and there were no differences between the Company’s other comprehensive loss and its net loss.

9.                                      Note Payable

On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. As of June 30, 2010, the current and long term portions of the note are $159,535 and $580,123, respectively, net of a total discount of $260,342.

10.                               Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that the Company believes are of significance, or potential significance to the Company based upon current operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, an update to Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, an update to ASC Topic 820, Fair Value Measurements and Disclosures. This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company.” The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in our financial condition and results of operations and cash flows for the three and six months ended June 30, 2010 and June 30 2009. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2009, prepared in accordance with U.S. GAAP, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; risks involved in the clinical study of the Levacor VAD; timely enrollment of centers and additional patients in the Levacor BTT clinical study; VAD experience and clinical expertise of the participating centers; potential product manufacturing issues related to our Levacor VAD, inability to recover costs and generate revenue from our Levacor VAD BTT clinical trial, our ability to manufacture, sell and market our products; decisions, and the timing of decisions made by health regulatory agencies regarding approval of our products; limitations on third-party reimbursements;  costs and delays associated with research and development, pre-clinical testing and clinical studies for our next-generation product candidates,   competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009.

OVERVIEW

Our business is focused on the development and sale of ventricular assist devices (VADs), particularly our Levacor VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. In August 2009, we received a conditional Investigational Device Exception (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor to begin a Bridge-to-Transplant (BTT) clinical study and in January 2010 we received an unconditional IDE from the FDA.  BTT clinical study enrollment will involve approximately 160 subjects at ten U.S. centers initially.  The follow-up period for subjects in BTT clinical trial is six months with the end points of the BTT study being heart transplant, six month survival on device or device removal for recovery and survival to 60 days after device removal. To date we have enrolled ten subjects in the BTT clinical study across four centers and expect to enroll between fifteen and eighteen subjects by the end of the third quarter of 2010. We currently have six centers enrolled in the study to date.  In July 2010, the FDA approved the expansion of the BTT clinical study into ten additional centers, making a total of 20 centers that we can enroll into the study. We expect to complete enrollment in the BTT study by approximately the third quarter 2011 with a six month follow-up period thereafter. We plan to file an IDE application to initiate a destination therapy clinical study in the U.S. with the Levacor VAD by the first half of 2011, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD (PediaFlow™). The PediaFlow is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). The technology embodied in the PediaFlow is also intended to form the basis for a small, minimally invasive VAD (MiVAD). The MiVAD is aimed at providing partial circulatory support in an early-stage heart failure patient. We expect to be in a clinical trial with the MiVAD by the first half of 2014.

On February 4, 2010, we announced that we were part of a consortium awarded a $5.6 million, 4-year contract by the NIH to further develop the PediaFlow VAD to clinical trial readiness.  The PediaFlow has evolved through design and development with funding from a previous NIH contract, and supplemental funding and technology contributions from WorldHeart. This device is now approximately the size of a AA battery and was evaluated in a multi-month animal experiment in 2009.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(United States Dollars and shares in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2010	2009	2010	2009
Revenue	$467	$—	$1,023	$5
Cost of goods sold	(449)	(25)	(866)	(53)

Gross profit (loss)	19	(25)	157	(48)

Operating expenses
Selling, general and administrative	1,037	1,476	2,229	2,919
Research and development	1,692	2,608	4,014	4,712
Restructuring	—	198	—	251
Amortization of intangibles	—	48	—	96

Total operating expenses	2,729	4,330	6,243	7,978

Operating loss	(2,710)	(4,355)	(6,086)	(8,026)

Other income (expense), net	(31)	(12)	(6,360)	8

Net loss applicable to common shareholders	$(2,741)	$(4,367)	$(12,446)	$(8,018)

Weighted average number of common shares outstanding basic and diluted	14,731	13,254	14,535	13,254

Basic and diluted loss per common share	$(0.19)	$(0.33)	$(0.86)	$(0.60)

Revenue:  Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the three and six months ended June 30, 2010.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	Units	$	Units	$	Units	$	Units
Levacor product revenues:
Implant kits	$413	5	$—	Nil	$818	10	$—	Nil
Peripherals and other	54		—		205		5
Total revenue	$467		$—		$1,023		$5

Total revenue for the three months ended June 30, 2010 was $467,000 compared to zero for the three months of June 30, 2009. Revenue from Levacor VAD implant kits sold during the three months ended June 30, 2010 was $413,000 compared to zero for the three months ended June 30, 2009. Revenue in 2010 relates to five Levacor VADs that were sold during the three months ended June 30, 2010 in our BTT clinical study.  The BTT clinical study with the Levacor VAD received an unconditional IDE from the FDA in January 2010. Levacor VAD peripherals and other revenue for the three months ended June 30, 2010 and June 30, 2009 was $54,000 and zero, respectively. Revenue in 2010 relates to revenue recognized as a result of our Levacor VAD BTT clinical study.  Total revenue for the six months ended June 30, 2010 was $1,023,000 reflecting an increase of $1,018,000 compared with revenue for the six months ended June 30, 2009. Revenue from Levacor VAD implant kits sold during the six months ended June 30, 2010 was $818,000, an increase of 100% compared with revenue for the six months ended June 30, 2009. Revenue in 2010 relates to ten Levacor VADs that were sold during the six months ended June 30, 2010 in our BTT clinical study. Levacor VAD peripherals and other revenue for the six months ended June 30, 2010 and June 30, 2009 was $205,000 and $5,000, respectively. Revenue in 2010 relates to revenue recognized as a result of our Levacor VAD BTT clinical study.

Cost of goods sold: For the three months ended June 30, 2010, cost of goods sold was $448,000 consisting of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD.  For the three months ended June 30, 2009, cost of goods sold of $25,000, consisted entirely of royalties payable under minimum annual royalty agreements. For the six months ended June 30, 2010, cost of goods sold was $866,000 consisting of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD.  For the six months ended June 30, 2009, cost of goods sold of $53,000 consisted entirely of royalties payable under minimum annual royalty agreements. Cost of goods sold as a percentage of revenue is expected to improve in the future as we realize manufacturing efficiencies and are able to negotiate better pricing from third party vendors as our sales and production volume increase.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily relate to marketing and trade show costs. Our administrative expenses include professional fees, investor communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2010	2009	2010	2009

Selling	$129	$237	$318	$385
General and administrative	908	1,239	1,911	2,534
Total	$1,037	$1,476	$2,229	$2,919

Selling expenses for the three months ended June 30, 2010 decreased by $108,000, or 45%, compared with the three months ended June 30, 2009. The decrease is due to lower personnel costs ($60,000) including related payroll benefits cost, and lower consulting expenses ($15,000). For the three months ended June 30, 2010 and June 30, 2009, we recorded $21,000 and $27,000, respectively, in stock-based compensation expense. For the six months ended June 30, 2010, selling expenses decreased by $67,000, or 17%, compared with the six months ended June 30, 2009. The decrease is due to lower personnel costs ($75,000) including payroll and benefit costs and lower consulting expenses ($15,000), offset by an increase in marketing development expenses due to increased marketing initiatives ($17,000) and stock based compensation expense ($22,000). For the six months ended June 30, 2010 and June 30, 2009, we recorded $54,000 and $32,000 respectively, in stock-based compensation expense. Selling expenses are expected to increase with ramp up of marketing development activities.

General and administrative expenses for the three months ended June 30, 2010 decreased by $331,000, or 27%, compared with the three months ended June 30, 2009. The decrease is due to a reduction in the number of general administration employees between periods which resulted in a decrease in payroll and related benefits expenses ($100,000) and a decrease in consulting, legal, and other professional expenses ($250,000) primarily related to the 2009 consolidation and restructuring, offset by an increase in stock based compensation expense ($30,000). For the three months ended June 30, 2010 and June 30, 2009, we recorded $164,000 and $134,000, respectively, in stock-based compensation expense.

For the six month period ended June 30, 2010, general and administrative expense decreased by $623,000, or 27%, compared with the six month period ended June 30, 2009. The decrease is primarily due to reduced consulting and legal expenses ($575,000) mainly related to the 2009 consolidation and restructuring, and a decrease in general office and insurance expense ($220,000), offset by an increase in stock based compensation expense ($168,000). For the six months ended June 30, 2010 and 2009, we recorded $371,000 and $203,000 respectively, in stock-based compensation expense. General and administrative expenses are expected to remain at the same level for the remaining months in 2010.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

Research and development expenses for the three months ended June 30, 2010 decreased $916,000 or 35%, compared with the three months ended June 30, 2009. The decrease between periods is primarily attributable to capitalized materials, labor and overhead of $1,270,000 as a result of receiving IDE approval from the FDA and thus beginning to produce inventory and a decrease in research expenses related to 2009 research and licensing agreements with certain partners ($100,000), offset by an increase in payroll related costs ($90,000) resulting from hiring of additional clinical and manufacturing personnel, clinical support ($145,000), depreciation expense ($100,000) and stock based compensation expense ($39,000). For the three months ended June 30, 2010 and June 30, 2009, we recorded $154,000 and $115,000, respectively, in stock-based compensation expense. For the six months ended June 30, 2010, research and development expenses decreased by $698,000, or 15%. The decrease is primarily attributable to capitalized materials, labor and overhead of $1,558,000, decrease in research expense related to the 2009 research and licensing agreements with certain partners ($70,000), offset by an increase in payroll and related benefits ($365,000), clinical support ($210,000), depreciation expense ($120,000) and stock based compensation expense ($238,000). Research and development expenses are expected to increase during the remainder of 2010 as we continue to develop our Levacor VAD and continue activities on pre-clinical testing and other product development.

Restructuring costs: Restructuring costs for the three months ended June 30, 2010 and 2009 were zero and $198,000, respectively. Restructuring costs for the six months ended June 30, 2010 and 2009 were zero and $251,000, respectively. Restructuring costs in 2009 consisted primarily of the CEO relocation benefits package and accrued termination benefits related to the Company’s phased consolidation plan. There were no such charges recorded for the three and six month periods ended June 30, 2010.

Amortization of intangibles: Amortization of acquired workforce for the three months ended June 30, 2010 and 2009 was zero and $48,000, respectively, and zero and $96,000, respectively, for the six months ended June 30, 2010 and 2009. The intangible asset was being amortized on a straight-line basis over four years and became fully amortized in August 2009.

Other income (expenses), net: Other income (expense), net, consists primarily of interest expense, investment income, other income and loss on liquidation of a foreign entity. Other expense, net, for the three months ended June 30, 2010 was $31,000 compared to $12,000 for the three months ended June 30, 2009. During the three months ended June 30, 2010, we recorded interest expense of $36,000 relating to the $1.0 million LaunchPoint Note issued by us in December 2010, consisting of $25,000 in imputed interest expense and $11,000 in stated interest expense on the LaunchPoint Note. During the three months ended June 30, 2009, we recorded $400 in interest expense and $18,000 in unrealized foreign exchange, offset by $6,000 in investment income on our available cash and cash equivalents balance. Other expense, net, for the six months ended June 30, 2010 was $74,000 compared to other income, net, of $7,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we recorded interest expense of $71,000 relating to the $1.0 million LaunchPoint Note, consisting of $50,000 in imputed interest expense and $21,000 in stated interest expense on the LaunchPoint Note and 12,000 in unrealized foreign exchange currency loss, offset by $9,000 in investment income on our available cash and cash equivalents balance. During the six months ended June 30, 2009, we recorded $800 in interest expense and $6,000 in foreign exchange currency losses, offset by $18,000 in investment income on our available cash and cash equivalent balances. Additionally, we recorded a $6.3 million loss on liquidation of foreign entity during the six months ended June 30, 2010 related to World Heart Corporation changing its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and terminating a majority of operations in Canada.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded losses from operations through the sale of equity and issuance of debt instruments. Combined with revenue and investment income, these funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel, fund our research and development programs and clinical studies, and apply for and obtain the necessary regulatory approvals.

At June 30, 2010, we had cash and cash equivalents of $4.8 million and $1.3 million in available for sale investment securities totaling $6.1 million compared to a total of $6.1 million as of December 31, 2009. For the six months ended June 30, 2010, cash used in operating activities was $6.7 million, consisting primarily of the net loss for the period of $12.4 million, offset by $6.3 million for non-cash loss on liquidation of foreign entity,  $806,000 for non-cash stock compensation expense, $49,000 for non-cash imputed interest on debt and $228,000 for amortization and depreciation expense.  Additionally, working capital changes consisted of cash decreases related to a $421,000 increase in trade accounts receivable and other receivables, $60,000 increase in prepaid expenses and other current assets, a $1.5 million increase in inventory and a $8,000 decrease in accounts payable and accrued liabilities, and cash increases related to a $335,000 increase in accrued compensation.  For the six months ended June 30, 2010, cash used in investing activities was $1.0 million relating primarily to the purchase of marketable investment securities and cash provided by financing activities was $7.0 million related to net proceeds from the issuance of common stock in a private placement.

For the six months ended June 30, 2009, cash used in operating activities was $7.2  million, consisting primarily of the net loss for the period of $8.0 million, offset by $379,000 for non-cash stock compensation expense and $179,000 for amortization and depreciation expense.  Additionally, working capital changes consisted of cash decreases related to a $44,000 increase in prepaid expenses and other current assets and $301,000 increase in accounts payable and accrued liabilities, and cash increases related to a $223,000 decrease in trade accounts receivable and other receivables, and a $381,000 increase in accrued compensation. For the six months ended June 30, 2009, cash used in investing activities was $167,000 related to the purchase of property and equipment and cash used in financing activities was $3,000 related to capital lease payments.

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through at least 2010. However, our actual needs will depend on numerous factors, primarily the progress and scope of our internally funded research and development activities and our success in manufacturing Levacor VAD on a timely basis sufficient to meet the needs of our clinical study. Our Levacor VAD clinical trial may be modified or terminated for many reasons including the risk that our device demonstrates safety issues; the risk that regulatory authorities may not approve our device for further development or may require additional or expanded clinical studies to be performed; and the risk that we or our suppliers may not be able to supply sufficient quantities of our device, parts, or materials to support clinical trial, which could lead to a disruption or cessation of the clinical study. If any of the events occur, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trial or postpone conducting future clinical studies. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

NEW ACCOUNTING STANDARDS

Refer to Note 10, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except for implementation of a new general ledger and enterprise resource planning (ERP) system, which is expected to have a favourable impact on our controls over a multi-year period. At the implementation, management evaluated the general ledger and ERP system and believes that they provide the necessary and appropriate internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings, except as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report you should carefully consider the risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K and risk factors discussed in Item IA-Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 10.1	Letter of Agreement with John Woodard (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated March 3, 2010 (Commission File No. 000-28882)).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: August 11, 2010	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2010	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)