Form 10-Q
period 2010-09-30
WORLD HEART CORP
filed 2010-11-12
CIK 1024520

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
Indicate the number of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The number of common shares outstanding as of November 12, 2010 was 26,581,050.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WORLD HEART CORPORATION
Condensed Consolidated Balance Sheets
(United States Dollars)
(Unaudited)
	September 30, 2010	December 31, 2009 (1)
ASSETS
Current assets
Cash and cash equivalents	$1,246,252	$5,562,670
Marketable investment securities	1,056,506	499,417
Trade and other receivables, net of allowance for doubtful accounts of $0 and $238,854 at September 30, 2010 and December 31, 2009, respectively	461,013	18,907
Inventory, net of allowance for excess and obsolete of $466,287 and $0 at September 30, 2010 and December 31, 2009, respectively	2,855,507	341,614
Prepaid expenses and other current assets	315,651	271,966
	5,934,929	6,694,574
Long-term assets
Property and equipment, net	925,899	879,833
Other long-term assets	34,756	36,360
	960,655	916,193
Total assets	$6,895,584	$7,610,767

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,694,913	$1,522,199
Accrued compensation	981,253	645,306
Note payable - short term, net	183,817	110,971
	2,859,983	2,278,476
Long-term liabilities
Note payable - long term, net	580,123	580,123
Other long term liabilities	77,113	93,182
Total liabilities	3,517,219	2,951,781

Commitments and Contingencies

Shareholders' equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock $0.001 par value; 50,000,000 shares authorized; 14,730,991 issued and outstanding at September 30, 2010 and no par value; unlimited shares authorized; 13,312,265 issued and outstanding at December 31, 2009	14,731	325,279,751
Additional paid-in-capital	351,795,438	18,389,635
Cumulative other comprehensive loss	(1,960)	(6,285,577)
Accumulated deficit	(348,429,843)	(332,724,823)
Total shareholders' equity	3,378,365	4,658,986
Total liabilities and shareholders' equity	$6,895,584	$7,610,767

(See accompanying notes to the unaudited condensed consolidated financial statements)
(1) Derived from the Company's audited consolidated financial statements as of December 31, 2009.

WORLD HEART CORPORATION
Condensed Consolidated Statements of Operations
(United States Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$724,002	$-	$1,747,080	$4,765
Cost of goods sold	(883,700)	(25,000)	(1,749,349)	(78,238)
Gross profit (loss)	(159,698)	(25,000)	(2,269)	(73,473)

Operating expenses
Selling, general and administrative	1,112,219	1,314,857	3,341,591	4,233,750
Research and development	1,955,394	2,557,053	5,969,523	7,268,863
Restructuring costs	-	98,124	-	349,036
Amortization of intangibles	-	12,204	-	107,916
Total operating expenses	3,067,613	3,982,238	9,311,114	11,959,565
Operating loss	(3,227,311)	(4,007,238)	(9,313,383)	(12,033,038)

Other income (expenses)
Foreign exchange loss	(95)	(13,324)	(12,449)	(19,506)
Investment and other income	4,629	4,922	13,405	19,285
Loss on liquidation of foreign entity	-	-	(6,285,577)	-
Interest expense	(36,159)	(338)	(107,016)	(1,099)
Net loss	$(3,258,936)	$(4,015,978)	$(15,705,020)	$(12,034,358)

Weighted average number of common shares outstanding basic and diluted	14,730,991	13,272,781	14,601,071	13,260,374

Basic and diluted loss per common share	$(0.22)	$(0.30)	$(1.08)	$(0.91)

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION
Condensed Consolidated Statements of Cash Flows
(United States Dollars)
(Unaudited)
	Nine Months September 30,
	2010	2009

Net loss for the period	$(15,705,020)	$(12,034,358)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	294,131	249,636
Gain on sale of property and equipment	-	(1,309)
Non-cash stock compensation expense	1,165,878	668,587
Non-cash expense on loss on liquidation of foreign entity	6,285,577	-
Imputed interest on debt	72,849	-
Realized foreign exchange (loss) gain	-	18,716
Change in operating components of working capital:
Trade receivables	(442,106)	210,846
Prepaid expenses and other current assets	(22,083)	272,359
Inventory	(2,513,893)	(134,801)
Accounts payable and accrued liabilities	136,986	(12,304)
Accrued compensation	335,947	196,270
Cash used in operating activities	(10,391,734)	(10,566,358)

Investing activities
Sale of marketable investment securities	1,700,560	-
Purchase of marketable investment securities	(2,279,607)	-
Purchase of property and equipment	(313,362)	(372,110)
Cash used in investing activities	(892,409)	(372,110)

Financing activities
Issuance of common shares through private placement, net	6,974,906	-
Capital lease repayments	(7,180)	(4,814)
Proceeds from sale of property and equipment	-	1,500
Gross proceeds from exercise of warrants	-	192,499
Cash provided by financing activities	6,967,726	189,185
Effect of exchange rates on cash and cash equivalents	-	5,522
Decrease in cash and cash equivalents for the period	(4,316,418)	(10,743,761)
Cash and cash equivalents, beginning of the period	5,562,670	20,703,724
Cash and cash equivalents, end of the period	$1,246,252	$9,959,963

Supplementary cash flow information:
Interest paid on financing	$755	$760
Income taxes paid	$800	$800

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations of the Company

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. World Heart has facilities in Salt Lake City, Utah, and Oakland, California. The Company is currently focusing on the development of its next-generation Levacor™ VAD (Levacor VAD). In January 2010, the Company received an unconditional Investigational Device Exemption from the U.S. Food and Drug Administration (FDA) for the Levacor VAD in a Bridge-to-Transplant (BTT) clinical study and enrolled the first patient in January 2010. In July 2010, the FDA approved the expansion of the BTT clinical study into ten additional centers, making a total of 20 centers that the Company can enroll into the study. The Company expects to realize cost recoveries from the use of the Levacor VAD in the U.S. clinical studies. Such recoveries are expected to be an important part of the Company’s overall operating cash flows. The Company is also developing a small, magnetically levitated minimally invasive VAD aimed at providing partial circulatory support to patients in an earlier stage of heart failure.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues, and expenses of the Company and its wholly owned subsidiaries; World Hearts Inc. (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2010 or for any future period.

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
Cash equivalents can include money market funds, debt instruments of commercial enterprises, financial institutions and government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. The composition and maturities are regularly monitored by management.

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

The Company’s financial instruments are cash and cash equivalents, marketable investment securities, accounts receivable, accounts payable, accrued liabilities and notes payable.  The recorded values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature. The fair value of marketable investment securities is estimated based upon quoted market prices. The recorded values of notes payable, net of the discount, approximate the fair value as the interest approximates market rates.

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
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents investments, marketable investment securities and accounts receivable. Substantially, all of the Company's liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has limited investments in marketable investment securities, primarily comprised of certificates of deposit. The Company had $461,013 and $0 in trade and other receivables as of September 30, 2010 and December 31, 2009, respectively. Beginning in 2010, with the commencement of the BTT clinical trial, the Company’s trade accounts receivable is derived from six customers all located in the United States. The Company performs ongoing credit evaluations of its customers and currently does not require collateral. The Company maintains reserves for potential credit losses when necessary. There were no write-offs during the periods presented.

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
Property and equipment assets are recorded at cost. Depreciation and amortization are calculated over estimated useful lives ranging from 1 to 7 years. On January 1, 2010, the Company changed its method of depreciation for property and equipment from the double declining method to the straight line method using the following rates and bases:

Furniture and fixtures	Straight-line over 7 years

Computer equipment and software	Straight-line over 5 years

Manufacturing and research equipment	Straight-line over 5 years

Leasehold improvements	Straight-line ranging from 1 to 7 years

The change in depreciation method was done to better match expected use of the equipment with the company’s future business plans and did not result in a material impact on depreciation expense. The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset.

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

(i)	Revenue Recognition, Trade Receivables and Deferred Revenue
The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to customers based on existing agreements or orders. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to the customer, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of the Company’s product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue recognized relates to sales of the Levacor VAD in connection with our BTT clinical trial.

The significant elements of the Company's multiple-element offerings are implant kits, peripherals, training and one-time post-implant support for new centers. For arrangements with multiple elements, the Company recognizes revenue using the residual method as described in ASC 985-605, Revenue Recognition-Software, or ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence (VSOE). Each element's revenue is recognized when all of the revenue recognition criteria are met for each of the elements.

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer's account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $0 and $238,854, respectively.

(j)	Warranty
The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, totaled $56,793 and $44,000 at September 30, 2010 and December 31, 2009, respectively.

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

(o)	Foreign Currency Translation and Functional Currency
Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. The accumulated other comprehensive loss on the balance sheet at December 31, 2009 represents the impact of converting to U.S. dollars from Canadian dollars prior to January 1, 2004. Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result the Company recorded a loss on liquidation of foreign entity of $6.3 million during the nine months ended September 30, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the year.

(p)	Earnings per Share
Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2010 and  September 30, 2009, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company as of September 30, 2010 and 2009:

	September 30,
	2010	2009

Gross number of shares excluded:
Warrants	2,862,868	25,416
Stock options	1,873,761	1,509,063
	4,736,629	1,534,479

3.	Marketable Investment Securities and Fair Value

The Company’s short term investments consist primarily of investments in certificates of deposit.  All investments are classified as available for sale. Marketable investment securities available for sale as of September 30, 2010 and December 31, 2009 are summarized as follows:

		Gross unrealized	Gross unrealized
September 30, 2010	Amortized Cost	holding gains	holding losses	Fair Value
Certificates of deposit	$1,058,466	$-	$(1,960)	$1,056,506
Total marketable investment securities	$1,058,466	$-	$(1,960)	$1,056,506

December 31, 2009

Certificates of deposit	$499,417	$-	$-	$499,417
Total marketable investment securities	$499,417	$-	$-	$499,417

Maturities of marketable investment securities as of September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010	Amortized Cost	Fair Value
Due within one year	$1,058,466	$1,056,506
Total marketable investment securities	$1,058,466	$1,056,506

December 31, 2009
Due within one year	$499,417	$499,417
Total marketable investment securities	$499,417	$499,417

4.	Property and Equipment

As of September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30, 2010
		Accumulated
		Depreciation/	Net Book
	Cost	Amortization	Value
Furniture & fixtures	$86,200	$(38,116)	$48,084
Computer equipment & software	261,176	(99,909)	161,267
Manufacturing & research equipment	878,337	(367,978)	510,359
Leasehold improvements	409,468	(203,279)	206,189
	$1,635,181	$(709,282)	$925,899

	December 31, 2009
		Accumulated
		Depreciation/	Net Book
	Cost	Amortization	Value
Furniture & fixtures	$168,402	$(117,552)	$50,850
Computer equipment & software	630,822	(522,963)	107,859
Manufacturing & research equipment	2,566,844	(2,009,146)	557,698
Leasehold improvements	568,792	(405,366)	163,426
	$3,934,860	$(3,055,027)	$879,833

Depreciation expense for the three months ended September 30, 2010 and September 30, 2009 was $66,131 and $58,056, respectively.  Depreciation expense for the nine months ended September 30, 2010 and September 30, 2009 was $294,131 and $141,720, respectively. On April 1, 2010, the Company recorded one-time depreciation expense on assets with remaining net book value that had reached their respective useful life totaling $116,725. Additionally, the Company removed the cost basis and corresponding accumulated depreciation/amortization of assets that were no longer in service.

5.	Inventory

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. As of September 30, 2010 and December 31, 2009, net inventory balances were as follows:

	September 30, 2010	December 31, 2009
Raw materials	$1,376,163	$131,614
Work in progress	703,417	210,000
Finished goods	775,927	-
Total inventory	$2,855,507	$341,614

Finished goods inventory on consignment at customer sites was $383,682 and $0 at September 30, 2010 and December 31, 2009, respectively.

6.	Current Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$794,172	$349,252
Accued liabilities	709,645	971,204
Accrued royalties	134,303	157,743
Accrued warranty	56,793	44,000
Total accounts payable and accrued liabilities	$1,694,913	$1,522,199

Accrued Compensation

Accrued compensation includes accruals for employee wages, Board of Director fees, severance, vacation, and performance bonus. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	September 30, 2010	December 31, 2009
Accrued wages	$200,665	$50,090
Accrued severance	5,000	77,524
Accrued vacation	382,785	326,526
Accrued bonuses	392,803	191,166
Total accrued compensation	$981,253	$645,306

Performance Bonus

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically before the end of the first quarter of the following year, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officers payouts. As of September 30, 2010, accrued bonuses for the 2009 and 2010 Performance Bonus Plan were $7,170 and $385,633, respectively. The accrued bonus as of December 31, 2009 relates to the 2009 Performance Bonus Plan.

Restructuring

Accrued restructuring costs of $43,360 and $296,457 as of September 30, 2010 and December 31, 2009, respectively, are included in accrued liabilities and accrued severance balance. On August 21, 2008, the Company announced a phased consolidation into its location in Salt Lake City, Utah (2008 Restructuring Plan). Included in the consolidation plan was the elimination of certain positions in its Oakland, California facility, the relocation of certain positions to Salt Lake City, Utah, the appointment of a President and Chief Executive Officer (CEO) and Chief Financial Officer based in its Salt Lake facility and the transition of the former CEO to Chief Technology Officer. As a result of this restructuring and phased consolidation plan, the Company has recorded cumulative restructuring charges of $577,666, including $0 and $349,036 in the nine months ended September 30, 2010 and 2009, primarily associated with workforce reduction, severance and retention payments and relocation and facility lease costs. The remaining restructuring liability as of September 30, 2010 relates to accrued severance of $5,000 on an eliminated position in Oakland, California and $38,366 relating to the liability for the fair value of the remaining lease payments at the Oakland facility. The fair value of the lease liability is based on a net present value model using a credit-adjusted risk-free interest rate. The associated severance payment is anticipated to be paid by December 31, 2010 and the lease liability will be paid over the remaining lease term which expires November 30, 2010. There has been no material change in the restructuring liability as initially measured.

	December 31, 2009	Charges	Cash	Non-cash	September 30, 2010
2008 Restructuring Plan	$296,457	$-	$253,091	$-	$43,366

7.	Shareholders’ Equity

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

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency. As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company applied ASC 830, Foreign Currency Matters, and recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary in the nine months ended September 30, 2010 and wrote off the balance of cumulative translation adjustment.

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

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other stock-based awards, in addition to stock options. An aggregate of 2,166,667 shares are authorized for future issuance under the Incentive Plan. As of September 30, 2010, there are 292,406 shares available for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock based compensation expense be based on awards that are ultimately expected to vest. Stock based compensation for the three and nine months ended September 30, 2010 and 2009 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months September 30,		Nine Months September 30,
	2010	2009	2010	2009
Selling, general and administrative	$195,873	$168,129	$620,081	$403,079
Research and development	163,706	121,093	545,797	265,508
Total	$359,579	$289,222	$1,165,878	$668,587

As of September 30, 2010, $3,086,716 of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 16 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common stock  that were in the money at September 30, 2010. At September 30, 2010, the aggregate intrinsic value of all outstanding options was $1,065 with a weighted average remaining contractual term of approximately 8.5 years. Of the 1,873,761 outstanding options, 589, 852 options were vested and exercisable, with a weighted average remaining contractual life of 8.0 years and 1,283,909 options were unvested, with a weighted average remaining contractual life of 8.9 years. No options were exercised under the Company’s Incentive Plan during the three and nine months ended September 30, 2010 and 2009.

The following table summarizes stock option and warrant activity for the nine months ended September 30, 2010:

	Employees		Non-Employees
				Weighted
		Weighted		average		Weighted
		average exercise		exercise		average
	Options	price	Options	price	Warrants	exercise price	Total
Outstanding at
December 31, 2009	1,384,687	$6.91	127,801	$10.85	25,416	$19.97	1,537,904
Granted	136,273	6.01	-	-	2,837,452	4.90	2,973,725
Expired	(297)	117.51	-	-	-	-	(297)
Forfeited	(850)	4.46	-	-	-	-	(850)
Outstanding at
March 31, 2010	1,519,813	$6.81	127,801	$10.85	2,862,868	$5.03	4,510,482
Granted	217,800	2.30	-	-	-	-	217,800
Expired		-	(1,237)	619.00	-	-	(1,237)
Forfeited	-	-	-	-	-	-	-
Outstanding at
June 30, 2010	1,737,613	$6.59	126,564	$10.85	2,862,868	$5.03	4,727,045
Granted	81,500	2.92	-	-	-	-	81,500
Expired	(1,916)	44.00	-	-	-	-	(1,916)
Forfeited	(70,000)	3.23	-	-	-	-	(70,000)
Outstanding at
September 30, 2010	1,747,197	$6.17	126,564	$10.85	2,862,868	$5.03	4,736,629

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the three months ended September 30, 2010 and 2009, 81,500 and 131,000 stock options were granted, respectively. During the nine months ended September 30, 2010 and 2009, 435,573 and 1,487,248 stock options were granted, respectively. The weighted average fair value of the options granted during the three months ended September 30, 2010 and 2009 was $2.59 and $4.41, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2010 and 2009 was $3.37 and $2.58, respectively. For three and nine months ended September 30, 2010 and 2009, the following weighted average assumptions were utilized:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2010		September 30, 2009
Average risk free interest rate	2.1%	2.5%	2.8%	2.4%
Expected life (in years)	6.1	6.0	5.5	5.5
Expected volatility	130%	130%	156%	155%
Dividend yield	0%	0%	0%	0%

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

For the three and nine months ended September 30, 2010, the Company’s other comprehensive loss was higher than the net loss by $650 and $1,960, respectively, resulting from unrealized losses from the Company’s investments on available for sale securities. For the three and nine months ended September 30, 2009, no such losses were recorded and there were no differences between the Company’s other comprehensive loss and its net loss.

9.	Note Payable

On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. As of September 30, 2010, the current and long term portions of the note are $183,817 and $580,123, respectively, net of a total discount of $236,060.

10.	Subsequent Events

The Company has evaluated events and transactions that occurred subsequent to September 30, 2010 through the date the financial statements were issued for potential recognition or disclosure. We did not identify any events or transactions that should be recognized or disclosed in the accompanying condensed, consolidated financial statements other than the items noted below.

On October 19, 2010, the Company completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $25.3 million. The Company issued an aggregate of 11,850,118 newly-issued shares of common stock at an issue price of $2.135 per share. Additionally the Company issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share. The placement agent for the transaction received a placement fee of approximately $1.0 million. In connection with the private placement, the Company agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the registration of the common stock and warrants within 30 days after the closing.

On October 29, 2010 the Company received notification from the Department of the Treasury that the application submitted by the Company requesting certification for qualified investments under the Qualifying Therapeutic Discovery Project Program section 48D of the Internal Revenue Code were approved. Under this program the Company has been approved to receive $244,479 in grant proceeds, expected to be received during the three months ended December 31, 2010.

11.	Recent Accounting Pronouncements

We have reviewed recent accounting pronouncement for the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and have adopted or plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. The impact of this ASU is not expected to be material to the consolidated financial statements of the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company.” The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses material changes in our financial condition and results of operations and cash flows for the three and nine months ended September 30, 2010 and September 30, 2009. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2009, prepared in accordance with U.S. GAAP, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

 The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; risks involved in the clinical study of the Levacor VAD; timely enrollment of centers and additional patients in the Levacor BTT clinical study; VAD experience and clinical expertise of the participating centers; potential product manufacturing issues related to our Levacor VAD, inability to recover costs and generate revenue from our Levacor VAD BTT clinical trial, our ability to manufacture, sell and market our products; decisions, and the timing of decisions made by health regulatory agencies regarding approval of our products; limitations on third-party reimbursements;  costs and delays associated with research and development, pre-clinical testing and clinical studies for our next-generation product candidates, competition from other products and therapies for heart failure; continued slower than anticipated destination therapy adoption rate for VADs; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010 and for the three and six months ended June 30, 2010 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

OVERVIEW

Our business is focused on the development and sale of ventricular assist devices (VADs), particularly our Levacor VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. In August 2009, we received conditional approval of our Investigational Device Exemption (IDE) submission from the U.S. Food and Drug Administration (FDA) for the Levacor VAD to begin a Bridge-to-Transplant (BTT) clinical study.  In January 2010, we received unconditional IDE approval from the FDA.  The BTT study enrollment will involve approximately 160 subjects.  The follow-up period for subjects in BTT study is six months with the end points of heart transplant, six-month survival on device or device removal for recovery and survival to 60 days after device removal. To date we have enrolled fourteen subjects in the BTT study and we have activated nine clinical centers.  In July 2010, the FDA approved the expansion of the BTT clinical study to ten additional centers, for a total of 20 centers. We expect to complete subject enrollment in the BTT study by approximately the first quarter 2012 with a six-month follow-up period thereafter. Recently, technical issues have impacted availability of devices for implant (for instance, the controller experienced a random false alarm related to the controller reserve battery. This false alarm does not affect the functionality of the device but did require a software revision). In addition, funding uncertainties prior to the completion of our financing in October 2010 also slowed centers’ willingness to enroll patients in the BTT study. The funding uncertainty is now resolved and we expect to resolve the technical issues by the end of December 2010 which will allow us to expand the enrollment in the BTT study. Additionally, in conjunction with continued development of the Levacor VAD, we are sponsoring and participating in an independently led biocompatibility assessment of mechanical circulatory support devices sub-study (Biomarker Study).  We anticipate that preliminary data results related to the Biomarker Study will be released by the investigator by mid-year 2011.  We plan to submit an IDE application to initiate a destination therapy clinical study in the U.S. with the Levacor VAD by the second half of 2011, contingent on our ability to satisfactorily complete all regulatory requirements.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD (PediaFlow™). The PediaFlow is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). The technology embodied in the PediaFlow is also intended to form the basis for a small, minimally invasive VAD. The minimally invasive VAD is aimed at providing partial to full circulatory support in an early-stage heart failure patient. We expect to be in a clinical trial with the minimally invasive VAD by the first half of 2014.

On October 19, 2010, we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $25.3 million. The Company issued an aggregate of 11,850,118 newly-issued shares of common stock at an issue price of $2.135 per share. Additionally, the Company issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share. The placement agent for the transaction received a placement fee of approximately $1.0 million. In connection with the private placement, the Company agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the registration of the common stock and warrants within 30 days after the closing.

On February 4, 2010, we announced that we were part of a consortium awarded a $5.6 million, 4-year contract by the NIH to further develop the PediaFlow VAD to clinical trial readiness.  The PediaFlow has evolved through design and development with funding from a previous NIH contract, and supplemental funding and technology contributions from WorldHeart. This device is now approximately the size of an AA battery and was evaluated in a multi-month animal experiment in 2009.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPAREDWITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(United States Dollars and shares in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$724	$-	$1,747	$5
Cost of goods sold	(884)	(25)	(1,749)	(78)
Gross profit (loss)	(160)	(25)	(2)	(73)

Operating expenses
Selling, general and administrative	1,112	1,315	3,341	4,234
Research and development	1,955	2,557	5,970	7,269
Restructuring	-	98	-	349
Amortization of intangibles	-	12	-	108
Total operating expenses	3,067	3,982	9,311	11,960
Operating loss	(3,227)	(4,007)	(9,313)	(12,033)

Other income (expense), net	(32)	(10)	(6,392)	(1)

Net loss applicable to common shareholders	$(3,259)	$(4,016)	$(15,705)	$(12,034)

Weighted average number of common shares outstanding basic and diluted	14,731	13,273	14,601	13,260

Basic and diluted loss per common share	$(0.22)	$(0.30)	$(1.08)	$(0.91)

Revenue:  Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the three and nine months ended September 30, 2010.

The composition of revenue in thousands ($000’s) is as follows except for units:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	Units	$	Units	$	Units	$	Units
Levacor product revenues:
Implant kits	$650	8	$-	Nil	$1,467	18	$-	Nil
Peripherals and other	74		-		280		5
Total revenue	$724		$-		$1,747		$5

Total revenue for the three months ended September 30, 2010 was $724,000 compared to zero for the three months of September 30, 2009. Revenue from Levacor VAD implant kits sold during the three months ended September 30, 2010 was $650,000 compared to zero for the three months ended September 30, 2009. Implant kit revenue for the three months ended September 30, 2010 relates to eight Levacor VADs that were sold in our BTT clinical study.  The BTT clinical study with the Levacor VAD received an unconditional IDE from the FDA in January 2010. Total revenue for the nine months ended September 30, 2010 was $1,747,000 reflecting an increase of $1,742,000 compared with revenue for the nine months ended September 30, 2009. Revenue from Levacor VAD implant kits sold during the nine months ended September 30, 2010 was $1,467,000, an increase of 100% compared with revenue for the nine months ended September 30, 2009. Implant kit revenue for the nine months ended September 30, 2010 relates to eighteen VADs that were sold in our BTT clinical study.  Levacor VAD peripherals and other revenue for the nine months ended September 30, 2010 and September 30, 2009 was $280,000 and $5,000, respectively. Revenue in 2010 relates to revenue recognized as a result of our Levacor VAD BTT clinical study.

Cost of goods sold: For the three months ended September 30, 2010, cost of goods sold was $884,000 consisting of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD.  For the three months ended September 30, 2009, cost of goods sold of $25,000 consisted entirely of royalties payable under minimum annual royalty agreements. For the nine months ended September 30, 2010, cost of goods sold was $1,749,000 consisting of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD.  For the nine months ended September 30, 2009, cost of goods sold of $78,000 consisted entirely of royalties payable under minimum annual royalty agreements. Cost of goods sold as a percentage of revenue is expected to improve in the future as we realize manufacturing efficiencies and are able to negotiate better pricing from third party vendors as our sales and production volume increase.

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

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2010	2009	2010	2009

Selling	$176	$169	$494	$554
General and administrative	936	1,146	2,848	3,680
Total	$1,112	$1,315	$3,342	$4,234

Selling expenses for the three months ended September 30, 2010 increased by $7,000, or 4%, compared with the three months ended September 30, 2009. The increase is due to higher personnel and severance costs ($56,000) offset by lower marketing expenses ($21,000), office expenses ($22, 000) and stock-based compensation expense ($6,000). For the three months ended September 30, 2010 and September 30, 2009, we recorded $15,000 and $22,000, respectively, in stock-based compensation expense. For the nine months ended September 30, 2010, selling expenses decreased by $60,000, or 11%, compared with the nine months ended September 30, 2009. The decrease is due to lower personnel, office expenses and travel and entertainment expenses ($85,000) offset by an increase in stock based compensation ($14,000) and legal fees and professional services ($11,000). For the nine months ended September 30, 2010 and September 30, 2009, we recorded $69,000 and $55,000 respectively, in stock-based compensation expense. Selling expenses are expected to increase as we ramp up of marketing activities.

General and administrative expenses for the three months ended September 30, 2010 decreased by $210,000, or 18%, compared with the three months ended September 30, 2009. The decrease is due to a number of factors including the reduction in the number of general administration employees between periods which resulted in a decrease in payroll and related benefits expenses ($60,000), a decrease in consulting and other professional expenses ($25,000), decrease in legal fees primarily related to the 2010 reincorporation into Delaware and restructuring ($100,000), and decrease in general office and insurance expenses ($90,000) offset by an increase in travel ($30,000) and stock based compensation expense ($35,000). For the three months ended September 30, 2010 and September 30, 2009, we recorded $181,000 and $146,000, respectively, in stock-based compensation expense.

For the nine month period ended September 30, 2010, general and administrative expense decreased by $832,000, or 23%, compared with the nine month period ended September 30, 2009. The decrease is primarily due to number of factors including the reduction in the number of general administration employees between periods which resulted in a decrease in payroll and related benefits expenses ($115,000), reduced consulting and other professional expenses ($402,000), decrease in legal expenses related mainly to the 2010 reincorporation into Delaware and restructuring ($400,000) and general office and insurance expenses ($160,000), offset by an increase in travel ($43,000) and an increase in stock based compensation expense ($202,000). For the nine months ended September 30, 2010 and 2009, we recorded $551,000 and $349,000 respectively, in stock-based compensation expense. General and administrative expenses are expected to remain at the same level for the remaining months in 2010.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.
Research and development expenses for the three months ended September 30, 2010 decreased by $602,000 or 24%, compared with the three months ended September 30, 2009. The decrease between periods is primarily attributable to capitalized materials, labor and overhead ($1,096,000) as a result of receiving IDE approval from the FDA in August 2009 and thus beginning to produce inventory and a decrease in research and development expenses as a result of the cost reimbursement NIH subcontract with the University of Pittsburgh ($67,000). This decrease was offset by an increase in payroll related costs ($321,000) resulting from increase in clinical and manufacturing personnel, an increase in clinical training and monitoring activities ($145,000) related to our Levacor BTT clinical study, stock based compensation expense ($43,000) and other office related expenses ($52,000). For the three months ended September 30, 2010 and September 30, 2009, we recorded $164,000 and $121,000, respectively, in stock-based compensation expense. For the nine months ended September 30, 2010, research and development expenses decreased $1,299,000 or 18%. The decrease is primarily attributable to capitalized materials, labor and overhead ($2,563,000), and a decrease in general office expenses in our Oakland facility ($169,000) and a decrease in research and development expenses as a result of the cost reimbursement NIH subcontract with the University of Pittsburgh ($67,000), offset by an increase in payroll and related benefits ($700,000), clinical training and monitoring activities ($400,000) related to our Levacor BTT clinical study,  depreciation expense ($120,000) and stock based compensation expense ($280,000). Research and development expenses are expected to increase during the remainder of 2010 as we continue to develop our Levacor VAD and continue activities on pre-clinical testing and other product development. For the nine months ended September 30, 2010 and September 30, 2009, we recorded $546,000 and $266,000, respectively, in stock based compensation.

Restructuring costs: Restructuring costs for the three months ended September 30, 2010 and 2009 were zero and $98,000, respectively. Restructuring costs for the nine months ended September 30, 2010 and 2009 were zero and $349,000 respectively. Restructuring costs in 2009 consisted primarily of the CEO relocation benefits package and accrued termination benefits related to the Company’s phased consolidation plan. There were no such charges recorded for the three and nine months ended September 30, 2010.

Amortization of intangibles: Amortization of acquired workforce for the three months ended September 30, 2010 and 2009 was zero and $12,000, respectively, and zero and $108,000, respectively, for the nine months ended September 30, 2010 and 2009. The intangible asset was being amortized on a straight-line basis over four years and became fully amortized in August 2009.

Other income (expense), net: Other income (expense), net, consists primarily of interest expense, investment income, other income and loss on liquidation of a foreign entity. Other expense, net, for the three months ended September 30, 2010 was $32,000 compared to $9,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010, we recorded interest expense of $36,000 relating to the $1.0 million LaunchPoint Note issued by us in December 2010, consisting of $25,000 in imputed interest expense and $11,000 in stated interest expense on the LaunchPoint Note, offset by $5,000 in investment income on our available cash and cash equivalent and marketable security holding. During the three months ended September 30, 2009, we recorded $300 in interest expense and $13,000 in foreign currency exchange loss, offset by $5,000 in investment income on our available cash and cash equivalents balance. Other expense, net, for the nine months ended September 30, 2010 was $6,392,000 compared to $1,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we recorded interest expense of $107,000 relating to the $1.0 million LaunchPoint Note, consisting of $73,000 in imputed interest expense and $34,000 in stated interest expense on the LaunchPoint Note, $12,000 in foreign exchange currency loss, offset by $13,000 in investment income on our available cash, cash equivalent and marketable security balances. During the nine months ended September 30, 2009, we recorded $1,000 in interest expense and $20,000 in foreign exchange currency losses, offset by $19,000 in investment income on our available cash and cash equivalent balances. Additionally, we recorded a $6.3 million loss on liquidation of foreign entity during the nine months ended September 30, 2010 related to World Heart Corporation changing its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and terminating a majority of operations in Canada.

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

At September 30, 2010, we had cash and cash equivalents of $1.2 million and $1.1 million in available for sale investment securities totaling $2.3 million, compared to a total of $6.1 million as of December 31, 2009. For the nine months ended September 30, 2010, cash used in operating activities was $10.4 million, consisting primarily of the net loss for the period of $15.7 million, offset by $6.3 million for the non-cash loss on the liquidation of foreign entity, $1.2 million for non-cash stock compensation expense, $73,000 for non-cash imputed interest on debt and $294,000 for amortization and depreciation expense.  Additionally, working capital changes consisted of cash decreases related to a $442,000 increase in trade accounts receivable and other receivables, $22,000 increase in prepaid expenses and other current assets, a $2.5 million increase in inventory and cash increases related to a $336,000 increase in accrued compensation and $137,000 increase in accounts payable and accrued liabilities. For the nine months ended September 30, 2010, cash used in investing activities was $892,000 relating primarily to the net purchase of marketable investment securities for $579,000 and purchase of property and equipment for $313,000. For the nine months ended September 30, 2010, cash provided by financing activities was $7.0 million related primarily to net proceeds from the issuance of common stock in a private placement in January 2010.

 For the nine months ended September 30, 2009, cash used in operating activities was $10.6  million, consisting primarily of the net loss for the period of $12.0 million and $1,000 for realized gain or sale of property and equipment, offset by $669,000 for non-cash stock compensation expense and $250,000 for amortization and depreciation expense.  Additionally, working capital changes consisted of cash decreases related to a $135,000 increase in inventory, $12,000 decrease in accounts payable and accrued liabilities and cash increases related to a $211,000 decrease in trade accounts receivable and other receivables, $196,000 increase in accrued compensation, and $272,000 decrease in prepaid expenses. For the nine months ended September 30, 2009, cash used in investing activities was $372,000 related to the purchase of property and equipment primarily related to Levacor tooling and manufacturing equipment. Cash provided by financing activities totaled $189,000 and included proceeds of $192,000 from the exercise of warrants and $2,000 from the sale of property and equipment offset by $5,000 related to capital lease payments.

With the addition of $24.2 million, net, raised from our private placement on October 19, 2010, we expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through at least 2011. However, our actual needs will depend on numerous factors, including the progress of our Levacor VAD clinical trial, the progress and scope of our internally funded research and development activities and our success in manufacturing Levacor VAD on a timely basis sufficient to meet the needs of our clinical study. Our Levacor VAD clinical trial may be modified or terminated for many reasons including the risk that our device demonstrates safety issues; the risk that regulatory authorities may not approve our device for further development or may require additional or expanded clinical studies to be performed; and the risk that we or our suppliers may not be able to supply sufficient quantities of our device, parts, or materials to support clinical trial, which could lead to a disruption or cessation of the clinical study. If any of the events occur, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trial or postpone conducting future clinical studies. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

NEW ACCOUNTING STANDARDS

Refer to Note 11, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Most countries, including the United States, Canada and countries in Europe require regulatory approval prior to the commercial distribution of medical devices. In particular, implanted medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Canada, Europe and other countries. The approval process is expensive and time consuming. Non-compliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, government refusal to grant marketing approval for devices, withdrawal of marketing approvals and criminal prosecution. The inability to obtain the appropriate regulatory approvals for our products in the United States and the rest of the world will prevent us from selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

We are currently conducting a clinical trial under an IDE.  During the clinical trial, we may experience unanticipated device issues or clinical outcomes, either of which may cause us to delay or stop our clinical trial.  For example, we are currently experiencing technical issues which have caused enrollment in our BTT study to be slower than anticipated.  If we were to experience device issues or unanticipated clinical outcomes, the FDA might impose additional conditions or restrictions that could also delay or stop our clinical trial.  Any such delays or additional restrictions could impact our ability to receive Pre-Market Approval (PMA) approval or could cause material delay in the time to approval, which in turn would have a material adverse impact on our business.

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

In order to conduct clinical studies, we must generally receive an IDE approval for each indication from the FDA. We are currently conducting a BTT clinical study for the Levacor VAD under an IDE. During this clinical study we may experience unanticipated device issues or clinical outcomes, either of which may cause us to delay or stop our clinical study. The completion of any of our clinical studies  may be delayed or halted for numerous reasons, including:

☐	subjects may not enroll in clinical trials at the rate we expect and/or subjects may be lost to follow-up;
☐	subjects may experience adverse side effects or events related or unrelated to our products;
☐
third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices or other third-party organizations may not perform data collection and analysis in a timely or accurate manner;

☐	defects in our devices, product recalls, safety alerts or advisory notices;
☐	vendor supply issues, manufacturing delays, or technical challenges in the production of devices;
☐	the interim results of any of our clinical studies may be inconclusive or negative; and
☐
regulatory inspections of our clinical study centers or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us non-compliant with regulatory requirements;

For example in May 2010, we initiated a voluntary field corrective action associated with the external in-line connector used in our Levacor VAD pump kits. We had discovered two vendor-related issues with the connector.  While these issues were unlikely to represent serious safety concerns and no adverse patient consequences were reported, they, nonetheless, did not provide the intended optimum design.  Therefore, we undertook the corrective field action to replace the percutaneous cables and pump cable extensions for five patients and Levacor VAD pump kits on the shelf.

If we were to experience other device issues or unanticipated clinical outcomes, the FDA might impose additional conditions or restrictions that could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to get our products approved or could cause material delay in the time period for approval which, in turn, would have a material adverse impact on our business.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party vendors, and risks related to dependence on sole suppliers.

The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party vendors, unanticipated technological problems and delays. From time to time, we have experienced manufacturing challenges and delays, and we may experience manufacturing challenges and delays in the future. For example, we are currently experiencing technical issues which have caused enrollment in our BTT study to be slower than anticipated. Any such challenges or delays, if significant, could negatively affect our ability to develop and deliver our products in a timely manner, which could have a material adverse effect on our business, including clinical trial enrollment, financial condition and results of operations. In addition, we, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material or adverse effect on our business, financial condition and results of operation. Furthermore, any of our own manufacturing problems or those of the third-party vendors we rely on could result in potential defects in our products, exposing us to product liability, claims and product recalls, safety alerts or advisory notices.

We often depend on single-source third-party vendors for several of the components used in our products. We do not have agreements with many of such single-source vendors and purchase these components pursuant to purchase orders placed from time to time in the ordinary course of business. We are substantially dependent on the ability of these vendors to provide adequate inventories of these components on a timely basis and on favorable terms. These vendors also produce components for certain of our competitors, as well as other large customers, and there can be no assurance that such companies will have sufficient production capacity to satisfy our inventory or scheduling requirements during any period of sustained demand, or that we will not be subject to the risk of price fluctuations and periodic delays. Although we believe that our relationships with our vendors are satisfactory and that alternative sources for the components we currently purchase from single-source suppliers are currently available, the loss of the services of such vendors or substantial price increases imposed by these vendors, in the absence of readily available alternative sources of supply, would have a material adverse effect on us. Failure or delay by such vendors in supplying components to us on favorable terms could also adversely affect our operating margins and our ability to develop and deliver our products on a timely and competitive basis, which could have a material adverse effect on our business, financial condition and results of operations.

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

World Heart Corporation
(Registrant)

Dated: November 12, 2010	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2010	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)