Form 10-K
period 2010-12-31
WORLD HEART CORP
filed 2011-03-31
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File No. 0-28882

WORLD HEART CORPORATION

Delaware	52-2247240
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4750 Wiley Post Way, Suite 120 Salt Lake City, Utah USA	84116
(Address of Principal Executive Office)	(Zip Code)

(801) 355-6255

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2010 was $7,431,635. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of March 30, 2011 was 26,682,332.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2010.

PART I

Item 1.	Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including statements regarding our Levacor® Ventricular Assist Device (VAD) Bridge-to-Transplant (BTT) clinical study or any delays in such study; our expectations with respect to future development plans for our next-generation product candidates, the minimally invasive VAD and PediaFlow™ VAD; the timing and scope of pre-clinical testing and clinical studies; our ability to secure additional funding or to form strategic partnerships; our cost reduction efforts and their impact on our ability to maintain operations; as well as other statements that can be identified by the use of forward-looking language, such as “believe,” “feel,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “anticipate,” or “intend” or the negative of those terms, or by discussions of strategy or intentions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

•	clinical study outcomes, including delays in our clinical studies and our ability to solve the design issues;

•

costs and delays associated with clinical studies for our products and next-generation product candidates, including the Levacor VAD (Levacor VAD or Levacor), the minimally invasive VAD and the PediaFlow VAD;

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

CORPORATE STRUCTURE

World Heart Corporation, (Corporation, Company) and collectively with its subsidiaries (WorldHeart), was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. On January 1, 2010 WorldHeart changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a plan of arrangement. Our head office is located at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116 and our head office telephone number is 801-355-6255. We also have administrative office space at 333 Hegenberger Road, Suite 410, Oakland, California, USA 94621.

Intercorporate Relationships

World Hearts Inc. (WHI) is a wholly owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. WHI acquired the assets and liabilities of the Novacor division of Edwards in June 2000, and is primarily responsible for current and next-generation product development, including product development work on our Levacor VAD, our minimally invasive VAD and our PediaFlowVAD.

World Heart B.V. (WHBV) is a wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004. On October 30, 2007 ownership of WHBV was transferred from World Heart Corporation to World Hearts Inc. WHBV has been responsible historically for European clinical trials and European commercialization of product candidates and devices. WHBV has limited activities currently.

7210914 Canada Inc. is a wholly-owned subsidiary, incorporated under the laws of Canada in 2009. 7210914 Canada maintains certain Canadian intellectual property.

BUSINESS OF WORLDHEART

The Corporation

Our business is focused on the development and sale of VADs, particularly our Levacor VAD. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. The Levacor VAD uses a magnetically-levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. In August 2009, we received conditional approval of our Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) to begin a BTT clinical study of the Levacor VAD. In January 2010, we received unconditional IDE approval from the FDA for the BTT study. Enrollment in the BTT study will involve approximately 160 subjects. The follow-up period for subjects in the BTT study is six months with the end points of heart transplant, six-month survival on device or device removal for recovery and survival to 60 days after device removal. To date, we have enrolled fifteen subjects in the BTT study and we have activated nine clinical centers as study sites. In July 2010, the FDA approved the expansion of the BTT study by ten additional centers, for a total of 20 centers. In February 2011, the company decided to pause enrollment in the BTT study while three refinements are made to its Levacor VAD based on initial clinical experience. These refinements include the projection of the inflow cannula into the ventricle, the elimination of a false alarm that has led to controller exchanges and the optimization of surface finishing/coating manufacturing processes. Although we expect that the design modifications will be technically completed by the end of April 2011, in light of ongoing communications with the FDA, the timeline for implementation of these refinements is dependent on review and approval by the FDA which is uncertain.

VADs are used for treatment of patients with severe heart failure including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. BTT therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination Therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD (PediaFlow VAD). The PediaFlow VAD is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that effect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device.

The technology embodied in the PediaFlow VAD has provided the foundation for our third product candidate, a small, minimally invasive VAD. The minimally invasive VAD is aimed at providing partial to full circulatory support for adults in both early-stage and late-stage heart failure. We expect to be in clinical trials with the minimally invasive VAD in 2014, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. We are exploring various strategic options to accelerate our development of the minimally invasive VAD.

Three-Year History

On February 9, 2011, we announced a pause in our enrollment in the Levacor VAD BTT study pending completion of certain device refinements based on initial clinical experience and FDA review and approval of these refinements. At this time we do not know when we will reinitiate enrollment.

On December 6, 2010, we announced preliminary results of an investigator-initiated biomarker study comparing the Levacor VAD to the commercially available VAD. Preliminary clinical data suggests that the Levacor VAD does not cause acquired von Willebrand Factor (vWF) deficiency, a condition that is linked to serious bleeding disorders and that has been associated with the use of current VADs.

On October 19, 2010, we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $25.3 million. We issued an aggregate of 11,850,118 newly-issued shares of common stock at an issue price of $2.135 per share. Additionally, we issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share.

On February 4, 2010, we announced that we were part of a consortium awarded a $5.6 million, 4-year contract by the NIH to further develop the PediaFlow VAD to clinical trial readiness. The PediaFlow VAD has evolved through design and development with funding from a previous NIH contract, and supplemental funding and technology contributions from WorldHeart. This device is now approximately the size of an AA battery and was evaluated in a multi-month animal experiment in 2009 and 2010.

On January 26, 2010, we completed a private placement of common stock and warrants to purchase common stock. Net proceeds from the offering were approximately $7.0 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock at an issue price of $5.15 per share and warrants to purchase up to 2,837,452 additional shares of common stock at an exercise price of $4.90 per share.

On January 8, 2010, we announced that we had received unconditional approval from the FDA for the BTT clinical study of the Levacor VAD. Study enrollment will encompass 160 subjects, a reduction from the approximately 200 subjects of the original statistical plan. The primary study endpoint comprises survival to heart transplant, six month survival on the device or device removal for recovery and survival to 60 days after device removal.

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

Our Products

Our products in development include the Levacor VAD, the minimally invasive VAD for adults and the PediaFlow VAD for pediatrics. Specifically:

•

The Levacor VAD is a small, fourth-generation, magnetically levitated, centrifugal, rotary VAD. Although IDE approval for the Bridge-to-Transplant study of this device occurred in January 2010, in February 2011, we announced a pause in enrollment in the BTT study until certain device refinements based on initial clinical experience are complete and the FDA reviews and approves these refinements. To date we have enrolled fifteen subjects in the BTT study.

•

The minimally invasive VAD is based on the technology incorporated in the PediaFlow VAD, as well as internal and external design features from the Levacor VAD. It is intended to provide partial to full circulatory support in adult patients in both an earlier stage of heart failure than currently used VADs as well as late-stage heart failure patients.

•

The PediaFlow VAD is a small, magnetically levitated, axial rotary VAD intended for use in infants and is currently under development by a consortium, including us. Development is funded primarily by the NIH, under a contract awarded to the University of Pittsburgh, with supplemental funding and technology contributions from us.

LevacorVAD

We have been developing the Levacor VAD, a fourth-generation, rotary blood pump intended for a range of circulatory support indications, since the acquisition of MedQuest in 2005. Unlike earlier generation rotary pumps with blood-lubricated bearings, the fourth generation Levacor VAD is a compact, bearingless, magnetically-levitated, centrifugal pump with an impeller that is completely magnetically levitated. Full magnetic levitation eliminates the wear of mechanisms within the pump and provides for greater clearances for more optimized blood flow around the impeller, while eliminating dependence on the patient’s blood for suspension. The product’s levitation technology employs a unique combination of passive and single-axis active control, resulting in a system of enhanced simplicity.

We have received unconditional approval from the FDA to conduct a BTT clinical study with the Levacor VAD and we have enrolled fifteen subjects in this clinical study. To date, nine clinical centers have received Institutional Review Board (IRB) approval, have been fully trained, and have executed all associated research and business agreements. In February 2011, the company decided to pause enrollment in the BTT study while three refinements are made to its Levacor VAD based on initial clinical experience. These refinements are the projection of the inflow cannula into the ventricle, the elimination of a false alarm that has led to controller exchanges and the optimization of surface finishing/coating manufacturing processes. Although we expect that the design modifications will be technically ready by the end of April 2011, in light of ongoing communications with the FDA, the timeline for implementation of these refinements is dependent on review and approval by the FDA which is uncertain.

Additionally, in conjunction with continued development of the Levacor VAD, we are sponsoring and participating in an independently led biocompatibility assessment of mechanical circulatory support devices sub-study (Biomarker Study). Preliminary Biomarker Study results were presented in December 2010. Preliminary clinical data suggests that the Levacor VAD does not cause acquired von Willebrand Factor (vWF) deficiency, a condition that is linked to serious bleeding disorders and that has been associated with the use of the current commercially available VAD.

Minimally Invasive VAD

The minimally invasive VAD is a miniature maglev rotary pump, intended to provide partial to full circulatory support in adult patients in both an earlier stage of heart failure than currently used VADs as well as late-stage heart failure patients. Its small size is anticipated to allow placement through minimally invasive techniques, reducing the trauma associated with surgically placed devices. The minimally invasive VAD design is based on the PediaFlow VAD as well as our intellectual property from the Levacor VAD, including internal and external design features. We expect to be in adult clinical trials with the minimally invasive VAD in 2014, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. We are exploring various strategic options to accelerate our development of the minimally invasive VAD.

PediaFlow VAD

The PediaFlow VAD is a small, magnetically levitated, axial rotary VAD intended for use in newborns and infants. It is currently under development by a consortium, consisting of WorldHeart, the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon and LaunchPoint. Development is primarily being funded by the NIH under two contracts awarded to the University of Pittsburgh, one in 2002 and the second in 2010. The PediaFlow is based on the proprietary maglev technology incorporated in the Levacor VAD. Prototype devices have been successfully tested in acute and chronic animal implants. In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that effect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device.

Research and Development Expenditures

Our research and development expenditures were $8.1 million, $10.4 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, primarily related to the Levacor VAD.

Third-party Reimbursement for VADs

In the United States, hospitals and doctors generally rely on third-party payers, such as Medicare, Medicaid, private health insurance plans and self funded employers to pay or reimburse for all or part of the cost of medical devices and the related surgical procedures. In the United States, heart failure represents Medicare’s greatest area of spending.

In 2011, the Center for Medicare and Medicaid Services, or CMS, established reimbursement rates for the treatment of patients with LVADS, with major complications and comorbidities (MS-DRG 1) and without major complications and comorbidities (MS-DRG 2). Most patients that receive LVADs and all patients that receive heart transplants are eligible for MD-DRG 1 reimbursement. Using the 2011 published payment rates, the national average Medicare payment to CMS-certified centers for MS-DRG 1 procedures is approximately $150,000. Actual payments are subject to other variables such as center geography and patient circumstances. In addition, when LVAD patients are discharged from the hospital and then readmitted for transplantation, hospitals may qualify for two separate MS-DRG 1 or MS-DRG 2 payments.

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

•

Heart Transplantation. Heart transplantation is currently the intervention of choice for patients with end-stage heart failure. However, the availability of donor organs, as well as other major limitations, has limited the number of transplants worldwide to about 3,750 per year and about 2,350 in the United States according to the International Society for Heart & Lung Transplantation (ISHLT) and the United Network for Organ Sharing (UNOS). The ISHLT’s data for worldwide use is reportedly conservative, as ISHLT only reports data submitted by transplanting centers. Limited availability of and waiting times for suitable donor hearts adversely impact the utility of heart transplantation.

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

The following advantages over other treatments generally apply to VADs that are currently approved and in use. Although certain advantages may not apply in every situation or for all patients, we expect that these potential advantages will also apply to our Levacor VAD:

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

•

Natural Heart Recovery. Unlike total artificial heart systems, VADs leave the natural heart intact and assist it when it is unable to provide sufficient cardiac function to maintain blood circulation. The first two Levacor VAD patients in the feasibility study were successfully weaned from the device.

There are also limitations and risks associated with VADs. Implanted and externally placed VADs require external power sources (batteries) and controllers. Furthermore, as with other implanted cardiovascular devices, there is the risk of adverse events such as bleeding, stroke, infection and device malfunction.

Marketing, Manufacturing and Distribution Strategy

We manufacture, distribute and service our clinical products out of our Salt Lake City, Utah facility. We have two field based members, one Oakland clinical team member, and three Salt Lake City clinical team members that support our clinical trials and distribution of clinical products.

Intellectual Property

We hold numerous patents and licenses to patents related to the Levacor VAD and other potential future products. We have ownership of eight United States patents related to the Levacor VAD implantable blood pump technology, either as sole owner or with exclusive licenses from the co-owners. These patents have five to 14 years remaining life before expiration. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Australia. We hold exclusive licenses to four additional patents, with remaining lives of five years. In addition, two patents related to control of rotary blood pumps, with six years remaining life, are non-exclusively licensed. Additional patents are pending.

We hold a number of registered trademarks and service marks, including WorldHeart. The “Levacor” trademark was registered by the U.S. Patent and Trademark Office (USPTO) on August 3, 2010. A trademark application is pending for PediaFlow.

We generally enter into confidentiality and invention agreements with our employees and consultants, and control access to and distribution of information related to our technology and products, documentation and other proprietary information.

Licenses related to the Levacor VAD include an exclusive license from the University of Utah to four issued patents for which we have no future obligations, an exclusive royalty-based license to four patents from the University of Virginia, an exclusive royalty-based license from the University of Pittsburgh, an exclusive royalty-based license from Carnegie Mellon University, an exclusive royalty-based assignment agreement with LaunchPoint, and an exclusive royalty-based license with Vertellus UK Limited for a proprietary compound. We also have a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the Levacor VAD.

We have a royalty-based agreement with Technology Partnerships Canada (TPC) which is a result of shared funding program initiated in 2002. Through December 31, 2005, we claimed funding in the amount of approximately $6.6 million. Effective January 1, 2004, repayment is in the form of royalties payments on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million, no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. On October 12, 2010, under the TPC Agreement, TPC and WorldHeart agreed to offset royalties owed by us to TPC totaling $91,000 against receivables owed by TPC to us.

For additional description of our license and royalty agreements, refer to Note 12 of the financial statements.

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

At present, there is only one company that has developed implantable, adult VADs that are currently on the market and approved for BTT and DT in the United States: Thoratec Corporation (Thoratec). Thoratec has two left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pulsatile driven (Heartmate XVE LVAS) and the other is rotary driven (HeartMate II LVAS). In April 2008, Thoratec received FDA approval of its rotary Heartmate II LVAS for BTT and in January 2010 received FDA approval of its Heartmate II LVAS for Destination Therapy.

Thoratec, and other companies such as Abiomed, have VADs that are designed for temporary use but are not typically implanted in the body. Their pumps are external and are attached to the natural heart via connecting tubes running through the recipient’s skin and tissue. In the United States, several companies including HeartWare International Inc. (HeartWare), Jarvik Heart, Inc., Terumo Heart Inc., CircuLite, Inc. and Evaheart Medical USA, Inc. have products in clinical trials aimed at the BTT indication. In Europe and certain other countries outside North America, several companies including Berlin Heart, Medos Medizentechnik AG, Micromed Inc., Jarvik Heart, Inc., Terumo Heart Inc., CircuLite, Inc. and HeartWare provide VADs commercially or for clinical trials.

Future Product Competition

Rotary Flow VADs

There are a number of rotary flow VADs in varying stages of development. Thoratec is commercializing the Heartmate II, a second generation axial rotary pump that has been approved by the FDA for BTT and for DT. HeartWare has completed its BTT clinical trial and filed a Pre-Market Approval (PMA) with its third generation rotary device called HeartWare HVAD in December 2010. Additionally the HeartWare HVAD is currently in a DT clinical trial. Another rotary device, which had been undergoing U.S. clinical trials and is approved for use in Europe, is the MicroMed DeBakey® VAD being developed by MicroMed Technology, Inc. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is a device at a comparable state of development to the MicroMed VAD. The Incor rotary pump from Berlin Heart is approved for use in Europe.

We believe that the Levacor VAD we are developing is a technologically advanced, fourth-generation, rotary pump. This bearingless, centrifugal, magnetically-levitated rotor results in a pump with no moving parts subject to wear, in a small device designed to provide multi-year support. The Levacor VAD is the only fourth-generation, bearingless, centrifugal pump in a clinical trial.

Government Regulations

Overview

Most countries, including the United States and countries that comprise the European Community (EC) require regulatory approval prior to the commercial distribution of medical devices. In particular, active implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in the EC and in other countries. The approval process for our Levacor and subsequent products will be expensive and time consuming.

United States Regulation

In the United States, the FDA regulates the clinical development, manufacture, distribution, import, export, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the FDC Act. The Levacor VAD and other such devices are regulated as Class III medical devices that are subject to tracking. Human clinical trials are conducted pursuant to an IDE in the United States, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the device. Human clinical trials of medical devices are also required to be approved by each study site’s Institutional Review Board and listed in a clinical trials registry such as www.clinicaltrials.gov.

On January 8, 2010 we announced that we had received unconditional approval from the FDA for the BTT clinical study using the Levacor VAD. Study enrollment will encompass 160 subjects. The primary study endpoint comprises survival to heart transplant or device removal for recovery and survival to 60 days after device removal, or six month survival on the device.

Before commercial distribution of our devices is permitted in the United States, an application for a PMA must be approved by the FDA, which often convenes an Advisory Panel comprised of specialists in the clinical field to provide advice on the approvability of particular devices.

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

Regulatory Requirements in Other Countries

It is also our intention to market the Levacor VAD and subsequent products in the EC and other countries. We will be required to meet the applicable medical devices requirements in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

The International Standards Organization (ISO) is a worldwide federation of national bodies, founded in Geneva, Switzerland in 1946. ISO standards are integrated requirements which, when implemented, form the foundation and framework for an effective quality management system. These standards are developed and published by the ISO. ISO certification is essential to enter European markets. All companies are required to obtain ISO certification and the “CE” mark, in order to market medical devices in Europe. ISO 13485:2003 certification is the most current and most stringent standard in the ISO series and covers design, production, installation and servicing of products. Subject to availability of funding, we intend to apply for “CE” marking, an international symbol of quality and compliance, for the Levacor VAD and our subsequent products.

Other Regulatory Requirements

We are also subject to various United States federal, state and local laws and regulations relating to such matters as health care fraud and abuse prevention, safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research, development and production work. The manufacture of biomaterials is also subject to compliance with various federal environmental regulations and those of various provincial, state and local agencies. Although we believe that we are in compliance with these laws and regulations in all material respects, there can be no assurance that we will not be required to incur significant costs to comply with environmental health and safety regulations in the future.

Our Employees

At March 15, 2011, we had 65 full time employees. We have 54 employees located in Salt Lake City, Utah, and 9 employees located in Oakland, California, and 2 field based employees located throughout the United States. Approximately 90% of our employees are involved with research, development, manufacturing, quality, clinical affairs and regulatory, and 10% are in finance, human resources and administration.

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

Risk Factors Relating to Our Business

RISK FACTORS

An investment in our common stock is highly risky. You should carefully consider the following risks, as well as the other information contained or incorporated by reference in this prospectus, before you decide whether to buy our common stock. We believe the risks and uncertainties described below are the most significant risks we face. If any of the following events actually occurs, our business, business prospects, financial condition, cash flow and results of operations would likely be materially and adversely affected. In these circumstances, the trading price of our common stock would likely decline, and you could lose all or part of your investment.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

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

Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor VAD and other technologies, requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs (including our lead Levacor VAD program) or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, while in November 2006 and August 2008, we embarked on significant restructuring and cost reduction initiatives, we may be required to further reduce our operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. We believe that cash on hand, will be sufficient to support our planned operations through the end of 2011. We are continuing to explore strategic and financing alternatives, including equity financing transactions and corporate collaborations. The inability to obtain additional financing or enter into strategic relationships when needed will have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

Since our inception in 1996 through December 31, 2010, we have incurred cumulative losses of approximately $353.2 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased over the past years, primarily due to our investment in the development programs for the Levacor VAD device. Our research and development activities will likely result in additional significant losses in future periods. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our current and next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

We may be unable to complete our BTT study or obtain regulatory approvals, which will prevent us from selling our products and generating revenue.

Most countries, including the United States and countries in Europe require regulatory approval prior to the commercial distribution of medical devices. In particular, implanted medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in Europe and other countries. The approval process is expensive and time consuming. Non-compliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, government refusal to grant marketing approval for devices, withdrawal of marketing approvals and criminal prosecution. The inability to obtain the appropriate regulatory approvals for our products in the United States and the rest of the world will prevent us from selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

Although we received IDE approval for our BTT clinical study in January 2010, in February 2011 we paused enrollment to make three device refinements based on initial clinical experience and the timeline for restarting the study is uncertain. During our BTT clinical trial, we have experienced unanticipated device issues or clinical outcomes, which caused us to delay our clinical trial. As a result of our device issues or unanticipated clinical outcomes, the FDA may impose additional conditions or restrictions that could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to reinitiate or complete our BTT study and ultimately submit and receive a PMA or could cause material delay in the time to approval, which in turn would have a material adverse impact on our business.

The FDA or any other regulatory authority may not act favorably or quickly in its review of our applications, if and when made, and we may face significant difficulties and costs obtaining such approvals that could delay or preclude us from selling our products in the United States, Europe and elsewhere. Failure to receive, or delays in receiving, such approvals, including the need for extended clinical trials or additional data as a prerequisite to approval, limitations on the intended use of our products, the restriction, suspension or revocation of any approvals obtained or any failure to comply with approvals obtained could have a material adverse effect on our business, financial condition and results of operations or cause us to change strategic direction.

Our clinical trials may be subject to costly delays.

In order to conduct clinical studies, we must generally receive an IDE approval for each indication from the FDA. Although we received IDE approval for our BTT clinical study in January 2010, in February 2011, we paused enrollment to make the three device refinements based on initial clinical experience and the timeline for restarting the study is uncertain. The completion of any of our clinical studies may be delayed or halted for numerous reasons, including:

•	subjects may not enroll in clinical trials at the rate we expect and/or subjects may be lost to follow-up;

•	subjects may experience adverse side effects or events related or unrelated to our products;

•

clinical investigator experience may compel us to make device refinements to optimize the investigational device as each trial progresses, which may lead us to pause enrollment, as we did in February 2011, while such refinements are implemented;

•

third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and practices or other third-party organizations may not perform data collection and analysis in a timely or accurate manner;

•	after making design refinements, the FDA may need to review and approve them before we can reinitiate our BTT clinical trial;

•	defects in our devices, product recalls, safety alerts or advisory notices;

•	vendor supply issues, manufacturing delays, or technical challenges in the production of devices;

•	the interim results of any of our clinical studies may be inconclusive or negative; and

•

regulatory inspections of our clinical study centers or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us non-compliant with regulatory requirements.

In February 2011, we announced a pause in enrollment based on initial clinical experience in our Levacor VAD BTT clinical study pending implementation of certain device refinements and FDA review and approval. These device refinements include: the projection of the inflow cannula into the ventricle; the elimination of a false alarm that has led to controller exchanges; and, the optimization of surface finishing/coating manufacturing processes. The timeline for restarting our BTT clinical study is uncertain.

If we were to experience other device issues or unanticipated clinical outcomes, the FDA might impose additional conditions or restrictions that could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to get our products approved or could cause material delay in the time period for approval which, in turn, would have a material adverse impact on our business or cause us to change strategic direction.

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

Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that results seen in clinical trials will not continue with longer-term treatment. The clinical trials of any of our devices, including the Levacor VAD, could be unsuccessful, which would prevent us from commercializing the device. Our failure to develop safe, commercially viable devices would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

We are dependent on a limited number of products.

Our recent revenues have resulted primarily from sales of the Levacor VAD and related equipment in conjunction with our BTT clinical trial. In February 2011, we paused enrollment in our BTT clinical study, and the timeline for restarting the study is uncertain. Therefore, we may not attain any revenue as a result of the Levacor VAD sales in the foreseeable future. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of the Levacor VAD. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the commercialization of the Levacor VAD, minimally invasive VAD and PediaFlow VAD. Any significant delays in, or premature termination of, clinical trials of our products under development would have a material adverse effect on our business, financial condition and results of operations or cause us to change strategic direction.

Market acceptance of our technologies and products is uncertain and our selling and distribution capability is limited and has been further reduced by our recent cost reduction initiatives.

Our next-generation Levacor VAD must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although we believe that the DT market opportunity for VADs is significant, adoption rates have continued to be slower than anticipated.

We have a limited number of technical support personnel compared with other medical device companies in our industry segment, which may put us at a further competitive disadvantage in the marketplace. Failure of our products to achieve significant market acceptance due to competitive therapies and our very limited selling and distribution capability could have a material adverse effect on our business, financial condition and results of operations.

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

Our intellectual property rights, including those relating to our Levacor VAD, are and will continue to be, a critical component of our success. The loss of critical licenses, patents or trade secret protection for technologies or know-how relating to our current product and our products in development could adversely affect our business prospects. Our business will also depend in part on our ability to defend our existing and future intellectual property rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage and could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under United States intellectual property law, and may not adequately protect our proprietary information.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize at least some of our product candidates, including the Levacor VAD and the minimally invasive VAD. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

We are exposed to product liability claims.

Our business exposes us to an inherent risk of potential product liability claims related to Levacor VAD and other future products, by device recipients or by their families. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician acceptance of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

We face risks associated with our manufacturing operations, risks resulting from dependence on third-party vendors, and risks related to dependence on sole suppliers.

The manufacture of our products is a complex operation involving a number of separate processes and components. Material costs are high and certain of the manufacturing processes involved are labor-intensive. The conduct of manufacturing operations is subject to numerous risks, including reliance on third-party vendors, unanticipated technological problems and delays. From time to time, we have experienced manufacturing challenges and delays, and we may experience manufacturing challenges and delays in the future. For example, we are currently making certain device refinements which have caused us to pause enrollment in our BTT study. Any such challenges or delays, if significant, could negatively affect our ability to develop and deliver our products in a timely manner, which could have a material adverse effect on our business, including clinical trial enrollment, financial condition and results of operations. In addition, we, or any entity manufacturing products or components on our behalf, may not be able to comply with applicable governmental regulations or satisfy regulatory inspections in connection with the manufacture of our products, which would have a material or adverse effect on our business, financial condition and results of operation. Furthermore, any of our own manufacturing problems or those of the third-party vendors we rely on could result in potential defects in our products, exposing us to product liability, claims and product recalls, safety alerts or advisory notices.

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

We are dependent on key personnel.

As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals. Our restructuring, cost reduction and consolidation efforts in August 2008 may make it more difficult for us to attract and retain qualified personnel.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the Sarbanes Oxley Act of 2002 to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.

As described in Item 9A — Controls and Procedures elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting with regard to having sufficient technical resources to appropriately analyze and account for complex derivative instruments, specifically with regard to our interpretation of Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, as it relates to the initial classification of warrants as equity instruments in our October 2010 private placement of common stock and warrants (October Offering). During the audit, we determined that we should have accounted for these warrants as liabilities instead of equity. Given this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate this issue, we plan to devote resources to the improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues. As the Company enters into transactions that involve complex accounting issues, it will consult with third party professionals with expertise in these matters as necessary to insure appropriate accounting treatment for such transactions. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

The value of our warrants outstanding from the October Offering is subject to potentially material increases and decreases based on fluctuations in the price of our common stock.

In October 2010, we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the October Offering were approximately $25.3 million. We issued an aggregate of 11,850,118 newly-issued shares of common stock at an issue price of $2.135 per share. Additionally we issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share.

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At December 31, 2010, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $13.6 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control, we could, at that point in time, ultimately incur amounts significantly different than the carrying value.

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

You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

•	our ability to meet market expectations with respect to enrollment in our BTT study and FDA approval or the timing for FDA approval for our product candidates;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	governmental regulation and changes in medical device reimbursement policies;

•	developments in patent or other intellectual property rights;

•	public concern as to the safety and efficacy of devices that we and our competitors develop;

•	fluctuations in our operating results; and

•	general market conditions.

We may not be able to maintain our listing on the NASDAQ Capital Market, which would adversely affect the price and liquidity of our common stock.

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “WHRT”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share.

During 2010, 2009 and 2008, we received notices from the NASDAQ Stock Market stating non-compliance with various listing maintenance requirements. On February 1, 2010, we received a NASDAQ Staff Deficiency Letter notifying us that we did not comply with the independent audit committee requirements set forth in NASDAQ Listing Rule 5605. On October 28, 2008 and August 31, 2009, we received letters from the NASDAQ Staff notifying us that we failed to maintain a minimum of 500,000 publicly held shares requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5550(a)(4). To date, we are in compliance with all minimum listing requirements of the NASDAQ Capital Market and all matters have been closed with NASDAQ. We have had difficulties maintaining compliance in the past and we might not be able to maintain compliance with all minimum listing requirements in the future. If we do not meet NASDAQ’s continued listing requirements NASDAQ may take action to delist our common stock. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

The sales of common stock by our stockholders could depress the price of our common stock.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. Sales by these stockholders, or the perception that such sales could occur in the future, could have an adverse impact on the trading price of our common stock.

The concentration of our capital stock ownership, following the completion of the July 2008 private placement and recapitalization, the January 2010 private placement and the October 2010 private placement, may limit your ability to influence corporate matters.

A significant amount of our common stock is held by a relatively small number of investors. After the completion of our financing in October 2010, three of our largest stockholders collectively beneficially owned approximately 71% of our common stock. These investors also have certain rights to designate members of our Board of Directors and may exercise significant influence over all matters requiring stockholder approval, including elections of directors and significant corporate transactions, such as a merger or other sale of WorldHeart or our assets for the foreseeable future. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial.

Because we do not intend to pay, and have not paid, any cash dividends on our common stock, our stockholders will not be able to receive a return on their common stock unless the value of our common stock appreciates and they sell them.

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

Our Facilities

Our facility in Salt Lake City, Utah is comprised of 32,888 square feet of research and office space with a lease term through January 31, 2015.

We lease our office space in Oakland, California consisting of approximately 3,198 square feet. The lease on this facility expires October 31, 2011 and we do not plan to renew, or extend the lease.

We are not aware of any environmental issues that may affect the use of our properties. We currently have no investments in real estate, real estate mortgages or real estate securities, and do not anticipate making any such investments. However, our policy with respect to investments in real estate assets may change in the future without a vote of shareholders.

Item 3.	Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NASDAQ Capital Market under the symbol WHRT. Our common shares have been trading on one of the NASDAQ exchanges since August 1998.

The following table sets forth the high and low sales prices for our common stock as reported on NASDAQ for the periods indicated.

	Common Shares
2010	High	Low
First Quarter	$6.99	$2.02
Second Quarter	$3.61	$2.07
Third Quarter	$3.26	$2.08
Fourth Quarter	$2.99	$1.78

	Common Shares
2009	High	Low
First Quarter	$4.25	$2.14
Second Quarter	$3.19	$1.70
Third Quarter	$8.63	$2.41
Fourth Quarter	$5.28	$3.80

As of March 30, 2011 the approximate number of holders of record of our common shares was 81.

We have never paid any dividends to stockholders and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company”. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

OVERVIEW

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward- looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; risks associated with our Levacor Ventircular Assist Device (VAD) Bridge-to-Transplant (BTT) clinical trial, including any risks related to the pause in the BTT trial enrollment; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the Levacor VAD, the minimally invasive VAD, and the PediaFlow VAD; our ability to manufacture, sell and market our products; decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy (DT) adoption rate for VADS; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under Item 1A. “Risk Factors”.

Our business is focused on the development and sale of VADs, particularly our Levacor VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. The Levacor VAD uses a magnetically-levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. In August 2009, we received conditional approval of our Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor VAD to begin a BTT clinical study. In January 2010, we received unconditional IDE approval from the FDA. The BTT study enrollment will involve approximately 160 subjects. The follow-up period for subjects in the BTT study is six months with the end points of heart transplant, six-month survival on the device or device removal for recovery and survival to 60 days after device removal. To date we have enrolled fifteen subjects in the BTT study and we have activated nine clinical centers. In July 2010, the FDA approved the expansion of the BTT study by ten additional centers, for a total of 20 centers. In February 2011, the company decided to pause enrollment in the BTT study while three refinements are made to its Levacor VAD based on initial clinical experience. These refinements are the projection of the inflow cannula into the ventricle, the elimination of a false alarm that has led to controller exchanges and the optimization of surface finishing/coating manufacturing processes. Although we expect that the design modifications will be technically ready by the end of April 2011, in light of ongoing communications with the FDA, the timeline for implementation of these refinements is dependent on review and approval by the FDA which is uncertain.

VADs are used for treatment of patients with severe heart failure including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. BTT therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. DT is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD (PediaFlow VAD). The PediaFlow VAD is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that effect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device.

The technology embodied in the PediaFlow VAD is also intended to form the basis for a small, minimally invasive VAD. The minimally invasive VAD is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. We expect to be in an adult clinical trial with the minimally invasive VAD in 2014, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. We are exploring various strategic options to accelerate our development of the minimally invasive VAD.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2009

(In thousands 000’s except loss per common share)

	Year Ended December 31,
	2010	2009
Revenue	$2,179	$5
Cost of goods sold	(2,346)	(213)

Gross profit (loss)	(167)	(208)

Operating expenses
Research and development	8,081	10,357
Selling, general and administrative	3,944	5,436
Restructuring costs	—	578
Amortization of intangibles	—	108

Total operating expenses	12,025	16,479

Operating loss	(12,192)	(16,687)

Other (expense) income
Foreign exchange loss	(14)	(24)
Investment and other income	21	18
Loss on change in fair value of warrant liability	(1,897)	—
Loss on liquidation of foreign entity	(6,286)	—
Loss on disposal of property and equipment	(7)	(4)
Interest expense	(142)	(14)

Net loss applicable to common shareholders	$(20,517)	$(16,711)

Weighted average number of common shares outstanding, basic and diluted	17,043	13,273

Basic and diluted loss per common share	$(1.20)	$(1.26)

Revenue. Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the year ended December 31, 2010. In addition, we generated revenue from sales of SPUS (Segmented Poly Urethane Solution), used by one other medical device manufacturer. We do not expect any significant sales of SPUS to occur in the future.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Year Ended December 31,
	2010			2009
	Amount	% of Total	Units	Amount	% of Total	Units
Product revenues:
Implant kits	$1,548	80%	19	$—	0%	—
Peripherals and other	387	20%		5	100%

Total product revenue	$1,935	100%		$5	100%

Grant revenue	244	11%		—	0%

Total revenue	$2,179	100%		$5	100%

*	Product revenue during 2010 relates to Levacor VAD implants and periperhals. Product revenue during 2009 related to Novacor VAD peripherals.

Total revenue for the year ended December 31, 2010 was $2.2 million, compared to $5,000 for the year ended December 31, 2009. Revenue from Levacor VAD implant kits sold during 2010 was $1.5 million compared to zero for 2009. Implant kit revenue for 2010 relates to 19 Levacor VADs that were sold in our BTT clinical study. Although we received an unconditional IDE from the FDA in January 2010, in February 2011, we paused enrollment in our BTT trial while three refinements are made to our Levacor VAD based on initial clinical experience and the timeline for the reinitiating the study is uncertain. We do not expect to generate any revenue until the restart of our BTT trial. Peripherals and other revenue, including SPUS for 2010 and 2009 were $387,000 and $5,000, respectively. We recognized $77,000 and zero in SPUS revenue for the years ended December 31, 2010 and 2009, respectively. The increase in SPUS revenue is a result a single sale to one customer with no purchase orders being placed in 2009.

For the year ended December 31, 2010, we recorded $244,000 in grant revenue received from the IRS Qualifying Therapeutic Discovery Project (QTDP) program compared to zero for the year ended December 31, 2009.

Cost of goods sold. For the year ended December 31, 2010, cost of goods sold was $2.3 million consisting of raw materials, labor, royalties payable, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD. For the year ended December 31, 2009, cost of goods sold of $213,000 consisted entirely of royalties payable under minimum annual royalty agreements. Cost of goods sold as a percentage of revenue is expected to improve in the future as we realize manufacturing efficiencies and are able to negotiate better pricing from third party vendors as our sales and production volume increase.

Research and development. Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

Research and development expenses for the year ended December 31, 2010 decreased by $2.3 million or 22%, compared with the year ended December 31, 2009. The decrease between periods is primarily attributable to capitalized materials, labor and overhead as a result of receiving IDE approval from the FDA in August 2009 and thus beginning to produce inventory which was previously expensed ($3.4 million), decrease in research expenses ($1.1 million) of which $683,000 was related to in-process research and development (IRP&D) costs associated with the LaunchPoint Agreement and $413,000 was related to other research and development expense, decrease in legal fees relating to patent expense ($119,000) and decrease in building related expenses ($30,000). These expenses were offset by an increase in payroll and related costs resulting from an increase in clinical and manufacturing personnel ($1.1 million), increase in clinical training and monitoring activities related to our Levacor VAD BTT clinical study ($493,000), increase in stock based compensation expense ($347,000), increase in consulting fees ($217,000), increase in facility expenses related to the move of our Oakland personnel to a new office space ($109,000) and an increase in depreciation expenses ($112,000). For the year ended December 31, 2010 and 2009, we recorded $770,000 and $423,000, respectively, in stock-based compensation expense. Research and development expenses are expected to increase during 2011 as we continue to develop our Levacor VAD, implement design changes, and continue activities on pre-clinical testing and other product development.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, marketing, accounting and administrative personnel. Selling expenses primarily relate to marketing and trade show costs. Our administrative expenses include professional fees, investor communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Year Ended December 31,
	2010	2009
Selling	$525	$749
General and administrative	3,419	4,688

Total	$3,944	$5,437

Selling expenses for the year ended December 31, 2010 decreased by $224,000, or 30%, compared with the year ended December 31, 2009. The decrease is due to a decrease in personnel and related expenses ($118,000), decrease in facilities and other allocated expenses resulting from decrease in personnel ($85,000) and a decrease in consulting, travel and other selling expenses ($40,000). These decreases are offset by an increase in legal fees relating to the filing of trademarks ($7,000) and increase in stock based compensation ($12,000). For the year ended December 31, 2010 and 2009, we recorded $90,000 and $ 78,000, respectively, in stock-based compensation expense. Selling expenses are expected to decline due to the pause in enrollment in our BTT trail and subsequent delay in our marketing efforts or activities.

General and administrative expenses for the year ended December 31, 2010 decreased by $1.3 million, or 27%, compared with the year ended December 31, 2009. The decrease is due to a number of factors including the reduction in the number of general administration employees between periods which resulted in a decrease in payroll and related benefits expenses ($250,000), decrease in consulting and other professional expenses ($286,000), decrease in legal fees primarily related to the 2010 reincorporation into Delaware and 2008 Restructuring Plan which were incurred in 2009 ($483,000), decrease in general office expenses ($173,000) and a decrease in insurance costs resulting from lower premiums ($152,000). These decreases are offset by increases in stock based compensation ($33,000), increase in depreciation expense ($30,000) and an increase in travel and entertainment expenses ($12,000). For the year ended December 31, 2010 and December 31, 2009, we recorded $598,000 and $565,000, respectively, in stock-based compensation expense. General and administrative expenses are expected to remain at the same level in 2011.

Restructuring costs. Restructuring costs for the year ended December 31, 2010 and 2009 were zero and $578,000, respectively. Restructuring costs in 2009 consisted primarily of termination benefits of several employees, relocation benefits of our new CEO and fair value of the remaining lease payments on our Oakland facility. There were no such charges recorded in 2010. As of December 31, 2010, we have completed our 2008 Restructuring Plan and all accrued liabilities associated with the restructuring plan had been paid. There has been no material change in the restructuring liability as initially measured. We have realized operational efficiencies from this consolidation into one facility and we expect to realize cost savings especially in facilities related expenses.

Amortization of intangibles. Amortization of intangibles for the years ended December 31, 2010 and December 31, 2009 was zero and $108,000, respectively. The intangible asset related to acquired MedQuest workforce, was being amortized on a straight line basis over four years and became fully amortized in August 2009.

Foreign exchange. Foreign exchange transactions resulted in a loss of $14,000 for the year ended December 31, 2010 compared to a loss of approximately $24,000 for the year ended December 31, 2009. Gains and losses primarily relate to fluctuations in the relative value of the U.S. dollar compared with the Euro. We anticipate significant fluctuations of foreign exchange gains and losses in the future.

Investment and other income. Investment and other income for the year ended December 31, 2010 was $21,000 compared to $18,000 for the year ended December 31, 2009. Investment and other income increased slightly during the year ended December 31, 2010 compared to the same period in 2009 primarily due to higher average investment balances as a result of the recently completed private placement of our common stock in October 2010. We anticipate our investment income to decrease in future periods resulting from consumption of cash to fund operations, however; interest rates earned on our investments are anticipated to increase in the future.

Loss on change in fair value of warrant liability: We recorded a $1.9 million non-cash loss on change in fair value of warrant liability during the year ended December 31, 2010 related to warrants issued in our October 2010 financing. The loss was primarily attributable to an increase in the common stock price from October to December 31, 2010. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding in 2009. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

Loss on liquidation of foreign entity: We recorded a $6.3 million non-cash loss on liquidation of foreign entity during the year ended December 31, 2010 related to World Heart Corporation changing its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and terminating a majority of operations in Canada. As this was a one-time charge we do not expect a similar loss in the future.

Loss on disposal of property and equipment. During the years ended December 31, 2010 and 2009, we recognized a loss of $7,000 and $4,000, respectively, on dispositions and write-downs of assets.

Interest expense. For the year ended December 31, 2010, interest expense was $142,000 compared with $14,000 for the year ended December 31, 2009. Interest expense recorded in 2010 and 2009 primarily relates to the effective interest rate on the $1.0 million note issued to LaunchPoint in December 2009 under the LaunchPoint Agreement.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2008

(In thousands 000’s except loss per common share)

	Year Ended December 31,
	2009	2008
Revenue	$5	$1,732
Cost of goods sold	(213)	(992)

Gross profit (loss)	(208)	740

Operating expenses
Research and development	10,357	9,174
Selling, general and administrative	5,436	4,626
Clinical and marketing support- non-cash	—	6,479
Restructuring costs	578	131
Amortization of intangibles	108	191

Total operating expenses	16,479	20,601

Operating loss	(16,687)	(19,861)

Other income (expense)
Debt inducement expense	—	(3,914)
Unrealized foreign exchange gain (loss)	(24)	17
Investment and other income (loss)	18	141
Loss on disposal of property and equipment	(4)	(41)
Interest expense	(14)	(1,659)

Net loss applicable to common shareholders	$(16,711)	$(25,317)

Weighted average number of common shares outstanding basic and diluted	13,273	5,799

Basic and diluted loss per common share	$(1.26)	$(4.37)

Revenue. Historically, sales of Novacor LVAS implant kits and related peripheral equipment and services accounted for the majority of our revenue. In addition, we generated revenue from sales of SPUS, a compound used by one other medical device manufacturer. We have historically sold our products directly, except for a few countries where we sold through distributors.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Year Ended December 31,
	2009			2008
	Amount	% of Total	Units	Amount	% of Total	Units
Product revenues:
Implant kits	$—	—	—	$318	19%	5
Peripherals and other	5	100%	—	1,414	81%

Total revenue	$5	100%		$1,732	100%

*	Product revenues during 2009 and 2008 relate to Novacor implant kits and peripherals.

Total revenue for the year ended December 31, 2009 was $5,000 reflecting a decrease of $1.7 million or 100% compared with the year ended December 31, 2008. There were zero and five Novacor LVAS implant kits sold during the years ended December 31, 2009 and 2008, respectively. Novacor peripherals and other revenue were $5,000 for the year ended December 31, 2009, a decrease of $1.4 million or 100% compared with the year ended December 31, 2008. The overall revenue decrease was attributable to our November 2006 decision to reduce our commercial efforts with respect to the Novacor LVAS and focus our resources on the development of our Levacor VAD. In 2008, we made the Novacor LVAS available to medical centers until our inventory was depleted. We continue to support the one remaining long-term Novacor patient but have discontinued the manufacture and sale of the Novacor LVAS. We recognized zero and $785,000 in SPUS revenue for the years ended December 31, 2009 and 2008, respectively. The decrease was a result of SPUS revenue associated with one customer with no purchase orders being placed in 2009.

Cost of goods sold. For the year ended December 31, 2009, cost of goods sold of $213,000 consisted entirely of royalties payable under minimum annual royalty agreements with Vertellus UK Limited and LaunchPoint. For the year ended December 31, 2008, cost of goods sold of $992,000 was 57% of total revenue. Cost of goods sold during the year ended December 31, 2008 consisted of raw materials, labor, royalties and other costs related to the manufacture of our Novacor LVAS, as well as Novacor LVAS inventory write-downs of $218,000.

Research and development. Research and development expenses for the year ended December 31, 2009 increased by $1.2 million or 13% compared with the year ended December 31, 2008. The increase was primarily attributable to increased research and developments efforts related to the Levacor VAD build for clinical trials ($230,000), increased stock based compensation expense ($320,000), increased Clinical Research Organization (CRO) costs associated with our planned Levacor VAD clinical study ($210,000) and an increase in other research expenses ($800,000), of which $683,000 was in process research and development (IPR&D) costs associated with the LaunchPoint Agreement. These increases were offset in part by decreased salaries resulting from our phased consolidation plan to our Salt Lake City, Utah facility announced in August, 2008 ($360,000). For the year ended December 31, 2009, we recorded $423,000 in stock-based compensation expense associated with research and development employees compared with $103,000 recorded in December 31, 2008.

Selling, general and administrative.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Year Ended December 31,
	2009	2008
Selling	$749	$979
General and administrative	4,688	3,647

Total	$5,437	$4,626

Selling expenses for the year ended December 31, 2009 decreased by $230,000, or 23% compared with the same period in 2008. The decrease was attributable to the continued decline of our Novacor LVAS support efforts. For the years ended December 31, 2009 , we recorded $78,000 in stock-based compensation expense compared with $26,000 in the same period of 2008.

General and administrative expenses for the year ended December 31, 2009 increased $1.0 million, or 29% versus the same period in 2008. This increase was attributable to salaries, and benefits ($220,000), consulting, recruiting and legal fees associated with our phased consolidation plan ($449,000), including hiring of our new CEO and CFO and the transition of our former CEO into another executive position, and increased stock based compensation expense ($372,000). For the years ended December 31, 2009 and 2008, we recorded $565,000 and $193,000, respectively, in stock based compensation expense associated with general and administrative employees.

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

Restructuring costs. Restructuring costs in 2009 and 2008 were $578,000 and $131,000 and consisted primarily of termination benefits of several employees, relocation benefits of our new CEO and fair value of the remaining lease payments on our Oakland facility. The terms of the employment agreement of our new CEO, hired in the first quarter of 2009, contained a relocation benefits package to cover reimbursement for certain relocation-related expenses in an amount of up to $107,000, plus additional estimated tax gross-up payments of up to $48,000. We recorded restructuring charges of $155,000, inclusive of tax gross up payment during the year ended December 31, 2009. We do not expect to record additional relocation expenses for the CEO in the future. Additionally, we recorded $77,000 and $65,000, during the year ended December 31, 2009 and 2008, respectively, for termination benefits for employees whose positions were eliminated in connection with the relocation of our corporate office to Salt Lake City, Utah. Additionally, we recorded $220,000 during the year ended December 31, 2009 related to minimum lease payments on our Oakland facility associated with unused space due to the 2008 restructuring.

Amortization of intangibles. Amortization of intangibles for the years ended December 31, 2009 and December 31, 2008 was $108,000 and $191,000, respectively. The intangible asset related to acquired MedQuest workforce was amortized on a straight line basis over four years and was fully amortized in August 2009.

Debt Inducement Expense. During the year ended December 31, 2008, we recorded a non-cash expense of $3.9 million associated with the beneficial conversion rights of the induced conversion of the Abiomed Note and termination of previously existing agreements and warrants. There was no such charge recorded for the year ended December 31, 2009.

Foreign exchange. Foreign exchange transactions resulted in a loss of $23,000 for the year ended December 31, 2009 compared to a gain of approximately $18,000 for the year ended December 31, 2008. Gains and losses were primarily related to fluctuations in the relative value of the U.S. dollar compared with the Euro and the Canadian dollar.

Investment and other income. Investment and other income for the year ended December 31, 2009 was $18,000 compared to $142,000 for the year ended December 31, 2008. Although average daily balances of invested cash were greater in 2009, earnings were lower due to the significant decline in interest rates in 2009.

Loss on disposal of property and equipment. During the years ended December 31, 2009 and 2008, we recognized losses of $4,000 and $41,000, respectively, on dispositions and write-downs of assets.

Interest expense. For the year ended December 31, 2009, interest expense was $14,000 compared with $1.7 million for the year ended December 31, 2008. Interest expense recorded in 2009 was primarily related to the effective interest rate on the $1.0 million note issued to LaunchPoint in December 2009 under an intellectual property agreement. Interest expense recorded in 2008 was related to a $1.4 million charge on the beneficial conversion feature of the $5.0 million convertible note issued to Abiomed on January 3, 2008 (Abiomed Note), $236,000 in interest expense at 8% on the entire $5.0 million convertible note, $8,000 in interest expense on the bridge loan facility and $1,000 in interest expense related to other financing arrangements. The Abiomed Note and accumulated interest thereon were converted into common shares as part of the Recapitalization Agreement.

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

At December 31, 2010, we had cash and cash equivalents of $9.5 million and $12.9 million in available for sale investment securities totaling $22.4 million, compared to a total of $6.1 million as of December 31, 2009. For the year ended December 31, 2010, cash used in operating activities was $14.4 million, consisting primarily of the net loss of $20.5 million and $8,000 in accretion of discount on marketable securities, offset by $6.3 million for the non-cash loss on the liquidation of foreign entity, $1.9 million for change in the fair value of the warrant liability, $1.5 million for non-cash stock compensation expense, $141,000 for non-cash interest on the LaunchPoint Note, $348,000 for amortization and depreciation expense and $7,000 loss on disposal of property. Additionally, working capital changes consisted of cash decreases related to a $522,000 increase in trade and other receivables, $3.7 million increase in inventory and cash increases related to a $2,000 decrease in accounts payable and accrued liabilities, offset by a $167,000 increase in accrued compensation and $15,000 decrease in prepaid expenses and other current assets. For the year ended December 31, 2010, cash used in investing activities consisted of $12.8 million related primarily to the net purchase of marketable investment securities and $385,000 in the purchase of property and equipment. For the year ended December 31, 2010, cash provided by financing activities was $31.2 million related primarily to net proceeds from the issuance of our common stock in private placements of equity that occurred January 2010 and October 2010.

At December 31, 2009, we had cash and cash equivalents of $5.6 million, a decrease of $15.1 million from December 31, 2008. For the year ended December 31, 2009, cash used to fund operating activities was $14.4 million, consisting primarily of the net loss for the period of $16.7 million, offset by non-cash charges of $323,000 for depreciation and amortization, $1.1 million for stock compensation expense and $695,000 in interest and in-process research and development related to the LaunchPoint Note. Working capital changes consisted of cash increases related to a $610,000 decrease in trade and other receivables and prepaid expenses and other current assets and a $213,000 increase in accounts payable and accrued liabilities. This was offset by cash decreases related to an increase in inventories of $342,000 and a $243,000 decrease in accrued compensation. Investing activities in 2009 requiring cash resources consisted of $418,000 in property and equipment additions primarily related to Levacor VAD tooling and manufacturing equipment and $499,000 in the purchase of marketable investment securities. Financing activities in 2009 included proceeds of $193,000 from the exercise of warrants and $2,000 from the sale of property and equipment offset by $6,000 of capital lease repayments.

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through at least 2011. However, our actual needs will depend on numerous factors, including the progress of our Levacor VAD clinical trial, the progress and scope of our internally funded research and development activities and our success in manufacturing Levacor VAD on a timely basis sufficient to meet the needs of our clinical study. In February 2011, we paused enrollment in our BTT trial based on initial clinical experience and the timeline for the reinitiating the study is uncertain. We do not expect to generate any revenue until the restart of our BTT trial. Our Levacor VAD clinical trial may be modified or terminated for many reasons including the risk that our device demonstrates safety issues; the risk that regulatory authorities may not approve our device for further development or may require additional or expanded clinical studies to be performed; and the risk that we or our suppliers may not be able to supply sufficient quantities of our device, parts, or materials to support clinical trial, which could lead to a disruption or cessation of the clinical study. If any of the events occur, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trial, postpone conducting future clinical studies or change our strategic direction. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Revenue Recognition. We recognize revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of our product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue is being recognized from sales of the Levacor VAD in connection with our BTT clinical trial. In February 2011, we paused enrollment in our BTT trial while three refinements are made to our Levacor VAD based on initial clinical experience and the timeline for the reinitiating the study is uncertain. We do not expect to generate any revenue until the restart of our BTT trial.

The significant elements of our multiple-element offerings are implant kits, peripherals and other. For arrangements with multiple elements, we recognize revenue using the residual method as described in ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met. Trade receivables are recorded for product sales and do not bear interest. We regularly evaluate the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, we consider a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. We review our allowance for doubtful accounts monthly. At December 31, 2010 and 2009, the allowance for doubtful accounts was zero and $239,000, respectively.

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

Inventory Capitalization. We expense costs relating to the production of inventories as research and development (R&D) expense in the period incurred until such time as we believe future commercialization is considered probable and future economic benefit is expected to be recognized, which generally is reliant upon receipt of regulatory approval. We then begin to capitalize subsequent inventory costs relating to the product. We received a conditional IDE in August 2009 from the FDA for the Levacor VAD and subsequently began selling our product through our BTT clinical trial. Therefore, effective August 23, 2009, we adopted a policy for capitalizing inventory and recognizing cost of sales related to the Levacor VAD.

Prior to August 23, 2009, all costs associated with the manufacturing the Levacor VAD and related surgical and peripheral products were expensed as R&D costs. Therefore, gross margin on sales of our product will be higher until our zero cost inventory is fully consumed.

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

When appropriate, we estimate the expected life of a stock option by averaging the contractual term of the stock option grants (up to 10 years) with the associated vesting term (typically 3 or 4 years). We estimate the volatility of our publicly-traded shares. We estimate the forfeiture rate based on our historical experience of forfeitures and our employee retention rate. If our actual forfeiture rate is materially different from our estimate, the share- based compensation expense could be significantly different from what we have recorded in the current period. We estimate the risk-free interest rate based on rates in effect for United States government bonds with terms similar to the expected lives of the awards at the time of grant. Estimates of share- based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

CONTRACTUAL OBLIGATIONS

The Company is committed to minimum lease payments for office facilities and equipment, purchase obligations, note payable, interest, licenses, and royalty payments on net sales of the Levacor VAD or other future products. The following represents our contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$1,034	$282	$484	$268	$—
Purchase obligations (1)	1,961	1,711	250	—	—
Note payable - gross	800	200	400	200	—
Interest on note payable	90	36	45	9	—
Capital lease obligations	64	56	8	—	—
Minimum royalty payment obligations	1,576	382	864	220	110

Total	$5,525	$2,667	$2,051	$697	$110	(2)

(1)	Purchase obligations primarily represent commitments for services, manufacturing agreements, purchase commitments and research and development licensing agreements.
(2)	Includes only one year of minimum annual royalty payments that have variable or indefinite termination dates.

From time to time, the Company enters into collaborative arrangements for the research and development (R&D), manufacture and/or commercialization of products and product candidates. These collaborations can provide for non-refundable, upfront license fees, R&D and commercial performance milestone payments, cost sharing and royalty payments. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

See Note 12 of our financial statements for more information on our various licensing and royalty agreements.

Operating Leases

Our headquarters and manufacturing facilities are located in Salt Lake City, Utah. The lease expires in January 31, 2015. The Salt Lake City facility security deposits total $14,200.

We have administrative offices located in Oakland, California. The lease at this facility expires on October 31, 2011. The Oakland facility does not have a security deposit.

Capital Expenditures

	2010	2009	2008
Capital Expenditures	$412,000	$418,000	$154,000

Capital expenditures for 2010 decreased slightly from 2009. The majority of capital additions made in 2009 were to prepare for the initiation of our BTT clinical trial in January 2010, while capital expenditures in 2010 were for various tooling related to our Levacor VAD, as well as leasehold improvements to our Salt Lake facility and the acquisition and implementation of a new accounting and material requirements planning (MRP) system. We anticipate that capital expenditures for 2011 will be at the same level as 2010. As of December 31, 2010, we purchased capital assets of approximately $54,000 which we are financing and recorded under current capital leases.

During the year ended December 31, 2010, we occupied facilities in Salt Lake City, Utah and in Oakland, California. Our headquarters facility is in Salt Lake City consisting of 32,888 square feet of research and office space, pursuant to a lease that has been extended until January 31, 2015. Our Oakland facility consists of 3,198 square feet of office space. The lease on the new Oakland office space became effective November 1, 2010, for a term of one year, expiring October 31, 2011.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

Our exposure to interest rate risk is currently confined to interest earnings on our cash that is invested in highly liquid money market funds, certificates of deposits and government municipal bonds. The primary objective of our investment activities is to preserve our capital to fund operations. We seek to maximize income from our investments without assuming significant risk. We do not presently use derivative financing instruments in our investing portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal and other portfolio considerations.

Foreign Currency Rate Fluctuations

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, when preparing reports for United States reporting purposes, we are no longer required to translate assets and liabilities of our Canadian entity but we continue to do this for all assets and liabilities of our Netherlands entity which have minimum business activities, at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments are included in net loss for the year.

We do not presently utilize foreign currency forward contracts and instead hold minimum cash reserves in the currency in which those reserves are anticipated to be expended.

OUTSTANDING SHARE DATA

The outstanding share data as at December 31, 2010, 2009 and 2008 is as follows:

	Number of shares outstanding
	2010	2009	2008
Common shares	26,682,332	13,312,265	13,253,964
Options to purchase common shares	1,845,128	1,512,488	32,772
Warrants to purchase common shares	14,712,986	25,416	84,395

On December 2, 2010, $200,000 of the $1.0 million LaunchPoint Note plus $45,000 in accrued interest matured. We issued 101,282 restricted shares of our common stock to LaunchPoint. The stock price used for determining the conversion rate was $2.43, the publicly traded weighted average closing price of our common stock for the three month period preceding the anniversary date of December 2, 2010.

On October 19, 2010, we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $25.3 million. We issued an aggregate of 11,850,118 newly-issued shares of common stock at an issue price of $2.135 per share. Additionally, we issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share.

On January 26, 2010, we completed a private placement of common stock and warrants to purchase common stock. Gross proceeds from the offering were approximately $7.3 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock at an issue price of $5.15 per share and warrants to purchase up to 2,837,452 additional shares of common stock at an exercise price of $4.90 per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity, as defined by Topic 805, which enters into business combinations that are material on an individual or aggregate basis. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The impact of this ASU is not expected to have a material impact on the Company in the next year.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the ASU, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us means the fiscal year ending on December 31, 2011. The impact of this ASU is not expected to be material to the consolidated financial statements of the Company.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Item 8.	Financial Statements.

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9(A).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act), as of December 31, 2010 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) we have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

As of December 31, 2010, there was one material internal control weakness in the Company’s internal control over financial reporting with regard to having sufficient technical resources to appropriately analyze and account for complex derivative instruments, specifically with regard to our interpretation of ASC 480, Distinguishing Liabilities from Equity, as it related to the initial classification of our warrants in the October Offering as equity instruments. During the audit, we determined that we should have accounted for these warrants as liabilities instead of equity. The impact of the required accounting resulted in a material reclassification between equity and liabilities but had no impact on operating income or cash. We believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation and Improvement Plan for Material Weakness in Controls and Procedures

A plan was introduced to implement remediation measures to address the material weaknesses described above. Specifically, management plans to devote resources to the improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues. As we enter into transactions that involve complex accounting issues, we will consult with third party professionals with expertise in these matters as necessary to insure appropriate accounting treatment for such transactions. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

These remediation efforts are designed to address the material weakness identified above and to improve and strengthen our overall control environment. We believe these actions will minimize the material weakness from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only the management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to the 2011 annual meeting of stockholders (the 2011 Proxy Statement), which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2010.

Item 11.	Executive Compensation.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required under this item may be found in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a)(1) Financial Statements. The following financial statements and related documents are filed as part of this report:

(a)(2) Financial Statement Schedules. None.

(a)(3) Exhibits. The following exhibits are filed as part of this report:

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 3.1	Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).

Exhibit 3.2	Bylaws of World Heart Corporation as currently in effect (incorporated by reference to the Corporation’s Post-Effective amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to the corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).

Exhibit 4.2	Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.1	Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.3	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).*

Exhibit 10.4	Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation’s Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).*

Exhibit 10.5	Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).*

Exhibit 10.6	Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).*

Exhibit 10.10	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.11	License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.12	License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.13	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.14	World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.15	Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.16	Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.17	Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.18	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.19	Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the Corporation’s Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).

Exhibit 10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 99.4 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 10.22	Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.23	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation’s Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))

Exhibit 10.24	Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.25	Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.26	Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 (Commission File No. 333-138872)).

Exhibit 10.27	Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-119750)).

Exhibit 10.28	Consulting Agreement, dated June 19, 2008, by and between World Heart Inc. and Pellone Enterprises Incorporated (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on July 1, 2008 (Commission File No. 000-28882)).*

Exhibit 10.29	Termination and Release Letter dated July 31, 2008 from ABIOMED, Inc. to the registrant and World Heart inc., a wholly-owned subsidiary of the registrant (incorporated by reference to Exhibit 99.4 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.30	Amendment to Jal S. Jassawalla’s Offer Letter, dated December 29, 2008 (incorporated by reference to Exhibit 10.34 to the Corporation’s Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*

Exhibit 10.31	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).*

Exhibit 10.32	Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*

Exhibit 10.33	Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.34	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.35	Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.36	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.37	Amendment and Restatement of Offer Letter, effective February 4, 2009, between World Heart Inc. and Jal S. Jassawalla (incorporated by reference to Exhibit 10.34 to the Corporation’s Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*

Exhibit 10.38	2009 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated March 31, 2009 (Commission File No. 000-28882)).*

Exhibit 10.39	Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.40	Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.41	Form of indemnification agreement (incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-K filed on March 30, 2009 (Commission File No. 000-28882)).

Exhibit 10.42	2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated February 14, 2011 (Commission File No. 000-28882)).*

Exhibit 10.43	Letter Agreement, dated April 19, 2010, between World Heart Inc. and John C. Woodard (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on May 3, 2010 (Commission File No. 000-28882)).*

Exhibit 10.44	Securities Purchase Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.45	Registration Rights Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.46	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Corporation’s Form 8-K filed on October 14, 2010 (Commission File No. 000-28882)).

Exhibit 14.1	Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)

By	/s/ JOHN ALEXANDER MARTIN
President and Chief Executive Officer

Date: March 31, 2011

We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JOHN ALEXANDER MARTIN and MORGAN R. BROWN and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/s/ JOHN ALEXANDER MARTIN John Alexander Martin	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2011

/s/ MORGAN R. BROWN Morgan R. Brown	Executive Vice President, and Chief Financial Officer (principal accounting and financial officer)	March 31, 2011

/s/ MICHAEL S. ESTES, PH.D. Michael Sumner Estes, Ph.D.	Chairman of the Board and Director	March 31, 2011

/s/ JEANI DELAGARDELLE Jeani Delagardelle	Director	March 31, 2011

/s/ WILLIAM C. GARRIOCK William C. Garriock	Director	March 31, 2011

/s/ EUGENE B. JONES Eugene B. Jones	Director	March 31, 2011

/s/ ANDERS D. HOVE Anders D. Hove	Director	March 31, 2011

/s/ AUSTIN W. MARXE Austin W. Marxe	Director	March 31, 2011

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 3.1	Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129))

Exhibit 3.2	Bylaws of World Heart Corporation as currently in effect (incorporated by reference to the Corporation’s Post-Effective amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to the corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Commission File No. 333-155129)).

Exhibit 4.2	Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.1	Restated and Amended Distribution Agreement, dated December 31, 2003, between the Corporation and Edwards Lifesciences LLC (incorporated by reference to Exhibit 99.1 to Amendment No. 1 the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.3	Letter Agreement, dated June 23, 2000, as amended on October 12, 2004, between the Corporation and Phillip J. Miller (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-KSB/A for the year ended December 31, 2004 (Commission File No. 000-28882)).*

Exhibit 10.4	Employment and Arbitration Agreement dated 2006 between the Corporation and Petrus Jansen (incorporated by reference to the Corporation’s Form 10-QSB for the period ended June 30, 2006 (Commission File No. 000-28882)).*

Exhibit 10.5	Letter Agreement dated June 23, 2000, as amended on October 28, 2004, between the Corporation and Jal S. Jassawalla (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-QSB for the period ended March 31, 2005 (Commission File No. 000-28882)).*

Exhibit 10.6	Letter Agreement dated January 24, 2005, between the Corporation and Pratap Khanwilkar (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).*

Exhibit 10.10	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.11	License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.12	License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31,2005 (Commission File No. 000-28882)).

Exhibit 10.13	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.14	World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.15	Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.16	Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K dated February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.17	Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.18	Summary of Bonus Program for Certain Executive Officers (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.19	Compromise Agreement with Oakland Associates, LP dated July 20, 2007, and Standard Industrial Commercial Single Tenant Lease Agreement (incorporated by reference to Exhibit 10.21 to the Corporation’s Form 10-QSB for the quarter Ended June 30, 2007 (Commission File No. 000-28882)).

Exhibit 10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 99.4 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 10.22	Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.23	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation’s Form S-3 filed on November 6, 2008 (Commission File No. 333-155129)).

Exhibit 10.24	Registration Rights Agreement, dated September 22, 2003, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-111512)).

Exhibit 10.25	Registration Rights Agreement dated as of July 29, 2005, between the Corporation, MedQuest Products, Inc. and Maverick Venture Management, LLC. (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 10-QSB for the period ended June 30, 2005 (Commission File No. 000-28882)).

Exhibit 10.26	Form of Registration Rights Agreement dated as of November 13, 2006, between the Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 (Commission File No. 333-138872)).

Exhibit 10.27	Registration Rights Agreement, dated September 15, 2004, between the Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the Corporation’s Registration Statement on Form F-3 (Commission File No. 333-119750)).

Exhibit 10.28	Consulting Agreement, dated June 19, 2008, by and between World Heart Inc. and Pellone Enterprises Incorporated (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on July 1, 2008 (Commission File No. 000-28882)).*

Exhibit 10.29	Termination and Release Letter dated July 31, 2008 from ABIOMED, Inc. to the registrant and World Heart inc., a wholly-owned subsidiary of the registrant (incorporated by reference to Exhibit 99.4 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.30	Amendment to Jal S. Jassawalla’s Offer Letter, dated December 29, 2008 (incorporated by reference to Exhibit 10.34 to the Corporation’s Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*

Exhibit 10.31	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882))*

Exhibit 10.32	Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*

Exhibit 10.33	Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.34	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.35	Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.36	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.37	Amendment and Restatement of Offer Letter, effective February 4, 2009, between World Heart Inc. and Jal S. Jassawalla (incorporated by reference to Exhibit 10.34 to the Corporation’s Form 8-K filed on April 13, 2009 (Commission File No. 000-28882)).*

Exhibit 10.38	2009 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated March 31, 2009 (Commission File No. 000-28882)).*

Exhibit 10.39	Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.40	Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.41	Form of indemnification agreement (incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-K filed on March 30, 2009 (Commission File No. 000-28882)).

Exhibit 10.42	2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K dated February 14, 2011 (Commission File No. 000-28882)).*

Exhibit 10.43	Letter Agreement, dated April 19, 2010, between World Heart Inc. and John C. Woodard (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on May 3, 2010 (Commission File No. 000-28882)).*

Exhibit 10.44	Securities Purchase Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.45	Registration Rights Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.46	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Corporation’s Form 8-K filed on October 14, 2010 (Commission File No. 000-28882)).

Exhibit 14.1	Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

WORLD HEART CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of World Heart Corporation:

We have audited the accompanying consolidated balance sheets of World Heart Corporation and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of the Corporation’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Heart Corporation and its subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 30, 2011

WORLD HEART CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$9,500,921	$5,562,670
Marketable investment securities	11,274,668	499,417
Trade receivables, net of allowance for doubtful accounts of $0 and $238,854 at December 31, 2010 and December 31, 2009, respectively	188,842	—
Other receivables	373,329	18,907
Inventory, net of allowance for excess and obsolete of $713,720 and $0 at December 31, 2010 and December 31, 2009, respectively	4,042,008	341,614
Prepaid expenses	257,047	271,966

	25,636,815	6,694,574
Long-term assets
Property and equipment, net	936,797	879,833
Marketable investment securities	1,641,202	—
Other long-term assets	14,756	36,360

	2,592,755	916,193

Total assets	$28,229,570	$7,610,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,630,130	$1,522,199
Accrued compensation	812,412	645,306
Note payable - short term, net	124,386	110,971

	2,566,928	2,278,476

Long-term liabilities
Note payable - long term, net	462,616	580,123
Other long term liabilities	15,383	93,182
Warrant liability	13,569,663	—

Total liabilities	16,614,590	2,951,781

Commitments and Contingencies (Note 12)

Shareholders’ equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares authorized, 26,682,332 shares issued and outstanding at December 31, 2010; and no par value, unlimited shares authorized, 13,312,265 shares issued and outstanding at December 31, 2009	26,682	325,279,751
Additional paid-in-capital	364,833,568	18,389,635
Cumulative other comprehensive loss	(3,590)	(6,285,577)
Accumulated deficit	(353,241,680)	(332,724,823)

Total shareholders’ equity	11,614,980	4,658,986

Total liabilities and shareholders’ equity	$28,229,570	$7,610,767

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenue	$2,179,169	$4,765	$1,732,143
Cost of goods sold	(2,346,529)	(212,975)	(992,197)

Gross profit (loss)	(167,360)	(208,210)	739,946

Operating expenses
Research and development	8,080,817	10,356,792	9,173,531
Selling, general and administrative	3,944,410	5,436,655	4,626,372
Clinical and marketing support (non-cash)	—	—	6,478,619
Restructuring costs	—	577,666	131,431
Amortization of intangibles	—	107,916	191,424

Total operating expenses	12,025,227	16,479,029	20,601,377

Operating loss	(12,192,587)	(16,687,239)	(19,861,431)

Other income (expenses)
Debt inducement expense	—	—	(3,914,357)
Foreign exchange gain (loss)	(13,804)	(23,322)	17,597
Investment and other income	21,152	18,465	141,758
Loss on change in fair value of warrant liability	(1,896,767)	—	—
Loss on liquidation of foreign entity	(6,285,577)	—	—
Loss on disposal of property and equipment	(7,315)	(4,270)	(41,172)
Interest expense	(141,959)	(14,135)	(1,659,179)

Net loss	$(20,516,857)	$(16,710,501)	$(25,316,784)

Weighted average number of common shares outstanding: basic and diluted	17,042,968	13,273,462	5,798,940

Basic and diluted loss per common share	$(1.20)	$(1.26)	$(4.37)

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Comprehensive Loss	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Number	Amount
Balance, January 1, 2008	383,576	290,750,131	5,142,339		(6,285,577)	(290,697,538)	(1,090,645)
Non-cash stock compensation	—	—	322,171		—	—	322,171
Fair value of beneficial conversion feature for convertible debenture	—	—	1,466,143		—	—	1,466,143
Warrants issued in connection with support services agreement	—	—	6,478,619		—	—	6,478,619
Common stock issued for bonus liability	3,722	457,908	—		—	—	457,908
Recapitalization and financing, net	10,000,000	28,640,769	—		—	—	28,640,769
Debt inducement expense	—	—	3,914,357		—	—	3,914,357
Conversion of note payable and accrued interest to common stock	2,866,666	5,238,444	—		—	—	5,238,444
Net loss for the year ended December 31, 2008	—	—	—	$(25,316,784)	—	(25,316,784)	(25,316,784)

Total comprehensive loss				$(25,316,784)

Balance, December 31, 2008	13,253,964	$325,087,252	$17,323,629		$(6,285,577)	$(316,014,322)	$20,110,982
Non-cash stock compensation	—	—	1,066,006		—	—	1,066,006
Common shares issued upon exercise of warrants	58,301	192,499	—		—	—	192,499
Rounding adjustment due to stock splits	(59)	—	—		—	—	—
Net loss for the year ended December 31, 2009	—	—	—	$(16,710,501)	—	(16,710,501)	(16,710,501)

Total comprehensive loss				$(16,710,501)

Balance, December 31, 2009	13,312,206	$325,279,751	$18,389,635		$(6,285,577)	$(332,724,823)	$4,658,986
Common stock and warrants issued in January and October private placement, net	13,268,844	13,269	19,474,565		—	—	19,487,834
Common stock issued for payment of LaunchPoint note plus accrued interest	101,282	101	244,899		—	—	245,000
Reclassification of common stock to additional paid-in-capital with a $.001 par value effective January 1, 2010	—	(325,266,439)	325,266,439		—	—	—
Non-cash stock compensation	—	—	1,458,030		—	—	1,458,030
Gross unrealized loss on marketable investment securities				(4,456)
Reclassification for realized loss on marketable investment securities				866

Net unrealized loss on marketable investment securities	—	—	—	(3,590)	(3,590)	—	(3,590)
Foreign currency translation gain from effect of liquidation of foreign subsidiary	—	—	—	6,285,577	6,285,577	—	6,285,577
Net loss for the year ended December 31, 2010	—	—	—	$(20,516,857)	—	(20,516,857)	(20,516,857)

Comprehensive loss				$(14,234,870)

Balance, December 31, 2010	26,682,332	$26,682	$364,833,568		$(3,590)	$(353,241,680)	$11,614,980

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2010	2009	2008
Net loss for the period	$(20,516,857)	$(16,710,501)	$(25,316,784)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	347,493	322,860	460,954
Loss on disposal of property and equipment	7,315	4,270	41,172
Write down of inventory	—	—	217,789
Non-cash stock compensation expense	1,458,030	1,066,006	322,171
Non-cash interest on debt	140,908	11,844	1,466,143
Accretion of discount on marketable investment securities	(7,778)	—	—
Non-cash loss on change in fair value of warrant liability	1,896,767	—	—
Non-cash loss on liquidation of foreign entity	6,285,577	—	—
Non-cash expense for fair value of warrants	—	—	6,478,619
Non-cash debt inducement expense	—	—	3,914,357
Non-cash acquisition of in-process research and development through note payable	—	683,000	—
Unrealized foreign exchange gain (loss)	—	(33,552)	(66,205)

Change in operating components of working capital:
Trade and other receivables	(521,660)	424,196	(106,350)
Prepaid expenses and other current assets	14,919	186,166	(266,104)
Inventory	(3,700,394)	(341,614)	646,525
Accounts payable and accrued liabilities	(2,448)	212,834	(278,659)
Accrued compensation	167,106	(243,079)	41,093

Cash used in operating activities	(14,431,022)	(14,417,570)	(12,445,279)

Investing activities
Purchase of property and equipment	(384,931)	(417,567)	(153,891)
Sales of marketable investment securities	2,656,586	—	—
Purchase of marketable investment securities	(15,068,851)	(499,417)	—

Cash used in investing activities	(12,797,196)	(916,984)	(153,891)

Financing activities
Convertible bridge loan proceeds	—	—	1,400,000
Convertible debenture proceeds	—	—	4,000,000
Common shares and warrants issued through private placements, net	31,160,730	—	28,600,000
Exercise of warrants and issuance of shares	—	192,499	—
Proceeds from sale of assets	—	1,500	—
Capital lease repayments	5,739	(6,011)	—
Payment of fees related to convertible debentures, financing, exercise of warrants and issuance of shares	—	—	(1,359,231)

Cash provided by financing activities	31,166,469	187,988	32,640,769

Effect of exchange rates on cash and cash equivalents	—	5,512	(2,379)

Increase (decrease) in cash and cash equivalents for the period	3,938,251	(15,141,054)	20,039,220

Cash and cash equivalents, beginning of the period	5,562,670	20,703,724	664,504

Cash and cash equivalents, end of the period	$9,500,921	$5,562,670	$20,703,724

Supplementary cash flow information
Interest paid on financing	1,051	1,313	1,651
Non cash financing activities:
Reclassification from equity to warrant liability	11,672,896	—	—
Bridge loans converted to common stock	—	—	1,400,000
Note payable and accrued interest converted to common stock	245,000	—	5,238,444
Accrued bonus paid by issuance of stock	—	—	457,908

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS OF THE CORPORATION

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Salt Lake City, Utah and Oakland, California. The Company is currently focusing on the development of its next-generation Levacor® VAD (Levacor VAD). In January 2010, the Company received unconditional Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor VAD in a Bridge-to-Transplant (BTT) clinical study and enrolled the first patient in January 2010. In July 2010, the FDA approved the expansion of the BTT clinical study into ten additional centers, making a total of 20 centers that the Company can enroll into the study. In February 2011, the Company paused enrollment in the BTT study based on initial clinical experience until certain device refinements could be made and the FDA reviews and approves the refinements. It is uncertain when enrollment in the BTT clinical study will resume. The Company expects to realize cost recoveries from the use of the Levacor VAD in the clinical trials in the United States. Such recoveries are expected to be an important part of the Company’s overall operating cash flows once enrollment commences in the BTT study. The Company is also developing small, magnetically levitated minimally invasive VADs aimed at providing full to partial circulatory support to patients both in late stage heart failure and in earlier stages of heart failure.

2. SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements.

(a) Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries; World Hearts Incorporated (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated.

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, deferred revenues, and warranty, legal and restructuring reserves. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates.

(c) Cash Equivalents

Cash equivalents include money market funds. Cash equivalents include highly liquid and highly rated investments with maturity periods of three months or less when purchased. The composition and maturities are regularly monitored by management.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d) Fair Value Measurement

The Company’s financial instruments are cash and cash equivalents, marketable investment securities, accounts receivable, accounts payable, accrued liabilities, warrant liability and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature.

The fair value of marketable investment securities is estimated based upon quoted market prices. The fair value of the warrant liability represents its estimated fair value based upon a Black-Scholes option pricing model. The recorded values of notes payable, net of the discount, approximate the fair value as the interest approximates market rates.

The Company measures certain financial assets (cash equivalents, marketable investment securities, and warrant liability) at fair value on a recurring basis. The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

•	Level 2 measurements are inputs other than quoted prices included in Level 1 that are observable either directly or indirectly.

•	Level 3 measurements are unobservable inputs.

(e) Marketable Investment Securities

The Company classifies its marketable investment securities as either short-term or long-term available for sale securities. Available for sale securities are recorded at fair value. Investments in short-term and long-term available-for-sale securities consist of certificates of deposits and government municipal bonds. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder’s equity (deficit) until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are included in results of operations and are determined on the specific-identification basis.

The Company has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity.

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has investments in marketable investment securities, primarily comprised of certificates of deposit and government municipal bonds. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC)

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on such deposits. Marketable investments are subject to credit risk although most are in amounts protected by FDIC insurance. The Company invests in high-grade instruments and limits its exposure to any one issuer. The Company has trade accounts receivable of $188,842 as of December 31, 2010, which is limited to large hospitals and transplant centers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. Write-offs during the periods presented have been insignificant. As of December 31, 2010, two customers accounted for approximately 87% of the trade receivable balance.

(g) Inventory

Prior to August 20, 2009, all costs associated with manufacturing the Levacor VAD and related surgical and peripheral products were expensed at research and development costs. Therefore, gross margin on sales of the Levacor VAD will be higher until zero cost inventories are fully consumed.

Inventories are stated at the lower cost or market. Cost is determined on a first-in, first out (FIFO) method. The Company utilizes a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates. Labor and overhead rates are estimated based on the Company’s best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While the Company believes its standard costs are reliable, actual production costs and volume change may impact inventory, costs of sales and the absorption of production overhead expenses.

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

(h) Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company’s operations.

(i) Property and Equipment

Capital assets are recorded at cost. Depreciation is calculated over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease. On January 1, 2010, the Company changed its method of depreciation for property and equipment from the double declining method to the straight line method using the following rates and bases:

Furniture and fixtures	Straight-line over 7 years

Computer equipment and software	Straight-line over 5 years

Manufacturing and research equipment	Straight-line over 5 years

Leasehold improvements	Straight-line ranging from 1 to 7 years

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in depreciation method was done to better match expected use of the equipment with the Company’s future business plans and did not result in a material impact on depreciation expense. The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset. There were no impairments recorded during the three years reported in the consolidated financial statements.

(j) Intangible Assets

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

The Company’s intangible assets is comprised of the value assigned to workforce acquired in the MedQuest Acquisition in July 2005 that was fully amortized in 2009 and value assigned to the Company’s Novacor LVAS product that was fully amortized in December 2005.

(k) Income Taxes

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operation. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheets.

(l) Revenue Recognition, Trade Receivables and Deferred Revenue

We recognize revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of our product sales are made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in 2010, revenue is being recognized from sales of the Levacor VAD in connection with our BTT clinical trial. In February 2011, we paused enrollment in our BTT trial while three refinements are made to our Levacor VAD based on initial clinical experience and the timeline for the reinitiating the study is uncertain. We do not expect to generate any revenue until the restart of our BTT trial.

The significant elements of our multiple-element offerings are implant kits, peripherals and a limited amount of post implant consultation services. For arrangements with multiple elements, we recognize revenue using the residual method as described in ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met.

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. We did not incur any losses related to customer bad debts during the past three years. At December 31, 2010 and 2009, the allowance for doubtful accounts was $0 and $238,854, respectively.

(m) Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, totaled $40,809 and $44,000 at December 31, 2010 and 2009, respectively. The reserve in 2009 related to warranty reserve on previous Novacor LVAS sales.

(n) Research and Development Costs

Research and development (R&D) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of personnel costs including salaries and benefits, prototype manufacturing, testing, clinical trials, material purchases and regulatory affairs. For the purchase of research and development technology under an assignment or license agreement or other collaborative agreements, the Company analyzes how to characterize payment based on the relevant facts and circumstances related to each agreement.

(o) Stock-Based Compensation

The Company accounts for stock based compensation by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(p) Shipping and Handling Costs

The Company records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Company’s shipping and handling costs are not significant.

(q) Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate for changes in circumstances.

(r) Government Assistance

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

On February 2010, the Company announced that it was part of a consortium awarded a $5.6 million, 4-year contract by the National Institutes of Health (NIH) to further develop the PediaFlow VAD to clinical trial readiness. For the year ended December 31, 2010, the Company recorded other receivables and a reduction on R&D expenses of $224,000 related to the NIH grant. The $224,000 is included in other receivables at December 31, 2010.

On October 2010, the Company was awarded a $244,479 grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The Company received the funds during the year ended December 31, 2010 and recorded the receipt as grant revenue.

(s) Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. The accumulated other comprehensive loss on the balance sheet at December 31, 2009 represents the impact of converting to U.S. dollars from Canadian dollars prior to January 1, 2004. Effective January 1, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, the Company recorded a loss on the liquidation of foreign entity of $6.3 million during the year ended December 31, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the year.

(t) Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). Accumulated other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 was $3,590, $6,285,577 and $6,285,577, respectively. The accumulated other comprehensive loss as of December 31, 2010 is related to accumulated net unrealized losses on marketable investment securities while the accumulated other comprehensive loss as of December 31, 2009 and 2008 was related to a foreign currency translation resulting

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the conversion of the Company’s functional currency from Canadian dollar to the US dollars in 2004. During the year ended December 31, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware, terminating a majority of its operations in Canada and recording a $6.3 million loss on liquidation of foreign entity.

(u) Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the year ended December 31, 2010, 2009 and 2008, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the years ended December 31:

	2010	2009	2008
Gross number of shares excluded:
Warrants	14,712,986	25,416	84,395
Stock options	1,845,128	1,512,488	32,772

	16,558,114	1,537,904	117,167

(v) Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. REVERSE STOCK SPLIT

On October 27, 2008, the Company effected a thirty-for-one reverse stock split. The reverse stock split was previously approved by the Company’s Board of Directors and shareholders.

The effect of the reverse stock split has been retroactively applied throughout the financial statements contained herein.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE INVESTMENT SECURITIES AND FAIR VALUE

The Company’s marketable investment securities consist primarily of investments in certificates of deposit and municipal bonds which are classified as available for sale. Marketable investment securities as of December 31, 2010 and 2009 are summarized as follows:

2010:	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$8,186,916	$614	$(10,029)	$8,177,501
Municipal bonds	4,732,544	6,055	(230)	4,738,369

Total marketable investment securities	$12,919,460	$5,825	$(10,259)	$12,915,870

2009:	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$499,417	$—	$—	$499,417

Total marketable investment securities	$499,417	$—	$—	$499,417

Marketable investment securities available for sale in an unrealized loss position as of December 31, 2010 and 2009 are as follows:

	Held for less than 12 months		Held for more than 12 months
As of December 31, 2010:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$6,689,788	$(10,029)	$—	$—
Municipal bonds	252,480	(230)	—	—

Total marketable investment securities	$6,942,268	$(10,259)	$—	$—

	Held for less than 12 months		Held for more than 12 months
As of December 31, 2009:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$—	$—

Total marketable investment securities	$—	$—	$—	$—

Maturities of marketable investment securities are as follows at December 31, 2010 and 2009:

	As of December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,279,736	$11,274,668	$499,417	$499,417
Due after one year through five years	1,053,169	1,054,236	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	586,555	586,966	—	—

Total marketable investment securities	$12,919,460	$12,915,870	$499,417	$499,417

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at December 31, 2010:
Cash equivalents-money market funds	$8,636,898	$—	$—
Certificates of deposits	—	8,177,501	—
State and municipal bonds	—	4,738,369	—

Total marketable securities	$8,636,898	$12,915,870	$—

Liabilities at December 31, 2010:
Warrant liability	$—	$—	$13,569,664

Assets at December 31, 2009:
Certificates of deposits	$—	$499,417	$—

Total marketable securities	$—	$499,417	$—

There were no transfers between levels in 2010 and 2009.

(b) Interest rate risk

The Company is subject to minimal interest rate risk in relation to its investments in certificates of deposits and municipal bonds for the years ended during December 31, 2010 and 2009.

(c) Interest rate risk on debt

The Company’s debt obligations consist of $800,000 remaining of a convertible note issued to LaunchPoint Technologies Inc. (LaunchPoint) which carries a fixed interest rate. The Company is not exposed to interest rate market risk on the LaunchPoint note. The carrying value of the LaunchPoint note approximates its fair value at December 31, 2010.

(c) Foreign exchange risk

The Company has minimal assets and liabilities in foreign currencies; primarily the Euro dollar. The Company’s current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORY

As of December 31, 2010 and December 31, 2009, net inventory balances were as follows:

	December 31,
	2010	2009
Raw materials	$1,733,017	$131,614
Work in progress	1,342,887	210,000
Finished goods	966,104	—

Total inventory	$4,042,008	$341,614

Inventory on consignment at customer sites at December 31, 2010 and 2009 was $447,629 and $0, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2010 and 2009:

	2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$77,421	$(39,435)	$37,986
Computer equipment & software	256,327	(103,570)	152,756
Manufacturing & research equipment	914,780	(356,856)	557,924
Leasehold improvements	353,065	(164,935)	188,131

	$1,601,593	$(664,796)	$936,797

	2009
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$168,402	$(117,552)	$50,850
Computer equipment & software	630,822	(522,963)	107,859
Manufacturing & research equipment	2,566,844	(2,009,146)	557,698
Leasehold improvements	568,792	(405,366)	163,426

	$3,934,860	$(3,055,027)	$879,833

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $347,493, $214,944 and $269,530, respectively. On April 1, 2010, the Company recorded one-time depreciation expense on assets with remaining net book value that had reached their respective useful life totaling $116,725. Additionally in 2010, the Company removed the cost basis and corresponding accumulated depreciation/amortization of assets that were no longer in service.

For the years ended December 31, 2010, 2009 and 2008, the Company wrote-off certain property and equipment and recorded a loss of $7,315, $4,270 and $41,172, respectively.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2010	2009
Accounts payable	$676,890	$368,219
Accrued liabilities	912,431	1,109,979
Accrued warranty	40,809	44,000

Total accounts payable and accrued liabilities	$1,630,130	$1,522,199

Accrued Compensation

Accrued compensation includes accruals for year-end employee wages, severance payments, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	December 31,
	2010	2009
Wages	$21,731	$50,090
Severance	61,505	77,524
Vacation	396,027	326,526
Bonuses	333,149	191,166

Total accrued compensation	$812,412	$645,306

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically in February of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officers payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. For the year ended December 31, 2010 and 2009, accrued performance bonuses were $333,149 and $191,166, respectively, and were payable in cash.

8. EQUITY AND DEBT TRANSACTIONS

Abiomed Inc.

On December 11, 2007, the Company entered into a note purchase agreement with Abiomed Inc. (Abiomed). Pursuant to the purchase agreement, Company issued to Abiomed a secured convertible promissory note (Abiomed Note) in the principal amount of up to $5.0 million, funded in two tranches, $1.0 million of which was funded immediately and $4.0 million of which was funded on January 3, 2008. At the Company’s Annual and Special Meeting of shareholders held on April 29, 2008, the Corporation’s shareholders’ approved the entire Abiomed transaction.

The closing prices of the Company’s common shares on December 11, 2007 and January 3, 2008 were lower than the Abiomed’s Note’s conversion price, thereby creating a beneficial conversion feature in the Abiomed Note. The Company calculated the beneficial conversion feature on the first tranche of funding of

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.0 million and recognized a discount of approximately $500,000, computed as the difference between the closing price and exercise price of the warrants. This was recorded as interest expense during the year ended December 31, 2007. Upon the receipt of the second tranche of funding of $4.0 million on January 3, 2008, the Company recorded an additional $1.4 million in interest expense associated with the beneficial conversion feature of the $4.0 million note.

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

Recapitalization

On July 31, 2008, the Company completed a $30.0 million private placement transaction and recapitalization under the terms of the Recapitalization Agreement (Recapitalization Agreement) dated June 20, 2008 and amended on July 31, 2008, among the Company, Abiomed, Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P. (collectively Venrock), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin W. Marxe (collectively SSF) and New Leaf Ventures II, L.P (New Leaf). Simultaneously with the closing, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with the Company. Under the terms of the Termination and Release Letter Agreement, the Company converted the full amount of principal and interest owed on the Abiomed Note into 2,866,666 common shares of the Company (the Conversion). Additionally, Abiomed released the security interest in all of the assets of the Company that secured the Abiomed Note, terminated the warrants Abiomed held to purchase 113,333 common shares of the Company, forgave other amounts owed by the Company and terminated all the previously existing agreements, arrangements and understandings with the Company.

The induced conversion of the Abiomed Note and simultaneous termination of previously existing agreements, arrangements and understanding between the Company and Abiomed, and the subsequent issuance of 2,866,666 common shares of the Company, approved by the Company’s shareholders during its Special Meeting of Shareholders held on October 9, 2008, resulted in a non-recurring expense of approximately $3.9 million against additional paid-in capital.

On July 31, 2008, the Company completed the Recapitalization Agreement. Under the terms of the Recapitalization Agreement, the Company issued 10.0 million common shares for an aggregate purchase price of $30.0 million (Issuance), of which Venrock invested $11.0 million, SSF invested $9.0 million and New Leaf invested $10.0 million. The purchase price delivered by Venrock and SSF at the closing was offset by repayment of the principal and interest owed on the bridge loan facility of $1.4 million (Bridge Facility) that Venrock and SSF had previously provided to the Company. Simultaneously with the closing of the Issuance, Abiomed entered into a Termination and Release Letter Agreement dated July 31, 2008 with the Company. In connection with the Issuance, the parties to the Recapitalization Agreement entered into a Registration Rights Agreement dated July 31, 2008, as amended October 31, 2008, to register the common shares issued in connection with the Issuance and the Conversion. The Company incurred $529,000 of legal fees related to the private placement and $80,000 of legal, accounting and Form S-3 filing fees in registering the common shares.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid aggregate cash commission of $750,000 and issued warrants to purchase an aggregate of 83,333 common shares to its advisors, Pacific Growth Equities, LLC and Stifel, Nicolaus and Company. The warrants, with an exercise price of $3.30 per share, were subject to shareholder approval and were approved by the Company’s shareholders during the Special Meeting of Shareholders held on October 9, 2008. The fair value of the warrants was calculated using the Black-Scholes option valuation model. Accordingly, the amount of $283,000 was attributed to the issuance of warrants as advisor fees for services related to the financing and recapitalization. The issuance of the warrants had no impact on total equity and did not impact operating results for the year ended December 31, 2008.

In accordance with terms pursuant to the Recapitalization Agreement, the following terms were satisfied and, where required, carried by majority votes by the Company’s shareholders during the Special Meeting of Shareholders held on October 9, 2008:

(i)	The approval of a reverse stock split of its common shares, to be determined by the Board of Directors, within the range of 20 to-1 to 30-to-1;

(ii)	The election as Directors of the Company of the nominees of each of Abiomed, Venrock, SSF and New Leaf, to hold office until the next annual meeting or until their successors are elected or appointed; and

(iii)	The termination of Abiomed’s current distribution rights with the Company and replacement with reduced distribution rights, under which Company is required to negotiate in good faith with Abiomed regarding distribution arrangements for certain of the Company’s products before engaging a third-party distributor; and

(iv)	The establishment of an equity incentive program for the benefit of the Company’s independent directors, officers, employees and consultants covering, together with the Company’s existing plans, a maximum of 1,466,666 common shares of the Company.

LaunchPoint Note

On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. On December 2, 2010, the first twenty percent of the note plus accrued interest ($245,000) became due and the Company issued 101,282 restricted shares of its common stock to LaunchPoint. As of December 31, 2010, the current and long term portions of the note are $124,386 and $462,616, respectively, net of a total discount of $213,000.

Reincorporation

Effective January 1, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement. The certificate of incorporation in Delaware authorizes the issuance of a total of 51.0 million shares, consisting of

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

50.0 million shares of common stock and 1.0 million shares of preferred stock. Each share of common stock has a par value of $0.001 and each share of preferred stock has a par value of $0.01. As a result of this change in jurisdiction, the Company reclassified approximately $325.3 million out of common stock and into additional-paid-in capital.

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency. As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary during the year ended December 31, 2010 and wrote off the balance of cumulative translation adjustment.

Private Placements

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

On October 19, 2010, the Company completed a private placement of common stock and warrants to purchase common stock (October Offering). Gross proceeds from the offering were approximately $25.3 million. The Company issued an aggregate of 11,850,118 newly-issued shares of common stock at an issue price of $2.135 per share. Additionally the Company issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share. The placement agents for the transaction received a placement fee of approximately $1.0 million. In connection with the private placement, the Company filed a registration statement under the Securities Act on Form S-3 covering the registration of the common stock and warrants in November 2010 which was declared effective in December 2010.

Common Stock Warrant Liability

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such and obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from the October Offering to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as gain (loss) on fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in the October Offering allow the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. Upon exercise or expiration of the warrant, the fair value of the warrant at that time will be reclassified to equity from a liability.

At December 31, 2010, the Company had 11,850,115 warrants outstanding to purchase an equal number of common stock from the October Offering. The fair value of these warrants on December 31, 2010 was

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined using the Black-Scholes option pricing model as defined in the October Offering with the following Level 3 inputs:

December 31, 2010

Risk-free interest rate	2.19%
Expected life in years	4.8
Dividend yield	—
Volatility	60%
Stock price	$2.25

On October 13, 2010, the Company determined the fair value of the warrants to be $11.7 million and classified that amount of the net proceeds from the October Offering to warrant liability. During the year ended December 31, 2010, a change in fair value of $1.9 million related to the October Offering warrants was recorded as loss on change in fair value of warrants in the Company’s consolidated statement of operations. At December 31, 2010 the entire warranty liability of approximately $13.6 million is treated as a long term liability as the Company believes it is unlikely a change of control will occur within the next year.

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2009	$—
Initial Fair value of common stock warrants in October offering	11,672,896
Change in fair value of common stock warrants during 2010	1,896,767

Balance at December 31, 2010	$13,569,663

9. SHAREHOLDERS’ EQUITY

Common shares

Authorized common shares of the Company consist of 50.0 million shares with a par value of $0.001.

Preferred Shares

Authorized preferred shares of the Company consist of 1.0 million shares with a par value of $0.01. The Company had no outstanding preferred shares at December 31, 2010 and 2009.

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

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options. An aggregate

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 2,166,667 shares are authorized for future issuance under the Incentive Plan. As of December 31, 2010, there are 321,539 shares reserved for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the years ended December 31, 2010, 2009 and 2008 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock- based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was as follows:

	December 31,
	2010	2009	2008
Selling, general and administrative	$688,193	$643,006	$218,928
Research and development	769,837	423,000	103,243

Total	$1,458,031	$1,066,006	$322,171

As of December 31, 2010, approximately $3.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a period of approximately 16 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at December 31, 2010. At December 31, 2010, the aggregate intrinsic value of all outstanding options was $1,780 with a weighted average remaining contractual term of approximately 8.5 years. Of the 1,845,128 outstanding options, 618,668 options were vested and exercisable, with a weighted average remaining contractual life of 8.2 years and 1,226,460 options were unvested, with a weighted average remaining contractual life of 8.7 years. Based upon the historical forfeiture rate, unvested options expected to vest as of December 31, 2010 are 1,165,137. No options were exercised under the Company’s Incentive Plan during the years ended December 31, 2010, 2009 and 2008.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status and changes the Company’s non-vested options calculation for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	12,373	$90.00
Granted	437	42.58
Vested	(4,159)	94.44
Forfeited	(1,215)	74.08

Nonvested at December 31, 2008	7,436	217.19
Granted	1,618,098	2.77
Vested	(26,207)	15.83
Forfeited	(130,379)	2.76

Nonvested at December 31, 2009	1,468,948	3.62
Granted	440,273	3.37
Vested	(608,744)	2.98
Forfeited	(74,017)	3.09

Nonvested at December 31, 2010	1,226,460	$3.88

The following table summarized stock options and warrant activity for the years ended December 31, 2010, 2009 and 2008:

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
Outstanding at
January 1, 2008	31,452	$351.30	3,237	$317.10	63,662	$145.20	98,351
Granted	437	47.84	—	—	174,000	3.30	174,437
Expired	(871)	1,426.55	(268)	3,072.58	(39,934)	2,421.44	(41,073)
Cancelled	—	—	—	—	(113,333)	0.30	(113,333)
Forfeited	(1,215)	74.08	—	—	—	—	(1,215)

Outstanding at
December 31, 2008	29,803	324.80	2,969	298.61	84,395	7.32	117,167
Granted	1,493,098	2.77	125,000	4.91	—	—	1,618,098
Expired	(7,834)	493.26	(168)	674.37	(646)	465.00	(8,648)
Cancelled	—	—	—	—	(58,333)	3.30	(58,333)
Forfeited	(130,379)	3.00	—	—	—	—	(130,379)

Outstanding at
December 31, 2009	1,384,687	6.91	127,801	10.85	25,416	4.91	1,537,905
Granted	440,273	3.57	—	—	14,687,570	2.81	15,127,843
Expired	(33,616)	22.50	—	—	—	—	(33,616)
Forfeited	(74,017)	3.26	—	—	—	—	(74,017)

Outstanding at
December 31, 2010	1,717,327	$5.92	127,801	$10.85	14,712,986	$2.81	16,558,115

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the years ended December 31, 2010, 2009 and 2008, 440,273, 1,618,098 and 437 stock options were granted, respectively. The weighted average fair value of the options granted during the years ended December 31, 2010, 2009 and 2008 was $3.37, $2.77 and $42.58, respectively. For the years ended December 31, 2010, 2009 and 2008, the following weighted average assumptions were utilized:

	2009	2009	2008
Expected option life (in years)	6.08	5.5	5.5
Expected volatility	154%	156%	133%
Average risk free interest rate	2.5%	2.5%	3.7%
Dividend yield	—	—	—

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company uses a term of 6.08 years for all its stock options. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

Stock Option and Warrant Activity

The following table summarizes the number of options and warrants outstanding and the weighted average exercise prices:

	Options
	Employees	Non-Employees	Warrants
Weighted average exercise price of exercisable options and warrants:
December 31, 2010	$ 11.39	$ 18.48	$ 2.84
December 31, 2009	$ 298.75	$ 36.36	$ 19.97
December 31, 2008	$ 387.95	$335.72	$ 11.56

Number of exercisable options and warrants:
December 31, 2010	560,751	57,917	14,712,987
December 31, 2009	18,306	25,234	25,417
December 31, 2008	22,671	2,629	84,396

Range of exercise prices of all exercisable options and warrants at:
December 31, 2010
From	$ 2.20	$ 5.00	$ 2.31
To	$2,835.00	$390.00	$ 1,020.00

Range of expiry dates of all exercisable options and warrants at:
December 31, 2010
From	March 5, 2011	July 28, 2014	July 31, 2013
To	February 3, 2020	December 29, 2019	October 19, 2015

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the outstanding options and warrants as at December 31, 2010.

Range of exercise price	Number of outstanding options/warrants	Weighted average exercise price	Weighted average remaining life in years
$01.00 to $2.75	13,225,864	$2.33	5.2
$2.76 to $6.10	3,311,054	$4.89	3.1
$6.11 to $2,835	21,197	$289.79	4.5

	16,558,115	$3.21	4.8

10. RESTRUCTURING

On August 21, 2008, the Company announced a phased consolidation into its location in Salt Lake City, Utah (2008 Restructuring Plan). Included in the consolidation plan was the elimination of certain positions in its Oakland, California facility, the relocation of certain positions to Salt Lake City, Utah, the appointment of a President and Chief Executive Officer (CEO) and Chief Financial Officer based in its Salt Lake facility and the transition of the former CEO to Chief Technology Officer. Accrued restructuring costs of $0 and $298,000 as of December 31, 2010 and December 31, 2009, respectively, are included in accounts payable and accrued liabilities.

	Balance at December 31, 2008	Charged to expense in fiscal 2009	Paid or settled	Balance at December 31, 2009
2008 Restructuring Plan
Severance	$65,000	$358,000	$(345,000)	$78,000
Facility related expense	—	220,000	—	220,000

Total	$65,000	$578,000	$(345,000)	$298,000

	Balance at December 31, 2009	Charged to expense in fiscal 2010	Paid or settled	Balance at December 31, 2010
2008 Restructuring Plan
Severance	$78,000	$—	$(78,000)	$—
Facility related expense	220,000	—	(220,000)	—

Total	$298,000	$—	$(298,000)	$—

As a result of this restructuring and phased consolidation plan, the Company has recorded cumulative restructuring charges of $709,097, consisting of $0, $577,666, and $131,431 for the years ended December 31, 2010 2009, and 2008, primarily associated with workforce reduction, severance and retention payments and relocation and facility lease costs. There has been no material change in the restructuring liability as initially measured.

11. INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction that cannot be used to offset income taxes payable in another. The Company had both a financial accounting and tax basis loss for the year ended December 31, 2010, 2009 and 2008 and has no provision for income taxes for the year.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the company’s federal and states income tax rate with the Company’s effective tax rate is as follows:

	December 31,
	2010	2009	2008
Canadian loss	$—	$(1,030,482)	$(12,432,617)
United States’ loss	(20,472,264)	(15,665,740)	(12,172,022)
European loss	(44,593)	(14,279)	(712,143)

Loss before income taxes	(20,516,857)	(16,710,501)	(25,316,782)
Expected statutory rate	37.45%	32.12%	32.12%
Expected recovery of income tax	(7,683,563)	(5,367,413)	(8,131,750)
Effect of foreign tax rate differences	16,700	(294,498)	(318,206)
Permanent differences	3,608,021	14,041	(4,977,732)
Change in valuation allowance	7,645,875	6,695,664	6,071,814
Effect of changes in carry forwards	(3,227,560)	(698,165)	(765,134)
Effect of exchange rate differences	(359,473)	(349,629)	8,121,008

Recovery of income taxes	$—	$—	$—

The combined federal and states statutory rate was 37.45% for 2010. In 2009 and 2008 the Company’s income and loss was also subject to a blended US and Canadian statutory rate of 32.12%. The permanent difference for the year ended December 31, 2010 relates primarily to a $6.3 million loss on liquidation of foreign entity when the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware, terminating a majority of its operations in Canada and to a $1.9 million loss resulting from a change in fair value related to the October Offering warrants.

The effect of changes in carryforwards line item includes a writedown of Canadian tax attributes for which benefit will not be recognized as no further Canadian tax returns will be filed. There were no significant permanent differences for the year ended December 31, 2009. For the year ended December 31, 2008, the permanent difference relates primarily to imputed interest expense on the preferred shares issued to Abiomed and warrant expense on warrants issued to Abiomed.

The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	December 31,
	2010	2009	2008
Deferred tax assets:
Net operating losses	$59,172,631	$50,026,557	$44,533,000
Tax credits	2,277,884	1,933,686	1,530,000
Share issue costs	—	—	1,227,000
Accrual and reserves	992,586	1,260,915	396,000
Asset basis differences	4,006,438	5,582,506	4,422,000

	66,449,539	58,803,664	52,108,000
Less: valuation allowance	(66,449,539)	(58,803,664)	(52,108,000)

Deferred tax liabilities:
Asset basis differences	—	—	—

Net deferred income tax liability	$—	$—	$—

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced.

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance increased by $7.6 million for the period ended December 31, 2010.

The Company recorded no liability for uncertain income tax positions for the period ended December 31, 2010. The Company adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are incurred. For the period ended December 31, 2010, no penalties or interest expense related to income tax positions were recognized and as of December 31, 2010, no penalties or interest related to income tax positions were accrued.

The unrecognized tax benefits changed by approximately $40 million during the 2010 tax year, relating to the write-down of Canadian tax credits and net operating losses. As the Canadian company reincorporated in Delaware, the Company will no longer file Canadian tax returns and thus will not recognize the benefit of these attributes. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months. The Company’s tax years 2000-2010 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2010 is as follows:

Balance at January 1, 2010	$42,930,733
Increases based on tax positions related to the current year	34,180
Reductions for tax positions of prior years	(40,606,828)

Balance at December 31, 2010	2,358,085

As of December 31, 2010, none of the unrecognized tax benefits could affect the Company’s income tax provision or effective tax rate.

As of December 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $138.0 million and $238.7 million, respectively, available to offset future taxable income. Federal and state net operating loss carry forwards expire in varying amounts beginning in 2020 and 2010, respectively.

As of December 31, 2010, the Company had federal and state R&D credit carryforwards of approximately $1.7 million and $812,000, respectively, available to reduce future taxable income. The federal credit carryforwards expire beginning in 2025, and the state credits have no expiration date.

Utilization of the Company’s net operating loss carryforwards and credits may be subject to an annual limitation due to the ‘change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLAN

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2010, 2009 and 2008, the Company matched 100% of employee contributions of up to 2% of employee pre-tax and post- tax contributions. The Company adopted the 401(k) Plan in 2008. Total matching contributions for the years ended December 31, 2010, 2009 and 2008 were $77,000, $83,000 and $17,000.

13. COMMITMENTS AND CONTINGENCIES

The Company is committed to minimum lease payments for office facilities and equipment, purchase obligations, note payable, interest, capital lease obligations, and licenses and royalty payments on net sales of the Levacor VAD or other future products.

	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$1,033,975	$281,908	$484,485	$267,581	$—
Purchase obligations (1)	1,960,902	1,710,902	250,000	—	—
Note payable - gross	800,000	200,000	400,000	200,000	—
Interest on note payable	90,000	36,000	45,000	9,000	—
Capital lease obligations	64,214	56,486	7,728	—	—
Minimum royalty payment obligations	1,576,000	382,000	864,000	220,000	110,000

Total	$5,525,091	$2,667,296	$2,051,213	$696,581	$110,000	(2)

(1)	Purchase obligations primarily represent commitments for services, manufacturing agreements and other research and purchase commitments.
(2)	Includes only one year of minimum annual royalty payments that have variable or indefinite termination dates.

(a) Operating Leases

Total rent expense for the years ended December 31, 2010, 2009, and 2008 was $338,220, $612,107 and $642,608, respectively

(b) Collaborative Arrangements

From time to time, the Company enters into collaborative arrangements for the research and development (R&D), manufacture and/or commercialization of products and product candidates. These collaborations can provide for non- refundable, upfront license fees, R&D and commercial performance milestone payments, cost sharing and royalty payments. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

LaunchPoint Technologies Inc.

On September 15, 2008, the Company entered into an agreement with LaunchPoint Technologies Inc (LaunchPoint Agreement) wherein all of LaunchPoint’s right, title and interest in and to the assigned technology

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and intellectual property relating to physiological control of rotary blood pumps were assigned, sold, transferred granted and delivered to the Company for $230,000. In addition, the LaunchPoint Agreement included a 0.5% royalty on net future sales through 2020 of products using such technology. The purchase price of $230,000 was paid in equal installments of $10,000 over 23 months ending September 2010.

Under the LaunchPoint Agreement, LaunchPoint agreed to provide exclusive “R&D” services to the Company, for approximately two years, for the design, production, distribution or sale of rotary blood pumps that provide assisted circulation. In return, WorldHeart will engage LaunchPoint in “Active Projects” with one of them being the PediaFlow project. The PediaFlow is a small, magnetically levitated rotary VAD intended for use in newborns and infants. The Company agreed to provide LaunchPoint with an annual funding of $120,000 until termination on either (i) the second anniversary of the LaunchPoint Agreement (September 15, 2010), (ii) expiration of the period of exclusivity according to the terms of any Active Project or (iii) termination of R&D services pursuant to any Active Project.

On November 13, 2009, the Company entered into an Amendment Agreement amending the existing LaunchPoint Agreement. Under the Amendment Agreement, LaunchPoint assigned additional technology and intellectual property to WorldHeart in exchange for (a) increased royalty on net future sales through 2029 (or the date of expiry of the last to expire patents assigned to WorldHeart) of products using all technology (0.74%), with minimum annual royalties to LaunchPoint of approximately $129,000 for the first four years and payment of $60,000, thereafter, (b) entry into an R&D services agreement of $225,000, and (c) the issuance of a $1.0 million note.

Additionally, at the Company’s discretion and depending on the Company’s involvement, WorldHeart can choose to reimburse LaunchPoint to cover market rates for government grants and contracts. LaunchPoint provided the Company with an option on all future technology related to rotary pumps that provide assisted circulation, whether or not reimbursed by the Company.

On December 2, 2009 (Issuance Date), the Company issued to LaunchPoint a promissory note (LaunchPoint Note) in the principal amount of $1.0 million with interest at 4.5% per annum maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary date of the Issuance Date. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. WorldHeart will have the right to repurchase, at any time prior to the second anniversary of the Amendment Date, any outstanding balance of the LaunchPoint Note at a 15% discount. . The effective interest rate on the LaunchPoint Note is 20%.

The Company recorded in-process research and development expense of $683,000 related to the issuance of the LaunchPoint Note. A $317,000 discount or an approximate 15% discount rate was applied to the LaunchPoint Note. The discount will be amortized over the five-year term of the LaunchPoint Note as interest expense.

On December 2, 2010, upon maturity of the first twenty percent of the principal amount of the LaunchPoint Note, the Company issued 101,282 restricted shares of its common stock to LaunchPoint which represents $200,000 of the principal plus $45,000 in accrued interest based on a conversion rate of $2.43 per share.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The five year maturity schedule of the LaunchPoint Note is as follows:

		December 31,
	Total	2011	2012	2013	2014	2015
Current note payable	$200,000	$200,000	$—	$—	$—	$—
Current discount	$(82,493)	(82,493)	—	—	—	—

Net current note payable	$117,507	$117,507	$—	$—	$—	$—

Long term note payable	$600,000	$—	$200,000	$200,000	$200,000	$—
Long term discount	(137,384)	—	(65,784)	(46,698)	(24,902)	—

Net long term note payable	$462,616	$—	$134,216	$153,302	$175,098	$—

Carnegie Mellon

During November 2009, the Company entered into a license agreement with Carnegie Mellon University (CMU) granting the Company the exclusive, world-wide right and license to use and sublicense certain licensed technology in exchange for annual royalties of sixteen-hundredth of one percent (0.16%) of net sales or a minimum royalty of $43,000 per year beginning in February 2010 thru February 2014, whichever is higher. Beginning the first calendar year the product utilizing CMU’s technology is commercialized and sales are generated, or in 2014, whichever is later, the Company would be required to pay annual minimum royalties of $40,000 per calendar year in future years. The agreement will conclude at the end of twenty (20) years or on the expiration date of the last-to-expire Patent, whichever comes later, unless terminated by another provision of the agreement.

Vertellus Specialties UK Limited

On November 28, 2008, the Company entered into and agreement with Vertellus Specialties UK Limited (Vertellus) wherein Vertellus agreed to supply the Company with its proprietary compound and granted the Company the right to access its proprietary information including the manufacturing process of its proprietary compound.

Vertellus also granted the Company an exclusive, worldwide, non-transferable, non-assignable, non-sublicensable, royalty bearing sub-license under some of Vertellus’ patents, and other relevant intellectual property, to apply the product in processing all of the Company’s VADs including the Levacor VAD and to sell such VADs worldwide in exchange for annual minimum royalties of $150,000 in 2010, $200,000 in 2011 and $250,000 for each year in 2012 and 2013, if the minimum number of VADs sold, as defined by the agreement, is not met. The sub-license agreement is in force for an intial term of five years.

Technology Partnerships Canada Contribution Agreement

During 2002, the Company entered into a shared funding program with Technology Partnerships Canada (TPC) under which the Canadian government shares costs of certain research and development activities. Funding in the amount of $6.6 million was claimed by TPC. Effective January 1, 2004, repayment by the Company will be in the form of royalties on annual consolidated gross revenues at a rate of 0.65% for a nine-year period ending December 31, 2012. If during this period royalty payments reach the maximum of $20.3 million, no further repayments will be required. If the royalty payments do not exceed $20.3 million during this period, they will continue until 2015 or until the maximum is reached, whichever comes first. On October 12, 2010, under the TPC Agreement, TPC and WorldHeart agreed to offset royalties owed by WorldHeart totaling approximately $91,000 against receivables owed by TPC to the Company.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

University of Pittsburgh

During February 2002, the Company entered into a license agreement with the University of Pittsburgh granting the Company an exclusive right to certain technology and patents in exchange for annual royalties equal to one-tenth of one percent (0.1%) of net sales. Additionally, annual maintenance fees of $75,000, which are non-refundable and non-creditable against royalties are due beginning May 2007 and annually thereafter, until gross sales of products utilizing or incorporating the technology during the preceding twelve month period is greater than $500,000. Ninety percent of all payments due shall be paid to the university and ten percent of such royalty payments shall be paid to the National Aeronautics and Space Administration (NASA), a co-owner of certain patent rights.

University of Virginia

During March 1999, the Company entered into an exclusive royalty-based license agreement with the University of Virginia granting the Company an exclusive right to certain inventions, patents and patent applications in exchange for annual minimum royalties of no less than $10,000. For net sales with respect to commercialized product occurring within agreed licensed territories, the royalty rate shall be one-half of one percent (0.5%), and for net sales of occurring outside the agreed licensed territories, the royalty rate shall be one-quarter of one percent (0.25%), subject to certain termination clauses between the Company and the University of Virginia.

Heart and Lung Institute, LLC

During October 1998, the Company entered into an exclusive license and sublicense agreements with the Heart and Lung Institute (HLI) wherein exclusive right and license on certain technology and patents were granted to the Company in exchange for 3.15% annual royalties based on an amount earlier funded by HLI. The royalty is equal to a percentage of net sales on commercialized product, for a period of twenty years from the date of the agreement or for as long as products incorporating the licensed technology are being commercialized.

(c) Legal Proceedings

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

14. SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision maker in deciding how to allocate resources and assess performance. The Company’s chief decision maker is the Chief Executive Officer.

The Company has one operating segment for the purpose of making operating decisions and assessing performance and operates in several geographic locations.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Locations

The following geographic data provides revenue based on product shipment destination and long-lived assets based on physical location. As of December 31, 2010, the Company has two locations in the United States.

	2010		2009		2008
	Revenue	Long lived Assets	Revenue	Long lived Assets	Revenue	Long lived Assets
United States	$2,179,169	$951,553	$—	$916,193	$1,502,654	$801,327
Europe	—	—	4,765	—	73,439	6,605
Canada	—	—	—	—	20,765	—
Japan	—	—	—	—	135,285	—

Total	$2,179,169	$951,553	$4,765	$916,193	$1,732,143	$807,932

15. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity, as defined by Topic 805, that enters into business combinations that are material on an individual or aggregate basis. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The Company will adopt the provisions of this guidance on January 1, 2011.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the ASU, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for the Company means 2011. The impact of this ASU is not expected to be material to the consolidated financial statements of the Company.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.