Form 10-Q
period 2011-03-31
WORLD HEART CORP
filed 2011-05-13
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

Yes  ☐    No  ☒

Indicate the number of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of common shares outstanding as of May 12, 2011 was 26,682,332.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010 (1)
ASSETS
Current assets
Cash and cash equivalents	$1,591,903	$9,500,921
Marketable investment securities	16,078,562	11,274,668
Trade receivables, net of allowance for doubtful accounts of $0 at March 31, 2011 and December 31, 2010	5,629	188,842
Other receivables	613,796	373,329
Inventory, net of allowance for excess and obsolete of $855,483 and $713,720 at March 31, 2011 and December 31, 2010, respectively	4,877,106	4,042,008
Prepaid expenses	110,687	257,047

	23,277,683	25,636,815
Long-term assets
Property and equipment, net	1,050,025	936,797
Marketable investment securities	—	1,641,202
Other long-term assets	14,756	14,756

	1,064,781	2,592,754

Total assets	$24,342,464	$28,229,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,703,346	$1,630,130
Accrued compensation	735,267	812,412
Note payable—short term, net	145,010	124,386

	2,583,623	2,566,928

Long-term liabilities
Warrant liability	5,270,912	13,569,663
Note payable—long term, net	462,616	462,616
Other long term liabilities	14,492	15,383

Total liabilities	8,331,643	16,614,590

Commitments and Contingencies
Shareholders’ equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding Common stock $.001 par value	—	—
Common stock $.001 par value, 50,000,000 shares authorized, 26,682,332 shares issued and outstanding at March 31, 2011 and December 31, 2010	26,682	26,682
Additional paid-in-capital	365,156,546	364,833,568
Cumulative other comprehensive income (loss)	7,667	(3,590)
Accumulated deficit	(349,180,074)	(353,241,680)

Total shareholders’ equity	16,010,821	11,614,980

Total liabilities and shareholders’ equity	$24,342,464	$28,229,570

(See accompanying notes to the unaudited condensed consolidated financial statements)

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue, net	$(136,000)	$555,651
Cost of goods sold	(647,603)	(417,084)

Gross profit (loss)	(783,603)	138,567

Operating expenses
Research and development	2,564,543	2,321,796
Selling, general and administrative	873,314	1,192,704

Total operating expenses	3,437,857	3,514,500

Operating loss	(4,221,460)	(3,375,933)
Other income (expenses)
Foreign exchange loss	—	(12,569)
Investment and other income	15,745	4,390
Gain on change in fair value of warrant liability	8,298,751	—
Loss on liquidation of foreign entity	—	(6,285,574)
Interest expense	(31,430)	(35,063)

Net income (loss)	$4,061,606	$(9,704,749)

Weighted average number of common shares outstanding:
Basic	26,682,332	14,336,901

Diluted	26,682,332	14,336,901

Basic income (loss) per common share	$0.15	$(0.68)

Diluted income (loss) per common share	$0.15	$(0.68)

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(United States Dollars)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income (loss) for the period	$4,061,606	$(9,704,749)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	54,505	58,933
Non-cash stock compensation expense	326,676	467,936
Non-cash expense on loss on liquidation of foreign entity	—	6,285,574
Imputed interest on debt	20,624	24,285
Non-cash gain on change in fair value of warrant liability	(8,298,751)	—
Accretion of discount on marketable investment securities	87,350	—
Change in operating components of working capital:
Trade and other receivables	(57,254)	(148,370)
Prepaid expenses and other current assets	146,360	(82,528)
Inventory	(835,098)	(202,328)
Accounts payable and accrued liabilities	87,128	(49,655)
Accrued compensation	(77,145)	235,936

Cash used in operating activities	(4,483,999)	(3,114,966)

Investing activities
Purchase of marketable investment securities	(4,528,784)	(2,033,219)
Maturities of marketable investment securities	1,290,000	—
Purchase of property and equipment	(167,733)	(86,447)

Cash used in investing activities	(3,406,517)	(2,119,666)

Financing activities
Issuance of common shares through private placement, net	—	7,016,177
Private placement fees	(3,698)	—
Capital lease repayments	(14,804)	(394)

Cash (used in) provided by financing activities	(18,502)	7,015,783

(Decrease) increase in cash and cash equivalents for the period	(7,909,018)	1,781,151
Cash and cash equivalents, beginning of the period	9,500,921	5,562,670

Cash and cash equivalents, end of the period	$1,591,903	$7,343,821

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations of the Company

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Salt Lake City, Utah and Oakland, California. The Company is currently focusing on the development of its next-generation Levacor® VAD (Levacor VAD). In January 2010, the Company received unconditional Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor VAD in a Bridge-to-Transplant (BTT) clinical study and enrolled the first patient in the BTT clinical study. In July 2010, the FDA approved the expansion of the BTT clinical study into ten additional centers, making a total of 20 centers that the Company can enroll into the study. In February 2011, the Company paused enrollment in the BTT study based on initial clinical experience until certain device refinements could be made and the FDA reviews and approves the refinements. It is uncertain when enrollment in the BTT clinical study will resume but it is anticipated that enrollment will not begin any earlier than the end of the third quarter of 2011. The Company expects to realize cost recoveries from the use of the Levacor VAD in the clinical trials in the United States. Such recoveries are expected to be an important part of the Company’s overall operating cash flows once enrollment commences in the BTT study. The Company is also developing small, magnetically levitated minimally invasive VADs aimed at providing full to partial circulatory support to patients both in late stage heart failure and in earlier stages of heart failure.

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues, and expenses of the Company and its wholly owned subsidiaries: World Hearts, Incorporated (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2011 or for any future period.

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, realizability of deferred tax assets, stock-based compensation, warrant liability, deferred revenues, and warranty, legal and restructuring reserves. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

(e) Marketable Investment Securities

The Company classifies its marketable investment securities as either short-term or long-term available for sale securities based on expected cash flow needs and maturities of specific securities. Available for sale securities are recorded at fair value. Investments in available for sale securities consist of certificates of deposits, government municipal bonds and corporate bonds. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder’s equity (deficit) until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are included in results of operations and are determined on the specific identification basis.

The Company has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity.

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has investments in marketable investment securities, primarily comprised of certificates of deposit, corporate and government municipal bonds. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC) on such deposits. Marketable investments are subject to credit risk although most are in amounts protected by FDIC insurance. The Company invests in high-grade instruments and limits its exposure to any one issuer. The Company has trade accounts receivable of $5,629 as of March 31, 2011, which are limited to large hospitals and transplant centers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. There have been no write-offs during the periods presented.

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

The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset. There were no impairments recorded during the two years reported in the consolidated financial statements.

(j) Income Taxes

Income taxes are provided for using the asset and liability method whereby deferred tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on deferred tax assets when it is more likely than not such assets will not be realized.

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

(k) Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to its customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of product sales were made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue was recognized from sales of the Levacor VAD in connection with the Company’s BTT clinical trial. In February 2011, the Company paused enrollment in its BTT trial while three refinements are being made to its Levacor VAD based on initial clinical experience and the timeline for the reinitiating the study is uncertain but it is anticipated that enrollment will not begin any earlier than the end of the third quarter 2011. The Company does not expect to generate any revenue until the restart of its BTT trial.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

The significant elements of the Company’s multiple element offerings are implant kits, peripherals and a limited amount of post implant consultation services. For arrangements with multiple elements, the Company recognizes revenue using the residual method as described in ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor specific objective evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met.

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of its trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. We did not incur any losses related to customer bad debts during the past three years. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was zero for both periods.

During the quarter ended March 31, 2011, the Company agreed to allow a customer to return two units which had been previously sold and paid for. The impact of this was a reduction of revenues, net, through sales returns and allowances by approximately $160,000.

(l)	Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, totaled $6,867 and $40,809 at March 31, 2011 and December 31, 2010, respectively.

(m)	Research and Development Costs

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

(n)	Stock-Based Compensation

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

(o)	Shipping and Handling Costs

The Company records freight billed to its customers as sales of product and services and the related freight costs as a cost of sales, product and services. The Company’s shipping and handling costs are not significant.

(p)	Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate for changes in circumstances. Restructuring expense was zero for three months ended March 31, 2011 and 2010.

(q)	Government Assistance

Government assistance is recognized when the expenditures that qualify for assistance are made and the Company has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that cause the assistance to become repayable.

On February 2010, the Company announced that it was part of a consortium awarded a $5.6 million, 4-year contract by the National Institutes of Health (NIH) to further develop the PediaFlow VAD to clinical trial readiness. For the three months ended March 31, 2011 and 2010, the Company recorded a reduction on R&D expenses of $315,468 and $0, respectively, related to the NIH grant. As of March 31, 2011 and December 31, 2010, $472,319 and $224,000, respectively, is included in other receivables related to the NIH grant.

(r)	Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Effective January 1, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, the Company recorded a loss on the liquidation of foreign entity of $6.3 million during the three months ended March 31, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the year.

(s)	Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). Other comprehensive gain for the three months ended March 31, 2011 was $11,257 and other comprehensive loss for the three months ended March 31, 2010 was zero. Other comprehensive gain for the three months ended March 31, 2011 is related to change in the unrealized gain (loss) on marketable investment securities.

(t)	Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2011 and 2010, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Gross number of shares excluded:
Warrants	14,712,986	25,416
Stock options	2,159,322	1,647,617

	16,872,308	1,673,033

3.	Marketable Investment Securities and Fair Value

The Company’s marketable investment securities consist primarily of investments in certificates of deposit, government municipal bonds and corporate bonds which are classified as available-for sale. Marketable investment securities as of March 31, 2011 and December 31, 2010 are summarized as follows:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	March 31, 2011
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$7,233,857	$812	$(8,993)	$7,225,676
Municipal bonds	6,074,975	20,474	(461)	6,094,988
Corporate bonds	2,762,063	—	(4,165)	2,757,898

Total marketable investment securities	$16,070,895	$21,286	$(13,619)	$16,078,562

	December 31, 2010
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$8,186,916	$614	$(10,029)	$8,177,501
Municipal bonds	4,732,544	6,055	(230)	4,738,369

Total marketable investment securities	$12,919,460	$6,669	$(10,259)	$12,915,870

Maturities of marketable securities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,958,536	$14,963,275	$11,279,736	$11,274,668
Due after one year through five years	533,039	535,077	1,053,169	1,054,236
Due after five years through ten years	—	—	—	—
Due after ten years	579,320	580,210	586,555	586,966

Total marketable investment securities	$16,070,895	$16,078,562	$12,919,460	$12,915,870

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at March 31, 2011:
Cash equivalents-money market funds	$1,591,903
Certificates of deposits	—	$7,225,676	—
State and municipal bonds	—	6,094,988	—
Corporate bonds		2,757,898

Total marketable securities	$1,591,903	$16,078,562	—

Liabilities at March 31, 2011:

Warrant Liability	—	—	$5,270,912

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at December 31, 2010:
Cash equivalents-money market funds	$8,636,898
Certificates of deposits	—	$8,177,501	—
State and municipal bonds	—	4,738,369	—

Total marketable securities	$8,636,898	$12,915,870	—

Liabilities at December 31, 2010:

Warrant Liability	—	—	$13,569,664

There were no transfers between levels in 2011 and 2010.

Interest rate risk

The Company is subject to minimal interest rate risk in relation to its investments in certificates of deposits and municipal bonds as of March 31, 2011 and December 31, 2010.

Interest rate risk on debt

The Company’s debt obligations consist of $800,000 in principal remaining under a convertible note issued to LaunchPoint Technologies Inc. (LaunchPoint) which carries a fixed interest rate. The Company is not exposed to interest rate market risk on the LaunchPoint note. The carrying value of the LaunchPoint note approximates its fair value at March 31, 2011.

Foreign exchange risk

The Company has minimal assets and liabilities in foreign currencies; primarily the Euro dollar. The Company’s current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

4.	Inventory

As of March 31, 2011 and December 31, 2010, net inventory balances were as follows:

	March 31, 2011	December 31, 2010
Raw materials	$1,439,221	$1,733,017
Work in progress	728,399	1,342,887
Finished goods	3,564,969	1,679,824
Reserve for obsolete inventory	(855,483)	(713,720)

Total inventory	$4,877,106	$4,042,008

Inventory on consignment at customer sites at March 31, 2011 and December 31, 2010 was $253,356 and $447,629, respectively.

5.	Property and Equipment

As of March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	March 31, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,718	$(41,728)	$36,990
Computer equipment & software	262,664	(114,433)	148,231
Manufacturing & research equipment	1,074,878	(382,899)	691,979
Leasehold improvements	353,065	(180,240)	172,825

	$1,769,325	$(719,300)	$1,050,025

	December 31, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$77,421	$(39,435)	$37,986
Computer equipment & software	256,327	(103,570)	152,756
Manufacturing & research equipment	914,780	(356,856)	557,924
Leasehold improvements	353,065	(164,935)	188,131

	$1,601,593	$(664,796)	$936,797

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $54,505 and $58,933, respectively. For the three months ended March 31, 2010, the Company wrote-off certain property and equipment and recorded a loss of $0.

6.	Current Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$665,065	$676,890
Accrued liabilities	1,031,415	912,431
Accrued warranty	6,866	40,809

Total accounts payable and accrued liabilities	$1,703,346	$1,630,130

Accrued Compensation

Accrued compensation includes accruals for employee wages, severance payments, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	March 31, 2011	December 31, 2010
Wages	$119,080	$21,731
Severance	—	61,505
Vacation	424,094	396,027
Bonuses	192,093	333,149

Total accrued compensation	$735,267	$812,412

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

end, typically in the first quarter of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officer payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. As of March 31, 2011 and December 31, 2010, accrued performance bonuses were $192,092 and $333,149, respectively, and were payable in cash.

7.	Equity and Debt Transaction

LaunchPoint Note

On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. On December 2, 2010, the first twenty percent of the note plus accrued interest ($245,000) became due and the Company issued 101,282 restricted shares of its common stock to LaunchPoint. As of March 31, 2011, the current and long term portions of the note are $145,010 and $462,616, respectively, net of a total discount of $192,374.

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

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency. As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary during the three months ended March 31, 2010 and wrote off the balance of cumulative translation adjustment.

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

On October 19, 2010, the Company completed a private placement of common stock and warrants to purchase common stock (October Offering). Gross proceeds from the offering were approximately $25.3 million. The Company issued an aggregate of 11,850,118 newly issued shares of common stock at an issue price of $2.135 per share. Additionally, the Company issued warrants to purchase up to 11,850,118 additional shares of common stock at an exercise price of $2.31 per share. The placement agents for the transaction received a placement fee of approximately $1.0 million. In connection with the private placement, the Company filed a registration statement under the Securities Act on Form S-3 covering the registration of the common stock and warrants in November 2010 which was declared effective in December 2010.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from the October Offering to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in the October Offering allow the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

As of March 31, 2011 and December 31, 2010, the Company had 11,850,118 warrants and 11,850,118 warrants, respectively, outstanding to purchase an equal number of common stock from the October Offering. The fair value of these warrants on March 31, 2011 and December 31, 2010 was determined using the Black-Scholes option pricing model as defined in the October Offering with the following Level 3 inputs:

	March 31, 2011	December 31, 2010
Risk-free interest rate	2.24%	2.19%
Expected life in years	4.6	4.8
Dividend yield	—	—
Volatility	60%	60%
Stock price	$1.27	$2.25

During the three months ended March 31, 2011, a change in fair value of $8.3 million related to the October Offering warrants was recorded as gain on change in fair value of warrants in the Company’s consolidated statement of operations. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2009	$—
Initial Fair value of common stock warrants outstanding in October offering	11,672,896
Change in fair value of common stock warrants during the twelve months ended December 31, 2010	1,896,767

Balance at December 31, 2010	$13,569,663
Change in fair value of common stock warrants during the three months ended March 31, 2011	(8,298,751)

Balance at March 31, 2011	$5,270,912

8.	Shareholders’ Equity

Common Stock

Authorized common shares of the Company consist of 50.0 million shares of common stock with a par value of $.001 per share.

Preferred Stock

Authorized preferred shares of the Company consist of 1.0 million shares of preferred stock with a par value of $.01 per share. The Company had no outstanding preferred shares at March 31, 2011 and December 31, 2010.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

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

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other stock-based awards, in addition to stock options. An aggregate of 2,166,667 shares are authorized for future issuance under the Incentive Plan. As of March 31, 2011, there are 7,345 shares reserved for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months ended March 31, 2011 and 2010 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three months ended March 31, 2011 and 2010 respectively were as follows:

	March 31,
	2011	2010
Selling, general and administrative	$105,359	$239,811
Research and development	221,317	228,125

Total	$326,676	$467,936

As of March 31, 2011, $3.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 15.5 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common stock that were in the money at March 31, 2011. At March 31, 2011, the aggregate intrinsic value of all outstanding options was zero with a weighted average remaining contractual term of approximately 8.7 years. Of the 2,159,322 outstanding options, 851,492 options were vested and exercisable, with a weighted average remaining contractual life of 8.1 years and 1,307,830 options were unvested, with a weighted average remaining contractual life of 9.1 years. No options were exercised under the Company’s Incentive Plan during the three months ended March 31, 2011 and 2010.

The following table summarizes stock option and warrant activity for the three months ended March 31, 2011:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
Outstanding at December 31, 2010	1,719,554	5.92	127,801	10.85	14,712,986	$2.84	16,560,341
Granted	290,300	1.66	30,000	1.65			320,300
Expired	—	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—	—
Forfeited	(8,333)	3.14	—	—	—	—	(8,333)
							—

Outstanding at March 31, 2011	2,001,521	$5.29	157,801	$9.10	14,712,986	$2.84	16,872,308

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2011 and 2010, 320,300 and 136,273 stock options were granted, respectively. The weighted average fair value of the options granted during the three months ended March 31, 2011 and 2010 was $1.47 and $5.41, respectively. For three months ended March 31, 2011 and 2010, the following weighted average assumptions were utilized:

	Three Months Ended March 31,
	2011	2010
Average risk free interest rate	2.69%	2.92%
Expected life (in years)	6.08	6.25
Expected volatility	126%	128%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company used a term of 6.08 years for all its stock options granted during the three months ended March 31, 2011. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

Gain on change in fair value of warrant liability

We recorded an $8.3 million non-cash gain on change in fair value of warrant liability during the three months ended March 31, 2011 related to warrants issued in our October 2010 Offering. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding during the three months ended March 31, 2010. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

9.	Recent Accounting Pronouncement

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity, as defined by Topic 805, which enters into business combinations that are material on an individual or aggregate basis. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The Company adopted the provisions of this guidance on January 1, 2011.

In December 2010, FASB issued ASC ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We do not expect the adoption of ASU 2010-28 to have any effect on the Company’s condensed consolidated financial statements as we do not have any goodwill.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the ASU, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for the Company means fiscal year 2011. The impact of this ASU is not expected to be material to the consolidated financial statements of the Company.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company”. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the three months ended March 31, 2011 and 2010. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2010, prepared in accordance with U.S. GAAP, included in our Annual Report on form 10-K for the fiscal year ended December 31, 2010. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; risks associated with our Levacor Ventricular Assist Device (VAD) Bridge-to-Transplant (BTT) clinical trial, including any risks related to the pause in the BTT trial enrollment, including our ability to complete our device design modifications ,securing FDA approvals; our ability to restart the BTT clinical study; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the Levacor VAD, the minimally invasive VAD, and the PediaFlow VAD; our ability to manufacture, sell and market our products decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy (DT) adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition, timing of restarting or completing our clinical studies, and future product development by competitors; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

OVERVIEW

Our business is focused on the development and sale of VADs, particularly our Levacor VAD (Levacor VAD or Levacor). VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. The Levacor VAD uses a magnetically levitated rotor resulting in no moving parts subject to wear, which is expected to provide multi-year support. In August 2009, we received conditional approval of our Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for the Levacor VAD to begin a BTT clinical study. In January 2010, we received unconditional IDE approval from the FDA. In February 2011, the Company decided to pause enrollment in the BTT study while three refinements are made to its Levacor VAD based on initial clinical experience until certain device refinements could be made and the FDA reviews and approves the refinements. These refinements are the projection of the inflow cannula into the ventricle, the elimination of a false alarm that has led to controller exchanges and the optimization of surface finishing/coating manufacturing processes. To date, we have completed refinements related to the projection of the inflow cannula and the elimination of the controller false alarm. We expect the design modification related to the optimization of the surface finishing/coating manufacturing process will be complete in the next two months. However, in light of ongoing communications with the FDA, the timeline for implementation of these refinements is dependent on review and approval by the FDA which is uncertain. We do not expect to receive FDA approval to restart our BTT study any earlier than the end of the third quarter 2011. Due to this uncertainty, it is anticipated that enrollment will not begin any earlier than the end of the third quarter 2011.

VADs are used for treatment of patients with severe heart failure, including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. BTT therapy involves implanting a VAD in a transplant eligible patient to maintain or improve the patient’s health until a donor heart becomes available. DT is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD.

In addition, we, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD (PediaFlow VAD). The PediaFlow VAD is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that affect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device.

The technology embodied in the PediaFlow VAD also forms the basis for our small, minimally invasive VAD. The minimally invasive VAD is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. We expect to be in an adult clinical trial with the minimally invasive VAD in 2014, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. We are exploring various strategic options to accelerate our development of the minimally invasive VAD.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2010

(United States Dollars and shares in thousands except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue, net	$(136)	$556
Cost of goods sold	(648)	(417)

Gross (loss) profit	(784)	139

Operating expenses
Research and development	2,565	2,322
Selling, general and administrative	873	1,193

Total operating expenses	3,438	3,515

Operating loss	(4,222)	(3,376)
Other (expense) income
Foreign exchange loss	—	(13)
Investment and other income	16	4
Gain on change in fair value of warrant liability	8,299	—
Loss on liquidation of foreign entity	—	(6,286)
Interest expense	(31)	(35)

Net income (loss) applicable to common shareholders	$4,062	$(9,705)

Weighted average number of common shares outstanding:
Basic	26,682	14,337

Diluted	26,682	14,337

Basic income (loss) per common share	$0.15	$(0.68)

Diluted income (loss) per common share	$0.15	$(0.68)

Revenue, net: Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services, accounted for the majority of our revenue during the three months ended March 31, 2011 and 2010. Additionally, allowances for actual and anticipated sales returns reduced revenue recognized.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Three Months Ended March 31,
	2011			2010
	Amount	% of Total	Units	Amount	% of Total	Units
Product revenues:
Implant kits	$—	0%	0	$415	75%	5
Peripherals and other	24	100%		141	25%

Gross product revenue	$24	100%		$556	100%

Sales returns and allowances	(160)			—

Revenue, net	$(136)			$556

We had negative revenue, net, for the three months ended March 31, 2011 of $(136,000) compared to revenue of $556,000 for the three months ended March 31, 2010. Negative revenue, net, during the three months ended March 31,

2011 is primarily the result of our decision to allow the return of two implant kits ($160,000) which had previously been sold to a clinical center. This decision was made as a result of the pause in enrollment of our BTT study in February 2011. Revenue from Levacor VAD implant kits sold during the three months ended March 31, 2011 was zero compared to $415,000 during the quarter ended March 31, 2010. There were zero and five Levacor VADs sold during the three months ended March 31, 2011 and March 31, 2010, respectively. Peripherals and other revenue was $24,000 and $141,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. In February 2011, we paused enrollment in the BTT study while three refinements are made to its Levacor VAD based on initial clinical experience until certain device refinements could be made and the FDA reviews and approves the refinements. To date, we have completed refinements related to the projection of the inflow cannula and the elimination of the controller false alarm. We expect the design modification related to the optimization of the surface finishing/coating manufacturing process will be complete in the next two months. However, in light of ongoing communications with the FDA, the timeline for implementation of these refinements is dependent on review and approval by the FDA which is uncertain. We do not expect to receive FDA approval any earlier than the end of the third quarter 2011. Due to this uncertainty, it is anticipated that enrollment will not begin any earlier than the end of the third quarter of 2011. We do not expect to receive any material revenue while the BTT study enrollment is paused.

Cost of goods sold: For the three months ended March 31, 2011, cost of goods sold was $648,000 compared to cost of goods sold of $417,000 for the same period in 2010. Cost of goods sold for the three months ended March 31, 2011, consists of minimum annual royalties, allowances for warranty and obsolescence reserves and amortization of negative manufacturing variances. For the three months ended March 31, 2010, cost of goods sold consisted of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD. Cost of goods sold as a percentage of revenue is expected to improve in the future when we can resume the BTT study and ramp up the enrollment, as we realize manufacturing efficiencies and are able to negotiate better pricing from third party vendors as our production volume increases.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

Research and development expenses for the three months ended March 31, 2011 increased $243,000, or 10%, compared with the three months ended March 31, 2010. The increase is primarily a result of additional clinical and manufacturing personnel ($300,000), an increase in consulting and clinical services to support the Levacor clinical study ($316,000), an increase in research supplies to address device refinements ($222,000), an increase in legal fees related to our patents and intellectual property ($72,000), an increase in travel and entertainment related expense ($16,000), and an increase in general office and administrative costs ($11,000) offset by an increase in capitalized manufacturing labor and overhead associated with Levacor VAD production ($687,000) and a decrease in stock based compensation ($7,000).

For the three months ended March 31, 2011 and 2010, we recorded $221, 000 and $228,000, respectively, in stock-based compensation expense. Research and development expenses are expected to continue to increase during 2011 as we continue to develop our Levacor VAD, implement design changes, and continue activities on pre-clinical testing and other product development on the PediaFlow VAD and the minimally invasive VAD.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily relate to trade show costs. Our administrative expenses include professional fees, investor communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended March 31,
	2011	2010
Selling	$(63)	$189
General and administrative	936	1,004

Total	$873	$1,193

Selling expenses for the three months ended March 31, 2011 decreased by $252,000 compared with the three months ended March 31, 2010. The decrease is due to a reduction in personnel and related expenses ($82,000), forfeiture of stock based compensation ($95,000), a decrease in professional services ($69,000) and a decrease in other general administrative and office related expenses ($6,000). For the three months ended March 31, 2011 we recorded a reversal of $63,000 in stock based compensation expense due to forfeited stock options compared to $33,000 of stock based compensation expense for the same period in 2010. Selling expenses are expected to decline due to the pause in enrollment in our BTT trial and subsequent delay in our marketing efforts and activities.

General and administrative expenses for the three months ended March 31, 2011 decreased by $68,000, or 7%, compared with the three months ended March 31, 2010. The decrease is primarily due to a decrease in consulting services ($40,000), a reduction in stock based compensation ($39,000), decrease in general office and administrative related costs ($14,000) and a decrease in travel and entertainment ($11,000), offset by an increase in accounting and professional service fees ($36,000). For the three months ended March 31, 2011 and 2010, we recorded $168,000 and $207,000, respectively, in stock-based compensation expense. General and administrative expenses are expected to remain at approximately the same levels as the first quarter of 2011.

Foreign Exchange: Foreign exchange transactions resulted in a loss of $0 for the three months ended March 31, 2011 compared to a loss of $13,000 for the three months ended March 31, 2010. Gains and losses relate primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro. We do not anticipate significant fluctuations of foreign exchanges gains and losses in the future due to the minimal activities in our foreign subsidiary.

Investment and other income: Investment and other income for the three months ended March 31, 2011 was $16,000 compared to $4,000 for the three months ended March 31, 2010. Investment and other income increased slightly during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher average investment balances as a result of the completed private placement of our common stock in October 2010. We anticipate our investment income to decrease in future periods as a result of consumption of cash to fund operations, however; interest rates earned on our investments are anticipated to increase in the future.

Gain on change in fair value of warrant liability: We recorded an $8.3 million non-cash gain on change in fair value of warrant liability during the three months ended March 31, 2011 related to warrants issued in our October Offering. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding during the three months ended March 31, 2010. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

Loss on liquidation of foreign entity: We recorded a $6.3 million loss on liquidation of foreign entity during the three months ended March 31, 2010 related to World Heart Corporation changing its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and terminating a majority of operations in Canada. As this was a one-time charge, we do not expect a similar loss in the future.

Interest expense: For the three months ended March 31, 2011, interest expense was $31,000 compared with $35,000 for the three months ended March 31, 2010. Interest expense recorded in 2011 and 2010 primarily relates to the effective interest rate on the note issued to LaunchPoint in December 2009 under the LaunchPoint Agreement. The decrease in interest expense between periods is a result of the principal balance of the note decreasing over time with payments made each year in December.

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

At March 31, 2011, we had cash and cash equivalents of $1.6 million and $16.1 million in available-for-sale investment securities totaling $17.7 million, compared to a total of $22.4 million as of December 31, 2010. For the three months ended March 31, 2011, cash used in operating activities was $4.5 million, consisting primarily of the net income for the period of $4.1 million, $327,000 for non-cash stock compensation expense, $21,000 for non-cash interest on the LaunchPoint Note, and $55,000 for amortization and depreciation, and $87,000 in accretion/amortization on marketable securities, offset by $8.3 million for change in the fair value of the warrant liability. Additionally, working capital changes consisted of cash decreases related to a $57,000 increase in trade and other receivables, $835,000 increase in inventory and a $77,000 decrease in accrued compensation, offset by cash increases of an $87,000 increase in accounts payable and accrued liabilities and $146,000 decrease in prepaid expenses and other current assets. For the three months ended March 31, 2011, cash used in investing activities was $3.4 million related primarily to the net purchase of marketable investment securities of $3.2 million and $168,000 in the purchase of property and equipment. For the three months ended March 31, 2011, cash used in financing activities was $19,000.

At March 31, 2010, we had cash and cash equivalents of $7.4 million and $2.5 million in available for sale investment securities totaling $9.9 million, an increase of $3.8 million from December 31, 2009 total of $6.1 million. For the three months ended March 31, 2010, cash used in operating activities was $3.1 million, consisting primarily of the net loss for the period of $9.7 million, offset by $6.3 million for non-cash loss on liquidation of foreign entity, $468,000 for non-cash stock compensation expense, $59,000 for depreciation expense and $24,000 for non-cash interest on the LaunchPoint Note. Additionally, working capital changes consisted of cash decreases related to a $148,000 increase in trade accounts receivable and other receivables, $83,000 increase in prepaid expenses and other current assets, a $202,000 increase in inventory and a $50,000 decrease in accounts payable and accrued liabilities, and cash increases related to a $236,000 increase in accrued compensation. For the three months ended March 31, 2010, cash used in investing activities was $2.1 million related primarily to the purchase of marketable investment securities and cash provided by financing activities was $7.0 million related to net proceeds from the issuance of common stock in a private placement.

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through at least 2011. However, our actual needs will depend on numerous factors, including the our ability to complete our device design modifications, including securing FDA approvals, our ability to restart the BTT clinical study, progress of our Levacor VAD clinical trial, the progress and scope of our internally funded research and development activities and our success in manufacturing Levacor VAD on a timely basis sufficient to meet the needs of our clinical study and the risk that existing and new clinical centers may be unwilling to participate in the BTT study once FDA approval of the device refinements occurs. In February 2011, we paused enrollment in our BTT trial based on initial clinical experience and the timeline for the reinitiating the study is uncertain. We do not expect to commence enrollment any earlier than the end of the third quarter of 2011 and we do not expect to generate any revenue until the restart of our BTT trial. Our Levacor VAD clinical trial may be modified or terminated for many reasons including the risk that our device demonstrates safety issues; the risk that regulatory authorities may not approve our device for further development or may require additional or expanded clinical studies to be performed; the risk that our product may not be competitive with competing products when our device refinements are approved by the FDA; the risk that existing and new clinical centers may be unwilling to participate in the BTT study once FDA approval of the device refinements occur, and the risk that we or our suppliers may not be able to supply sufficient quantities of our device, parts, or materials to support clinical trial, which could lead to a disruption or cessation of the clinical study. If any of the events occur, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials, postpone conducting future clinical studies, restructure operations and reduce costs, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our long-term research, product development and commercialization programs. We regularly consider various fund raising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs; obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies that we might otherwise seek to develop or commercialize on our own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting polices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

NEW ACCOUNTING STANDARDS

Refer to Note 9, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by U.S. Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There have been changes in our internal control over financial reporting during the three months ended March 31, 2011 that have improved our internal control over financial reporting. In March 2011 we filed our Annual Report on Form 10-K for the year ended December 31, 2010 and, as described in Item 9A. “Controls and Procedures” in that report, we identified a material weakness in our internal controls over financial reporting with regard to having sufficient technical resources to appropriately analyze and account for complex derivative instruments; specifically with making interpretations of ASC 480, Distinguishing Liabilities from Equity, related to the initial classification of our warrants in our October Offering as equity instruments versus a liability.

Since December 31, 2010, a plan was introduced to implement remediation measures to address the material weakness described above. Specifically, management plans to devote resources to the improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues. As we enter into transactions that involve complex accounting issues, we will consult with third party professionals with expertise in these matters as necessary to ensure appropriate accounting treatment for such transactions. There we no such transactions and resulting complex accounting issues that occurred during the three months ended March 31, 2011. While the elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects, we believe that with the changes made to our internal controls during the three months ended March 31, 2011, we have remediated the material weakness described above.

Other than the changes described above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010. The following risk factors are amended and restated in their entirety:

We will require significant capital investment to continue our product development programs and to bring future products and product enhancements to market, and if adequate funding is not available, our financial condition will be adversely affected and we may have to further curtail or eliminate our development programs and significantly reduce our expenses or be forced to cease operations.

Our investment of capital has been and will continue to be significant. Developing our technology, future products and continued product enhancements, including those of the Levacor VAD and other technologies requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs (including our lead Levacor VAD program) or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. Given our limited cash and the on-going pause in our BTT study and related uncertainty as to when we will restart the BTT study, we may need to implement significant restructuring and cost reduction initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. We believe that cash on hand will be sufficient to support our planned operations through at least 2011. In addition, we are continuing to explore strategic and financing alternatives, including equity financing transactions, mergers and acquisitions, and corporate collaborations. The inability to obtain additional financing or enter into strategic relationships or mergers and acquisitions when needed will have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain any sources of financing on acceptable terms, or at all, or enter into strategic relationships or merger and acquisitions. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure or significantly curtail our operations, file for bankruptcy or cease operations.

We may be unable to restart or complete our BTT study or obtain regulatory approvals, which will prevent us from selling our products and generating revenue.

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

Although we received IDE approval for our BTT clinical study in January 2010, in February 2011 we paused enrollment to make three device refinements based on initial clinical experience and the timeline for restarting the study is uncertain. We do not expect to restart the BTT clinical study any earlier than the end of the third quarter of 2011. During our BTT clinical study, we have experienced unanticipated device issues or clinical outcomes, which caused us to delay our clinical study. As a result of our device issues or unanticipated clinical outcomes, the FDA may impose additional conditions or restrictions that could also delay or stop our clinical trial. Any such delays or additional restrictions could impact our ability to reinitiate or complete our BTT study and ultimately submit and receive a PMA or could cause material delay in the time to approval, which in turn would have a material adverse impact on our business.

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

Our BTT clinical study is paused and delays are costly.

In order to conduct clinical studies, we must generally receive an IDE approval for each indication from the FDA. Although we received IDE approval for our BTT clinical study in January 2010, in February 2011, we paused enrollment to make three device refinements based on initial clinical experience and the timeline for restarting the study is uncertain. The completion of any of our clinical studies may be delayed or halted for numerous reasons, including:

•	we may not be able to complete or obtain approval for our device refinements;

•	after making design refinements, the FDA will need to review and approve them before we can reinitiate our BTT clinical trial;

•

given the pause in our BTT study, third-party clinical investigators may be difficult to recruit and/or existing third-party clinical investigators may choose to no longer participate in our clinical trials for a variety of reasons;

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

In February 2011, we announced a pause in enrollment based on initial clinical experience in our Levacor VAD BTT clinical study pending implementation of certain device refinements and FDA review and approval. These device refinements include: the projection of the inflow cannula into the ventricle; the elimination of a false alarm that has led to controller exchanges; and, the optimization of surface finishing/coating manufacturing processes. To date, we have completed refinements related to the projection of the inflow cannula and the elimination of the controller false alarm. We expect the design modification related to the optimization of the surface finishing/coating manufacturing process will be complete in the next two months. The timeline for restarting our BTT clinical study is uncertain, and we do not expect to restart the BTT clinical study any earlier than the end of the third quarter of 2011 due to the required review and approval by the FDA.

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

On May 13, 2011, the Compensation Committee of the Board of Directors of World Heart Corporation (the “Company”), as confirmed by the Board of Directors of the Company, approved the 2011 cash performance bonus program ( the “2011 Performance Bonus Program”) for the Company’s executive officers and other employees. The following is a summary description of the terms and conditions with respect to the cash performance bonuses for the Company’s principal executive officers and named executive officers:

Named Executive Officer	Cash Performance Bonus

Alex Martin, President and Chief Executive Officer	$99,878

Morgan R. Brown, Executive Vice President and Chief Financial Officer	$52,020

Jal S. Jassawalla, Executive Vice President and Chief Technology Officer	$76,620

All Company employees, including the executive officers, are eligible for performance bonuses under the 2011 Performance Bonus Program. Bonuses are earned upon the determination by the Compensation Committee of the Board of Directors that an eligible employee has achieved certain performance milestones relevant to the Company’s business. The performance milestones are based on goals related to technical refinements, regulatory submission and responses, product development, financing, individual performance objectives, and the timing of achieving such goals. If an applicable performance goal or goals are achieved, the employee is eligible to receive a percentage of the total award based upon the relative weighting of the goal or goals achieved. The exact amount of the cash payment to each employee will be determined as soon as possible after the Compensation Committee determines whether and to what extent the performance goals have been achieved. All performance bonuses are subject to the Company’s then current financial condition. The employee must be employed with the Company at the time of the Compensation Committee’s determination of the award to be eligible to receive a performance bonus, unless otherwise approved by the Board of Directors.

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

World Heart Corporation
(Registrant)

Dated: May 13, 2011	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2011	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)