Form 10-Q
period 2011-06-30
WORLD HEART CORP
filed 2011-08-10
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

Indicate the number of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of common shares outstanding as of August 8, 2011 was 26,682,332.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010 (1)
ASSETS

Current assets
Cash and cash equivalents	$1,360,459	$9,500,921
Marketable investment securities	12,929,798	11,274,668
Trade receivables, net of allowance for doubtful accounts of $0 at June 30, 2011 and December 31, 2010, respectively	94,090	188,842
Other receivables	560,139	373,329
Inventory, net of allowance for excess and obsolete of $1,329,334 and $713,720 at June 30, 2010 and December 31, 2010, respectively	4,829,458	4,042,008
Prepaid expenses	116,655	257,047

	19,890,599	25,636,815

Long-term assets
Property and equipment, net	999,174	936,797
Marketable investment securities	—	1,641,202
Other long-term assets	14,756	14,756

	1,013,930	2,592,755

Total assets	$20,904,529	$28,229,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,458,248	$1,630,130
Accrued compensation	741,280	812,412
Note payable—short term, net	165,633	124,386

	2,365,161	2,566,928

Long-term liabilities
Warrant liability	3,223,470	13,569,663
Note payable—long term, net	462,616	462,616
Other long term liabilities	10,958	15,383

Total liabilities	6,062,205	16,614,590

Commitments and Contingencies

Shareholders' equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.001 par value, 50,000,000 shares authorized, 26,682,332 shares issued and outstanding at June 30, 2011 and December 31, 2010	26,682	26,682
Additional paid-in-capital	365,524,914	364,833,568
Cumulative other comprehensive loss	(1,322)	(3,590)
Accumulated deficit	(350,707,950)	(353,241,680)

Total shareholders' equity	14,842,324	11,614,980

Total liabilities and shareholders' equity	$20,904,529	$28,229,570

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue, net	$14,139	$467,428	$(121,861)	$1,023,079
Cost of goods sold	(957,695)	(448,565)	(1,605,298)	(865,649)

Gross profit (loss)	(943,556)	18,863	(1,727,159)	157,430

Operating expenses
Research and development	1,642,051	1,692,334	4,206,594	4,014,130
Selling, general and administrative	983,172	1,036,667	1,856,486	2,229,371

Total operating expenses	2,625,223	2,729,001	6,063,080	6,243,501

Operating loss	(3,568,779)	(2,710,138)	(7,790,239)	(6,086,071)
Other income (expenses)
Foreign exchange gain (loss)	—	215	—	(12,354)
Investment and other income	19,558	4,387	35,303	8,776
Gain on sale of marketable investments, net	4,751	—	4,751	—
Loss on liquidation of foreign entity	—	—	—	(6,285,574)
Gain on change in fair value of warrant liability	2,047,442	—	10,346,193	—
Interest expense	(30,848)	(35,798)	(62,278)	(70,861)

Net income (loss)	$(1,527,876)	$(2,741,334)	$2,533,730	$(12,446,084)

Weighted average number of common shares outstanding:
Basic	26,682,332	14,730,991	26,682,332	14,535,035

Diluted	26,682,332	14,730,991	26,682,332	14,535,035

Basic income (loss) per common share	$(0.06)	$(0.19)	$0.09	$(0.86)

Diluted income (loss) per common share	$(0.06)	$(0.19)	$0.09	$(0.86)

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net income (loss) for the period	$2,533,730	$(12,446,084)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	112,331	227,772
Non-cash stock compensation expense	695,044	806,299
Imputed interest on debt	41,247	48,567
Amortization of premium on marketable investments	183,201	—
Non-cash gain on change in fair value of warrant liability	(10,346,193)	—
Non-cash expense on loss on liquidation of foreign entity	—	6,285,574
Realized foreign exchange loss	—	(372)
Realized gain on sale of marketable securities	(4,751)	—
Change in operating components of working capital:
Trade and other receivables	(92,058)	(421,329)
Inventory	(787,451)	(1,462,892)
Accounts payable and accrued liabilities	(146,121)	(8,351)
Accrued compensation	(71,132)	335,467
Prepaid expenses	140,392	(59,889)

Cash used in operating activities	(7,741,761)	(6,695,238)

Investing activities
Purchase of marketable investment securities	(4,528,872)	(2,280,267)
Sales of marketable investment securities	4,338,762	1,460,388
Purchase of property and equipment	(174,707)	(213,532)

Cash used in investing activities	(364,817)	(1,033,411)

Financing activities
Issuance of common shares through private placement, net	—	7,002,429
Private placement fees	(3,698)	—
Capital lease repayments	(30,186)	(2,805)

Cash provided by financing activities	(33,884)	6,999,624

Effect of exchange rates on cash and cash equivalents	—	(229)

Decrease in cash and cash equivalents for the period	(8,140,462)	(729,254)
Cash and cash equivalents, beginning of the period	9,500,921	5,562,670

Cash and cash equivalents, end of the period	$1,360,459	$4,833,416

Supplementary cash flow information:
Interest paid on financing	$3,263	$661

Non-cash financing activities:
Unrealized gains on marketable securities	$2,268	—

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations of the Company

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart has facilities in Salt Lake City, Utah and Oakland, California. The Company has been developing the Levacor® VAD and MiFlow™ VAD for use in adults and the PediaFlow® VAD for use in children and infants. All of its devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and a potentially better blood handling outcome. In July 2011, the Company announced it was ending its efforts to commercialize the Levacor VAD which had been the subject to an on-going bridge-to-transplant (BTT) clinical study and is now focusing its resources on developing its next-generation miniature MiFlow VAD. The MiFlow VAD is designed to provide up to six liters of blood flow per minute and is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. The Company is also developing the PediaFlow VAD in conjunction with a consortium under a grant provided by the National Institutes of Health (NIH). The PediaFlow is a small magnetically levitated, rotary pediatric VAD.

Subsequent Events

SynCardia Systems, Inc.

On July 11, 2011, the Company entered into an Asset Purchase Agreement (Asset Agreement) with SynCardia Systems, Inc. (SynCardia). In connection with the agreement, SynCardia purchased all of the Company’s assets that are necessary for the synthesis of Segmented Polyurethane (SPU) or Segmented Polyurethane Solution (SPUS), collectively, Purchased Assets. Purchased Assets consist of documents, reports and all other records of every kind and includes all technical information such as techniques, know-how, processes, protocols and the like that relate to the synthesis and production of the SPU or SPUS. As a consideration under the Asset Agreement, the Company will receive $800,000, payable in four installments subject to the completion of certain milestones. On July 17, 2011, the Company received the first milestone in the amount of $100,000, a non-refundable fee due and payable upon signing of the Asset Agreement. The Company expects to receive the next milestone of $150,000 sometime during the third quarter and the remaining $550,000, consisting of two separate milestones, by the beginning 2012.

Levacor VAD termination and restructuring

On July 29, 2011, the Company announced that it will end its efforts to commercialize the Levacor VAD technology and will focus its resources on developing and commercializing its smaller, next-generation MiFlow VAD. On July 26, 2011, in conjunction with this decision, the Board of Directors of the Company approved a restructuring plan that resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce. Affected employees are eligible to receive severance payments ranging between one and nine months and payment by the Company of each affected employee’s COBRA premiums for up to a similar period, in exchange for a customary release of claims against the Company. Severance and benefit payments are expected to total approximately $1.0 million. In addition to the severance benefits noted, the Company expects to record additional restructuring charges related to inventory and equipment write-downs estimated to be between $3.0 to $5.0 million, contract and purchase order cancellation fees estimated to be between $400,000 to $750,000, facility related charges of approximately $5,000 to $50,000, and clinical trial wind-down costs of approximately $200,000 to $500,000. The Company expects that the restructuring plan will result in aggregate cash expenditures of approximately $1.6 to $2.3 million, of which approximately $1.5 to $2.0 million is expected in the third and fourth quarters of 2011 and the remainder is expected in 2012.

The Company’s decision to end commercialization efforts on the Levacor VAD technology was made based on several factors including the ability of the Levacor VAD to be competitive due to clinical trial delays; feedback and communication from the FDA related to certain device refinements; and, results from communication with potential strategic partners and collaborators. The majority of these factors were not known and a final decision was not reached, until after June 30, 2011. As such, the Company will consider these factors were Type II subsequent event and record the effects of the restructuring plan during the third quarter of 2011.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues, and expenses of the Company and its wholly owned subsidiaries: World Hearts Inc. and World Heart B.V. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2011 or for any future period.

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

The Company classifies its marketable investment securities as either short-term or long-term available for sale securities based on expected cash flow needs and maturities of specific securities. Available for sale securities are recorded at fair value. Investments in available for sale securities consist of certificates of deposits, municipal bonds and corporate bonds. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder’s equity (deficit) until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has investments in marketable investment securities, primarily comprised of certificates of deposit, corporate and government municipal bonds. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC) on such deposits. Marketable investments are subject to credit risk although there are some protected by FDIC insurance. The Company invests in high-grade instruments and limits its exposure to any one issuer. The Company has trade accounts receivable of $94,090 as of June 30, 2011, which is limited to a single large hospital and transplant center. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. There have been no write-offs during the periods presented.

(g)	Inventory

Prior to August 20, 2009, all costs associated with manufacturing the Levacor VAD and related surgical and peripheral products were expensed at research and development costs. Gross margin on sales of the Levacor VAD was higher in previous periods with the consumption and utilization of zero cost inventories. We do not expect the remaining zero cost inventories to be fully consumed due to the July 2011 decision to terminate efforts to commercialize the Levacor VAD technology.

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

The Company included in inventory, materials and finished goods that can be held for sale or used in non-revenue clinical trials or research and development activities. Products consumed in non-revenue activities are expensed as part of research and development when consumed.

(h)	Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical supplies of its product candidates, including the development and manufacture of the Company’s next generation products, the MiFlow and PediaFlow VADs. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company’s operations.

(i)	Property and Equipment

Capital assets are recorded at cost. Depreciation is calculated over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Furniture and fixtures	Straight-line over 7 years

Computer equipment and software	Straight-line over 5 years

Manufacturing and research equipment	Straight-line over 5 years

Leasehold improvements	Straight-line ranging from 1 to 7 years

The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset. There were no impairments recorded during the periods reported in the condensed consolidated financial statements.

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

(k)	Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to its customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of product sales were made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue was recognized from sales of the Levacor VAD in connection with the Company’s BTT clinical trial. The Company expects to generate minimal revenues in the near term due to its decision in July 2011 to end commercialization efforts on the Levacor VAD. The significant elements of the Company’s multiple element offerings are implant kits, peripherals and a limited amount of post implant consultation services. For arrangements with multiple elements, the Company recognizes revenue using the residual method as described in ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor specific objective evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met.

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of its trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. The Company did not incur any losses related to customer bad debts during the past three years. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was zero for both periods.

During the three and six months ended June 30, 2011, the Company agreed to allow a customer to return one and three units, respectively, which had been previously sold and paid for. This decision was made as a result of the pause in enrollment of the Company’s BTT clinical study in February 2011 and the implant kit’s shelf life expiring. The impact of this was a reduction of revenues, net, through sales returns and allowances by approximately $80,000 and $240,000 respectively. The Company expects one more unit to be returned from a hospital which purchased its Levacor inventory

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

due to the Company’s decision to discontinue the Levacor BTT clinical study. All other units are on consignment as of June 30, 2011.

(l)	Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, totaled $4,266 and $40,809 at June 30, 2011 and December 31, 2010, respectively. Accrued warranty is not expected to increase in future periods with the July 2011 decision to discontinue further enrollment in the Levacor BTT clinical study and terminate commercialization efforts on the Levacor VAD technology.

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

The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate for changes in circumstances. Restructuring expense was zero for the three and six months ended June 30, 2011 and 2010.

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

On February 2010, the Company announced that it was part of a consortium awarded a $5.6 million, four-year contract by the NIH to further develop the PediaFlow VAD to clinical trial readiness. For the three months and six months ended June 30, 2011, the Company recorded a reduction on R&D expenses of $482,354 and $797,822, respectively, related to the NIH grant. In 2010, no such reduction on R&D expenses was recorded. As of June 30, 2011 and December 31, 2010, $400,071 and $224,000, respectively, is included in other receivables related to the NIH grant.

(r)	Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Effective January 1, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, the Company recorded a loss on the liquidation of foreign entity of $6.3 million during the six months

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

ended June 30, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the respective period.

(s)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). For the three months ended June 30, 2011, the Company’s other comprehensive loss was $9,300 and for the six months ended June 30, 2011, the Company’s other comprehensive gain was $2,268. Other comprehensive gain and loss for the three and six months ended June 30, 2011 is related to changes in the unrealized gain (loss) on marketable investment securities. For the three months and six months ended June 30, 2010, the Company’s other comprehensive loss was $77 and $2,535, respectively, related to changes in the unrealized gain (loss) on marketable investment securities.

(t)	Earnings Gain (Loss) per Share

Basic earnings gain (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings gain (loss) per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2011 and 2010, basic earnings gain (loss) per share are the same as diluted earnings gain (loss) per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings gain (loss) per common share attributable to the Company for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Gross number of shares excluded:
Warrants	13,294,260	2,862,868
Stock options	2,476,419	1,864,177

	15,770,679	4,727,045

3.	Marketable Investment Securities and Fair Value

The Company’s marketable investment securities consist primarily of investments in certificates of deposit, government municipal bonds and corporate bonds which are classified as available-for sale. Marketable investment securities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$5,836,294	$763	$(4,521)	$5,832,536
Municipal bonds	4,368,580	4,250	(267)	4,372,563
Corporate bonds	2,726,246	—	(1,547)	2,724,699

Total marketable investment securities	$12,931,120	$5,013	$(6,335)	$12,929,798

	December 31, 2010
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$8,186,916	$614	$(10,029)	$8,177,501
Municipal bonds	4,732,544	6,055	(230)	4,738,369

Total marketable investment securities	$12,919,460	$6,669	$(10,259)	$12,915,870

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Marketable investment securities available for sale in an unrealized loss position as of June 30, 2011 and December 31, 2010 are as follows:

	Held for less than 12 months		Held for more than 12 months
As of June 30, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$4,778,296	$(4,521)	$—	$—
Municipal bonds	2,724,699	(1,547)	—	—
Corporate bonds	413,990	(267)

Total marketable investment securities	$7,916,985	$(6,335)	$—	$—

	Held for less than 12 months		Held for more than 12 months
As of December 31, 2010:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$6,689,788	$(10,029)	$—	$—
Municipal bonds	252,480	(230)	—	—

Total marketable investment securities	$6,942,268	$(10,259)	$—	$—

Maturities of marketable investment securities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,585,679	$12,584,347	$11,279,736	$11,274,668
Due after one year through five years	20,441	20,441	1,053,169	1,054,236
Due after ten years	325,000	325,010	586,555	586,966

Total marketable investment securities	$12,931,120	$12,929,798	$12,919,460	$12,915,870

The proceeds from maturities and sales of marketable securities and resulting realized gains and losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from maturities and sales	$3,048,762	$1,460,388	$4,338,762	$1,460,388
Realized gains	5,095	—	5,095	—
Realized losses	(344)	—	(344)	—

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at June 30, 2011:
Cash equivalents-money market funds	$1,360,459
Certificates of deposits	—	$5,832,536	—
Municipal bonds	—	2,724,699	—
Corporate bonds		4,372,563

Total cash equivalents and marketable securities	$1,360,459	$12,929,798	—

Liabilities at June 30, 2011:

Warrant liability	—	—	$3,223,470

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at December 31, 2010:
Cash equivalents-money market funds	$9,500,921
Certificates of deposits	—	$8,177,501	—
Municipal bonds	—	4,738,369	—

Total cash equivalents and marketable securities	$9,500,921	$12,915,870	—

Liabilities at December 31, 2010:

Warrant liability	—	—	$13,569,663

There were no transfers between levels in the three or six months ended June 30, 2011 and 2010.

Interest rate risk

The Company is subject to minimal interest rate risk in relation to its investments in certificates of deposits and municipal and corporate bonds as of June 30, 2011 and December 31, 2010.

Interest rate risk on debt

The Company’s debt obligations consist of $800,000 in principal remaining under a convertible note issued to LaunchPoint Technologies Inc. (LaunchPoint) which carries a fixed interest rate. The Company is not exposed to interest rate market risk on the LaunchPoint Note. The carrying value of the LaunchPoint Note approximates its fair value at June 30, 2011.

Foreign exchange risk

The Company has minimal assets and liabilities in foreign currencies; primarily the Euro dollar. The Company’s current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

4.	Inventory

As of June 30, 2011 and December 31, 2010, net inventory balances were as follows:

	June 30, 2011	December 31, 2010
Raw materials	$1,501,505	$1,733,017
Work in progress	475,043	1,342,887
Finished goods	4,182,244	1,679,824
Reserve for obsolete inventory	(1,329,334)	(713,720)

Total inventory	$4,829,458	$4,042,008

Inventory on consignment at customer sites at June 30, 2011 and December 31, 2010 was $190,017 and $447,629, respectively.

5.	Property and Equipment

As of June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	June 30, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,718	$(44,004)	$34,714
Computer equipment & software	262,663	(125,149)	137,514
Manufacturing & research equipment	1,060,911	(411,780)	649,131
Leasehold improvements	374,009	(196,194)	177,815

	$1,776,301	$(777,127)	$999,174

	December 31, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$77,421	$(39,435)	$37,986
Computer equipment & software	256,327	(103,570)	152,756
Manufacturing & research equipment	914,780	(356,856)	557,924
Leasehold improvements	353,065	(164,935)	188,131

	$1,601,593	$(664,796)	$936,797

Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was $57,826 and $168,839, respectively. Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $112,331 and $227,772, respectively. On April 1, 2010 the Company recorded one-time depreciation expense on assets with remaining net book value that had reached their respective useful life totaling $116,725. Additionally, the Company removed the cost basis and corresponding accumulated depreciation/amortization of assets that were no longer in service. No such adjustments occurred in 2011.

6.	Current Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Accounts payable	$522,669	$676,890
Accrued liabilities	931,313	912,431
Accrued warranty	4,266	40,809

Total accounts payable and accrued liabilities	$1,458,248	$1,630,130

Accrued Compensation

Accrued compensation includes accruals for employee wages, severance payments, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	June 30, 2011	December 31, 2010
Wages	$—	$21,731
Severance	17,529	61,505
Vacation	391,431	396,027
Bonuses	332,320	333,149

Total accrued compensation	$741,280	$812,412

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically in the first quarter of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officer payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. As of June 30, 2011 and December 31, 2010, accrued performance bonuses payable in cash were $332,320 and $333,149, respectively.

7.	Equity and Debt Transaction

LaunchPoint Note

On December 2, 2009, (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. On December 2, 2010, the first twenty percent of the note plus accrued interest totaling $245,000 became due and the Company issued 101,282 restricted shares of its common stock to LaunchPoint. As of June 30, 2011, the current and long term portions of the note are $165,633 and $462,616, respectively, net of a total discount of $171,751.

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

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency. As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary during the six months ended June 30, 2010 and wrote off the balance of cumulative translation adjustment.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

Common Stock Warrants

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from the October Offering to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability in the Company’s condensed consolidated statements of operations. Specifically, the warrants issued in the October Offering allow the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

For both periods ended June 30, 2011 and December 31, 2010, the Company had 11,850,118 warrants outstanding to purchase an equal number of common stock from the October Offering. The fair value of these warrants on June 30, 2011 and December 31, 2010 was determined using the Black-Scholes option pricing model as defined in the October Offering with the following Level 3 inputs:

	June 30, 2011	December 31, 2010
Risk-free interest rate	1.76%	2.19%
Expected life in years	4.3	4.8
Dividend yield	—	—
Volatility	60%	60%
Stock price	$1.00	$2.25

During the three and six months ended June 30, 2011, a change in fair value of $2.0 million and $10.3 million, respectively, related to the October Offering warrants was recorded as gain on change in fair value of warrant liability in the Company’s condensed consolidated statement of operations. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2010	$13,569,663
Change in fair value of common stock warrants during the six months ended June 30, 2011	(10,346,193)

Balance at June 30, 2011	$3,223,470

8.	Shareholders’ Equity

Common Stock

Authorized common shares of the Company consist of 50.0 million shares of common stock with a par value of $.001 per share.

Preferred Stock

Authorized preferred shares of the Company consist of 1.0 million shares of preferred stock with a par value of $.01 per share. The Company had no outstanding preferred shares at June 30, 2011 and December 31, 2010.

Employee Stock Option Plan

The Company has an employee stock option plan, the 2006 Equity Incentive Plan (Incentive Plan). The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common share price which is the closing price quoted on the NASDAQ Stock Exchange on the last trading day before the date of grant. The stock

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

options generally vest over a four-year or three-year period, first year cliff vesting with monthly vesting thereafter on the four-year awards and annually in equal portions on the three-year awards, and have a ten year life.

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other stock based awards, in addition to stock options. On June 23, 2011, during the Company’s Annual Shareholders’ Meeting, an amendment to the Incentive Plan to increase the maximum number of common shares that may be issued under the Incentive Plan from 2,166,667 to 2,916,667 was approved. As of June 30, 2011, there were 2,476,419 option shares outstanding and 440,248 shares are available for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months and six months ended June 30, 2011 and 2010 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock- based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and six months ended June 30, 2011, and 2010, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling, general and administrative	$172,028	$184,397	$277,387	$424,208
Research and development	196,340	153,966	417,657	382,091

Total	$368,368	$338,363	$695,044	$806,299

As of June 30, 2011, $3.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 16 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common stock that were in the money at June 30, 2011. At June 30, 2011, the aggregate intrinsic value of all outstanding options was $2,910 with a weighted average remaining contractual term of approximately 8.4 years. Of the 2,476,419 outstanding options, 1,001,940 options were vested and exercisable, with a weighted average remaining contractual life of 7.7 years and 1,474,479 options were unvested, with a weighted average remaining contractual life of 9.0 years. No options were exercised under the Company’s Incentive Plan during the three and six months ended June 30, 2011 and 2010.

The following table summarizes stock option and warrant activity for the six months ended June 30, 2011:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total
Outstanding at
December 31, 2010	1,719,554	$5.92	127,801	$10.85	14,712,986	$2.84	16,560,341
Granted	290,300	1.66	30,000	1.65			320,300
Forfeited	(8,333)	3.14	—	—	—	—	(8,333)
Outstanding at							—

March 31, 2011	2,001,521	$5.29	157,801	$9.10	14,712,986	$2.84	16,872,308
Granted	347,000	0.99	—	—	—	—	347,000
Cancelled	(8,634)	3.75	—	—	(1,418,726)	4.90	(1,427,360)
Forfeited	(21,269)	3.01	—	—	—	—	(21,269)
Outstanding at							—

June 30, 2011	2,318,618	$4.67	157,801	$9.10	13,294,260	$2.62	15,770,679

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the three months ended June 30, 2011 and 2010, 347,000 and 217,800 stock options were granted, respectively. During the six months ended June 30, 2011 and 2010, 667,300 and 354,073 stock options were granted, respectively. The weighted average fair value of the options granted during the three months ended June 30, 2011 and 2010 was $0.88 and $2.07, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2011 and 2010 was $1.24 and $3.35. For three and six months ended June 30, 2011 and 2010, the following weighted average assumptions were utilized:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Average risk free interest rate	1.88%	2.27%	2.60%	2.70%
Expected life (in years)	6.0	6.0	5.8	6.2
Expected volatility	127%	126%	132%	130%
Dividend yield	0%	0%	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company used a term of 5.5 years for Board of Director stock option grants and 6.08 years for all employee stock options granted during the three months ended June 30, 2011. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

Gain on change in fair value of warrant liability

The Company recorded a $2.0 million and $10.3 million non-cash gain on change in fair value of warrant liability during the three and six months ended June 30, 2011, respectively, related to warrants issued in its October 2010 Offering. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding during the three and six months ended June 30, 2010. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s our stock price, and the risk free interest rate.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements - continued

9.	Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement ASC Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company”. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2010, prepared in accordance with U.S. GAAP, included in our Annual Report on form 10-K for the fiscal year ended December 31, 2010. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward- looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; our ability to realize the benefits of our cost control measures; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the MiFlow™ VAD and the PediaFlow® VAD; our dependence on a limited number of products; our ability to manufacture, sell and market our products; decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy (DT) adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition, timing of restarting or completing our clinical studies, and future product development by competitors; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

OVERVIEW

Our business is focused on the development and sale of ventricular assist devices (VADs) for adults, children and infants suffering from heart failure. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. VADs are used for treatment of patients with severe heart failure, including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant (BTT) therapy involves implanting a VAD in a transplant eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination (DT) therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD. We have been developing the Levacor® VAD and MiFlow™ VAD for use in adults and the PediaFlow® VAD for use in children and infants. All of our devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and potentially better blood handling results. In July 2011, the Company announced it was ending its efforts to commercialize the Levacor VAD which had been the subject to an on-going bridge-to-transplant (BTT) clinical study and is now focusing its resources on developing our smaller, next-generation technologies of the PediaFlow and MiFlow VADs. With the lengthening Levacor VAD BTT clinical study delays associated with the previously announced device refinements, we did not believe the Levacor VAD could be competitively commercialized. In conjunction with this decision, we also reduced our workforce by 42% and will recognize restructuring expenses in the third quarter 2011. We previously enrolled fifteen subjects in the Levacor VAD BTT study with four subjects still being supported by the Levacor VAD. We will continue to provide technical support to existing Levacor VAD recipients and clinical centers as we transition our research and development efforts to the MiFlow VAD.

We, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing the PediaFlow VAD, a small magnetically levitated, rotary pediatric VAD. The PediaFlow VAD is intended for use in newborns and infants and has been primarily funded by the National Institutes of Health (NIH). The PediaFlow VAD has evolved through a series of four prototype designs of decreasing size and enhanced efficiency. The most recent design is comparable to the size of an AA battery. The PediaFlow VAD has demonstrated biocompatibility in chronic animal implants and laboratory tests, including low levels of hemolysis (breakdown of red blood cells), fibrinogen and platelet activation. Currently in the final stages of development, the PediaFlow VAD is being assembled for pre-clinical verification testing in preparation for an NIH-sponsored clinical trial.

In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that affect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device, but are not required to demonstrate efficacy.

The technology embodied in the PediaFlow VAD also forms the basis for our small, minimally invasive VAD, the MiFlow VAD. The MiFlow VAD is designed to provide up to 6 liters of blood flow per minute and, is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. Like the PediaFlow VAD, the MiFlow VAD has a fully magnetically levitated rotor with optimized blood path (wide clearances and, consequently, reduced shear rates). We believe that the biocompatibility benefits of magnetic levitation that have been demonstrated clinically by the Levacor VAD, namely preservation of the von Willebrand factor, will also be seen with the MiFlow VAD. MiFlow VAD’s small size, slightly larger than the size of an AA-battery, should allow non-sternotomy placement using less-invasive surgery techniques, which would result in faster recovery and a shorter hospital stay. The entire MiFlow VAD fits within the inflow cannula, minimizing blood contacting surface area and facilitating optimal device placement and orientation.

We are currently working on a MiFlow VAD prototype and expect to begin conducting animal studies with the MiFlow VAD by mid-2012 and human clinical trials in Europe by 2013, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. In addition, we are exploring various strategic options to accelerate our development of the MiFlow VAD.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue, net	$14	$468	$(122)	$1,023
Cost of goods sold	(958)	(449)	(1,605)	(866)

Gross profit (loss)	(944)	19	(1,727)	157

Operating expenses
Research and development	1,642	1,692	4,207	4,014
Selling, general and administrative	983	1,037	1,856	2,229

Total operating expenses	2,625	2,729	6,063	6,243

Operating loss	(3,569)	(2,710)	(7,790)	(6,086)

Other income (expenses)
Foreign exchange gain (loss)	—	—	—	(12)
Investment and other income	20	4	35	9
Gain on sale of marketable investments, net	5	—	5	—
Loss on liquidation of foreign entity	—	—	—	(6,286)
Gain on change in fair value of warrant liability	2,047		10,346
Interest expense	(31)	(35)	(62)	(71)

Net income (loss) applicable to common shareholders	$(1,528)	$(2,741)	$2,534	$(12,446)

Weighted average number of common shares outstanding:
Basic	26,682	14,731	26,682	14,535

Diluted	26,682	14,731	26,682	14,535

Basic income (loss) per common share	$(0.06)	$(0.19)	$0.09	$(0.86)

Diluted income (loss) per common share	$(0.06)	$(0.19)	$0.09	$(0.86)

Revenue, net: Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the three and six months ended June 30, 2011 and 2010. Additionally, allowances for actual and anticipated sales returns reduced revenue recognized.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Three Months Ended June 30,
	2011			2010
	Amount	% of Total	Units	Amount	% of Total	Units
Product revenues:
Implant kits	$85	90%	1	$414	88%	5
Peripherals and other	9	10%		54	12%

Total product revenue	94	100%		468	100%

Sales, returns and allowances	(80)			—

Revenue, net	$14			$468

We had revenue, net, for the three months ended June 30, 2011 of $14,000 compared to revenue of $468,000 for the three months ended June 30, 2010. Revenue from Levacor VAD implant kits sold during the three months ended June 30, 2011 was $85,000 compared to $414,000 during the quarter ended June 30, 2010. We sold one and five Levacor VAD implant kits during the three months ended June 30, 2011 and 2010, respectively. The 2011 implant kit sale was generated due to replacement of a unit in the field, as no new subject implants occurred during the three months ended June 30, 2011. Peripherals and other revenue was $9,000 and $54,000 for the three months ended June 30, 2011 and 2010, respectively. Revenue, net, of only $14,000 during the three months ended June 30, 2011 is primarily the result of our decision to allow the return of an implant kit valued at $80,000 which had previously been sold to a clinical center. This decision was made as a result of the pause in enrollment of our BTT study in February 2011 and the implant kit’s shelf life expiring. In July 2011, we announced that we were ending our efforts to commercialize the Levacor VAD technology.

	Six Months Ended June 30,
	2011			2010
	Amount	% of Total	Units	Amount	% of Total	Units
Product revenues:
Implant kits	$85	72%	1	$818	75%	10
Peripherals and other	33	28%		205	25%

Total revenue	118	100%		1,023	100%

Sales, returns and allowances	(240)			—

Revenue, net	$(122)			$1,023

We had negative revenue, net, for the six months ended June 30, 2011 of $122,000 compared to revenue of $1.0 million for the six months ended June 30, 2010. Negative revenue, net, during the six months ended June 30, 2011 is primarily the result of our decision to allow the return of three implant kits valued at $240,000 which had previously been sold to a clinical center. Revenue from Levacor VAD implant kits sold during the six months were $85,000 and $818,000 during the six months ended June 30, 2011 and 2010, respectively. We sold one and ten Levacor VAD implant kits during the six months ended June 30, 2011 and 2010, respectively. Peripherals and other revenue was $33,000 and $205,000 for the six months ended June 30, 2011 and 2010 respectively. In February 2011, we paused enrollment in the Levacor VAD BTT study while three refinements were being made to our Levacor VAD. In July 2011, we announced that we were ending our efforts to commercialize the Levacor VAD technology. The Company expects one more unit to be returned from a hospital for a refund due to this decision. However, we do not expect to receive any material revenue in the near term.

Cost of goods sold: For the three months ended June 30, 2011, cost of goods sold was $958,000 compared to cost of goods sold of $449,000 for the same period in 2010. Cost of goods sold for the three months ended June 30, 2011 consisted of the cost of one Levacor VAD implant kit, minimum annual royalties, allowances for warranty and obsolescence reserves and amortization of negative manufacturing variances. Cost of goods sold for the three months ended June 30, 2010 included the costs associated with the sale of five implant kits. However, the costs of allowances for obsolescence reserves and amortization of negative manufacturing variances was much higher in the three months ended June 30, 2011, compared to the same period 2010. For the six months ended June 30, 2011, cost of goods sold was $1.6 million compared to cost of goods sold of $866,000 for the same period in 2010. For the six months ended June 30, 2011 cost of goods sold consisted of the cost of one Levacor VAD implant kit, minimum annual royalties, allowances for obsolescence reserves and amortization of negative manufacturing variances. For the six months ended June 30, 2010, cost of goods sold consisted of raw materials, labor, minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD. Although we sold one implant kit in the six months ended June 30, 2011 compared to ten kits in the six months ended June 30, 2010, the pause in the BTT study and subsequent decrease in production volume caused total costs of goods sold to increase, due primarily to allowances for obsolescence reserves and amortization of negative manufacturing variances.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities.

Research and development expenses for the three months ended June 30, 2011 decreased by $50,000, or 3%, compared with the three months ended June 30, 2010. The decrease is primarily due to a decrease in general and office related expenses part of which resulted from the downsizing of the Oakland manufacturing space to general office space ($105,000), a decrease in depreciation due primarily to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($87,000), an increase in capitalized manufacturing labor and overhead expense associated with the Levacor VAD production ($75,000), a decrease in consulting to support the Levacor device refinements ($14,000) and a decrease in travel and entertainment related expenses due to the pause in our BTT clinical study ($25,000), offset by an increase in salary related expenses ($114,000), an increase in MiFlow and PediaFlow VAD research activities ($100,000) and an increase in stock based compensation ($42,000). For the three months ended June 30, 2011 and 2010, we recorded $196,000 and $154,000, respectively, in stock-based compensation expense.

Research and development expenses for the six months ended June 30, 2011 increased $193,000, or 5%, compared with the six months ended June 30, 2010. The increase is primarily a result of additional clinical and manufacturing personnel ($296,000), an increase in consulting services ($257,000) and supplies ($42,000) related to work on Levacor device refinements, an increase in legal fees related to our patents and intellectual property ($106,000), an increase in MiFlow and PediaFlow VAD research and development activities ($452,000), an increase in stock based compensation ($36,000). These increases were offset by a decrease in general office and administrative costs ($139,000), a decrease in depreciation due primarily to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($87,000), a decrease in travel and entertainment related expenses ($10,000), and an increase in capitalized manufacturing labor and overhead associated with Levacor VAD production ($760,000). For the six months ended June 30, 2011 and 2010, we recorded $418,000 and $382,000, respectively, in stock-based compensation expense.

Research and development expenses are expected to continue to remain consistent with the first six months of 2011 as we accelerate the development of our smaller next-generation devices, the PediaFlow and MiFlow VADs.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, marketing, accounting and administrative personnel. Selling expenses primarily consist of payroll and related expenses and marketing and trade show costs. Our administrative expenses include professional fees, investor communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling	$19	$129	$(44)	$318
General and administrative	964	908	1,900	1,911

Total	$983	$1,037	$1,856	$2,229

Selling expenses for the three months ended June 30, 2011 decreased by $110,000, compared with the three months ended June 30, 2010. The decrease is due to a reduction in personnel and related expenses ($76,000), a decrease in other selling related expenses ($17,000), a decrease in promotional and marketing based activities ($10,000), a decrease in professional services ($4,000) and a decrease in stock based compensation ($3,000). During the three months ended June 30, 2011, we recorded $17,000 compared to $21,000 of stock based compensation expense for the same period in 2010.

Selling expenses for the six months ended June 30, 2011 decreased by $362,000 compared with the six months ended June 30, 2010. The decrease is due to a reduction in personnel and related expenses ($157,000), forfeiture of stock based compensation ($99,000), a decrease in legal services relating our licensing and collaborative agreements ($71,000) and a decrease in other selling related expenses ($35,000). For the six months ended June 30, 2011, we recorded a reversal of $45,000 in stock based compensation expense due to forfeited stock options compared to $53,000 of stock based compensation expense for the same period in 2010.

General and administrative expenses for the three months ended June 30, 2011 increased by $56,000, or 6%, compared with the three months ended June 30, 2010. The increase is primarily due to an increase in professional fees ($147,000), offset by decreases in consulting services ($44,000), a decrease in general office and administrative related expense ($13,000), a decrease in depreciation primarily due to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($25,000) and a reduction in stock based compensation ($9,000). During the three months ended June 30, 2011 and 2010, we recorded $155,000 and $164,000, respectively, in stock-based compensation expense.

General and administrative expenses for the six months ended June 30, 2011 decreased by $11,000, or less than 1%, compared with the six months ended June 30, 2010. The decrease is primarily due to a decrease in consulting services ($82,000), a reduction in stock based compensation ($49,000), a decrease in depreciation primarily due to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($25,000), a decrease in travel and entertainment ($20,000) and a decrease in general office and administrative related costs ($7,000) offset by an increase in accounting and professional and legal fees ($167,000) and an increase in payroll related expense ($5,000). For the six months ended June 30, 2011 and 2010, we recorded $322,000 and $371,000, respectively in stock-based compensation expense. General and administrative expenses are expected to decrease in the future due to the restructuring that was announced in July 2011.

Foreign exchange gain (loss): Foreign exchange transactions resulted in a zero gain (loss) for the three months ended June 30, 2011, compared to a gain of $200 for the three months ended June 30, 2010. Additionally, foreign exchange transactions resulted in a zero gain (loss) for the six months ended June 30, 2011 compared to a loss of $12,000 for the six months ended June 30, 2010. Gains and losses relate primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro. We do not anticipate significant fluctuations of foreign exchanges gains and losses in the future due to the minimal activities in our foreign subsidiary.

Investment and other income: Investment and other income for the three months ended June 30, 2011 was $20,000 compared to $4,000 for the three months ended June 30, 2010. Investment and other income for the six months ended June 30, 2011 was $35,000 compared to $9,000 for the same period in 2010. Investment and other income increased by $20,000 and $31,000 during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to higher average investment balances as a result of the completed private placement of our common stock in October 2010. We anticipate our investment income to decrease in future periods as a result of consumption of cash to fund operations.

Gain on sale of marketable securities, net: We recorded a gain on the sale of marketable investment securities of $5,000 and zero for the three and six months ended June 30, 2011 and 2010, respectively, related to the sale of certain municipal bonds.

Gain on change in fair value of warrant liability: We recorded a $2.0 million and $10.3 million non-cash gain on change in fair value of warrant liability during the three months and six months ended June 30, 2011, respectively, related to warrants issued in our October Offering. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding during the three and six months ended June 30, 2010. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

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

Interest expense: For the three months ended June 30, 2011, interest expense was $31,000 compared with $35,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, interest expense was $62,000 compared to $71,000 with the six months ended June 30, 2010. Interest expense recorded in 2011 and 2010 primarily relates to the effective interest rate on the note issued to LaunchPoint in December 2009 under the LaunchPoint Agreement. The decrease in interest expense between periods is a result of the principal balance of the note decreasing over time with payments made each year in December.

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

At June 30, 2011, we had cash and cash equivalents of $1.4 million and $12.9 million in available-for-sale investment securities totaling $14.3 million, compared to a total of $22.4 million as of December 31, 2010. For the six months ended June 30, 2011, cash used in operating activities was $7.7 million, consisting primarily of the net income for the period of $2.5 million, $112,000 for amortization and depreciation, $695,000 for non-cash stock compensation expense, $41,000 for non-cash imputed interest on the LaunchPoint Note, and $183,000 in amortization of the premium of marketable securities, offset by $10.3 million for change in the fair value of the warrant liability and $5,000 for realized gain on marketable investment securities. Additionally, working capital changes consisted of cash decreases related to a $92,000 increase in trade and other receivables, $787,000 increase in inventory, $146,000 decrease in accounts payable and accrued liabilities and a $71,000 decrease in accrued compensation, offset by cash increases related to a $140,000 decrease in prepaid expenses. For the six months ended June 30, 2011, cash used in investing activities was $365,000 related primarily to the net purchase of marketable investment securities of $190,000 and $175,000 in the purchase of property and equipment. For the six months ended June 30, 2011, cash used in financing activities was $34,000 relating primarily to principal payments on capital leases.

As of June 30, 2010, we had cash and cash equivalents of $4.8 million and $1.3 million in available-for-sale investment securities totaling $6.1 million compared to a total of $6.1 million as of December 31, 2009. For the six months ended June 30, 2010, cash used in operating activities was $6.7 million, consisting primarily of the net loss for the period of $12.4 million, $228,000 for amortization and depreciation, $806,000 for non-cash stock compensation expense, $49,000 for non-cash imputed interest on the LaunchPoint Note, and $6.3 million for non-cash loss on liquidation of foreign entity. Additionally, working capital changes consisted of cash decreases related to a $421,000 increase in trade and other receivables, $1.5 million increase in inventory, $8,000 decrease in accounts payable and accrued liabilities and $60,000 increase in prepaid expenses and other current assets, offset by cash increases related to a $335,000 increase in accrued compensation. For the six months ended June 30, 2010, cash used in investing activities was $1.0 million relating primarily to the purchase of marketable investment securities and cash provided by financing activities was $7.0 million related to net proceeds from the issuance of common stock in a private placement.

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through mid 2012. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research and development activities. In February 2011, we paused enrollment in our Levacor BTT trial based on initial clinical experience and in July 2011 we announced that we were ending our efforts to commercialize the Levacor VAD technology and were focusing our resources on the development and commercialization of our next-generation miniature MiFlow VAD. We expect the restructuring plan will result in aggregate cash expenditures of approximately $1.6 to $2.3 million. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned development needs, restructure operations further and reduce costs, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

NEW ACCOUNTING STANDARDS

Refer to Note 9, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF- BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective. As required by U.S. Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, or in the Company’s Quarterly Report filed on Form 10-Q for the three months ended March 31, 2011. The following risk factors are amended and restated in their entirety:

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

Our investment of capital has been and will continue to be significant. In July 2011, we ended our efforts to commercialize the Levacor VAD and are focusing our resources in developing our smaller, next generation miniature MiFlow and PediaFlow VADs. Developing our technology, future products and continued product enhancements, including those of the MiFlow and PediaFlow VADs and other technologies requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, given our limited cash and our recently announced restructuring, we may be required to further reduce operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. We believe that cash on hand will be sufficient to support our planned operations through mid 2012. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research and development activities. Our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned development needs, restructure operations further and reduce costs, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

In addition, we are continuing to explore strategic and financing alternatives, including equity financing transactions, mergers and acquisitions, and corporate collaborations. The inability to obtain additional financing or enter into strategic relationships or mergers and acquisitions when needed will have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain any sources of financing on acceptable terms, or at all, or enter into strategic relationships or merger and acquisitions. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure further or significantly curtail our operations, file for bankruptcy or cease operations.

We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

Since our inception in 1996 through June 30, 2011, we have incurred cumulative losses of approximately $350.7 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased over the past years, primarily due to our investment in the development program for the Levacor VAD device. Although we ended our efforts to commercialize the Levacor VAD July 2011, our research and development activities will likely result in additional significant losses in future periods as we focus our resources on developing our next generation miniature MiFlow and PediaFlow VADs. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our current and next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, on July 26, 2011 we approved a restructuring plan that resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of our workforce. We anticipate that we will incur restructuring charges in the third quarter of 2011 as we implement this restructuring plan.

If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

Although we received IDE approval for our Levacor VAD BTT clinical study in January 2010, in July 2011, we ended our efforts to commercialize the Levacor VAD and are focusing our resources on developing and commercializing our smaller, next-generation MiFlow and PediaFlow VADs.

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

In order to conduct clinical studies, we must generally receive an IDE approval for each indication from the FDA. Although we received IDE approval for our Levacor VAD BTT clinical study in January 2010, in July 2011, we ended our efforts to commercialize the Levacor VAD and are focusing our resources on developing and commercializing our smaller, next-generation MiFlow and PediaFlow VADs. The completion of any of our future clinical studies may be delayed or halted for numerous reasons, including:

•	subjects may not enroll in clinical trials at the rate we expect and/or subjects may be lost to follow-up;

•	subjects may experience adverse side effects or events related or unrelated to our products;

•	clinical investigator experience may compel us to make device refinements to optimize the investigational device as each trial progresses;

•

third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and practices or other third-party organizations may not perform data collection and analysis in a timely or accurate manner;

•	after making design refinements, the FDA may need to review and approve them before we can reinitiate our clinical trial;

•	defects in our devices, product recalls, safety alerts or advisory notices;

•	vendor supply issues, manufacturing delays, or technical challenges in the production of devices;

•	the interim results of any of our clinical studies may be inconclusive or negative; and

•

regulatory inspections of our clinical study centers or manufacturing facilities may require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us non-compliant with regulatory requirements.

If we were to experience device issues or unanticipated clinical outcomes in the future with our MiFlow or PediaFlow VADs, the FDA might impose conditions or restrictions that could delay or stop any future clinical trial. Any such delays or additional restrictions could impact our ability to get our products approved or could cause material delay in the time period for approval which, in turn, would have a material adverse impact on our business or cause us to change strategic direction.

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

Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that results seen in clinical trials will not continue with longer-term treatment. The clinical trials of any of our future devices, such as the MiFlow or PediaFlow VADs, could be unsuccessful, which would prevent us from commercializing the device. Our failure to develop safe, commercially viable devices would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

We are dependent on a limited number of products.

Our recent revenues have resulted primarily from sales of the Levacor VAD and related equipment in conjunction with our Levacor VAD BTT clinical trial. In July 2011, we ended our efforts to commercialize the Levacor VAD technology and are focusing our resources on developing and commercializing our smaller, next-generation MiFlow and PediaFlow VADs. Therefore, we do not expect to receive any material revenue in the future from our Levacor VAD technology. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of our MiFlow and PediaFlow VADs. Prior to any commercial use, our products currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the commercialization of the MiFlow or PediaFlow VADs. Any significant delays in, or premature termination of, future clinical trials of our products under development would have a material adverse effect on our business, financial condition and results of operations or cause us to change strategic direction.

Market acceptance of our technologies and products is uncertain and our selling and distribution capability is limited and has been further reduced by our recent cost reduction initiatives.

Our next-generation MiFlow and PediaFlow VADs must compete with other products as well as with other therapies for heart failure, such as medication, transplants, cardiomyoplasty and total artificial heart devices. In addition, although we believe that the Destination Therapy (DT) market opportunity for VADs is significant, adoption rates have continued to be slower than anticipated.

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

Our intellectual property rights, including those relating to our MiFlow and PediaFlow VADs, are and will continue to be, a critical component of our success. The loss of critical licenses, patents or trade secret protection for technologies or know-how relating to our current product and our products in development could adversely affect our business prospects. Our business will also depend in part on our ability to defend our existing and future intellectual property rights and conduct our business activities free of infringement claims by third parties. We intend to seek additional patents, but our pending and future patent applications may not be approved, may not give us a competitive advantage and could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. In addition, patents issued by foreign countries may afford less protection than is available under United States intellectual property law, and may not adequately protect our proprietary information.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize at least some of our product candidates, including the MiFlow and PediaFlow VADs. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

We are exposed to product liability claims.

Our business exposes us to an inherent risk of potential product liability claims related to our Levacor VAD device recipients in whom the devices have been implanted or by their families, and our future next generation products, if and when regulatory approvals are received. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician acceptance of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

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

We are dependent on key personnel.

As a result of the specialized scientific nature of our business, we are dependent on our ability to attract and retain qualified scientific, technical and key management personnel. We face intense competition for such persons and we may not be able to attract or retain such individuals. Our recent restructuring, announced in July 2011 may make it more difficult for us to attract and retain qualified personnel.

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

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At June 30, 2011, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $3.2 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control, we could, at that point in time, ultimately incur amounts significantly different than the carrying value.

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

•	our ability to effectively and efficiently develop our MiFlow and PediaFlow VADs or other future product candidates;

•	announcements of technological innovations and/or strategic changes by us, including the restructuring announced in July 2011 or new commercial products by us or our competitors;

•	governmental regulation and changes in medical device reimbursement policies;

•	developments in patent or other intellectual property rights;

•	public concern as to the safety and efficacy of devices that we and our competitors develop;

•	fluctuations in our operating results; and

•	general market conditions.

We may not be able to maintain our listing on the NASDAQ Capital Market, which would adversely affect the price and liquidity of our common stock.

As a small capitalization medical device company, the price of our common shares has been, and is likely to continue to be, highly volatile. Any announcements concerning us or our competitors, clinical trial results, quarterly variations in operating results, introduction of new products, delays in the introduction of new products or changes in product pricing policies by us or our competitors, acquisition or loss of significant customers, partners, distributors and suppliers, changes in earnings estimates or our ratings by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of our common shares to fluctuate substantially. There can be no assurance that the market price of our common shares will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: August 10, 2011	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2011	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)