Form 10-Q
period 2011-09-30
WORLD HEART CORP
filed 2011-11-10
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of common shares outstanding as of November 9, 2011 was 26,682,332.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010 (1)
ASSETS

Current assets
Cash and cash equivalents	$2,140,284	$9,500,921
Marketable investment securities	8,937,968	11,274,668
Trade receivables, net of allowance for doubtful accounts of $0 at September 30, 2011 and December 31, 2010, respectively	—	188,842
Other receivables	802,031	373,329
Inventory, net of allowance for excess and obsolete of $0 and $713,720 at September 30, 2011 and December 31, 2010, respectively	190,018	4,042,008
Prepaid expenses	102,919	257,047

	12,173,220	25,636,815

Long-term assets
Property and equipment, net	726,537	936,797
Marketable investment securities	—	1,641,202
Other long-term assets	14,756	14,756

	741,293	2,592,755

Total assets	$12,914,513	$28,229,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$913,582	$1,630,130
Accrued compensation	521,311	812,412
Accrued restructuring charges	813,788	—
Note payable - short term, net	186,256	124,386

	2,434,937	2,566,928

Long-term liabilities
Warrant liability	1,754,250	13,569,663
Note payable - long term, net	462,616	462,616
Other long-term liabilities	9,764	15,383

Total liabilities	4,661,567	16,614,590

Commitments and Contingencies

Shareholders’ equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.001 par value, 50,000,000 shares authorized, 26,682,332 shares issued and outstanding at September 30, 2011 and December 31, 2010	26,682	26,682
Additional paid-in-capital	365,894,522	364,833,568
Cumulative other comprehensive loss	(5,197)	(3,590)
Accumulated deficit	(357,663,061)	(353,241,680)

Total shareholders’ equity	8,252,946	11,614,980

Total liabilities and shareholders’ equity	$12,914,513	$28,229,570

(See accompanying notes to the unaudited condensed consolidated financial statements)

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

WORLD HEART CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue, net	$(21,200)	$724,002	$(143,061)	$1,747,080
Cost of goods sold	55,467	(883,700)	(1,549,831)	(1,749,349)

Gross profit (loss)	34,267	(159,698)	(1,692,892)	(2,269)

Operating expenses
Research and development	1,478,651	1,955,394	5,685,246	5,969,523
Selling, general and administrative	832,103	1,112,219	2,688,589	3,341,591
Restructuring charges	6,299,427	—	6,299,427	—

Total operating expenses	8,610,181	3,067,613	14,673,262	9,311,114

Operating loss	(8,575,914)	(3,227,311)	(16,366,154)	(9,313,383)

Other income (expenses)
Foreign exchange loss	—	(95)	—	(12,449)
Investment and other income	14,736	4,629	50,039	13,405
Gain on sale of marketable investments, net	—	—	4,751	—
Loss on liquidation of foreign entity	—	—	—	(6,285,577)
Gain on change in fair value of warrant liability	1,469,221	—	11,815,413	—
Gain on sale of property and equipment, net	166,995	—	166,995	—
Interest expense	(30,146)	(36,159)	(92,425)	(107,016)

Net loss	$(6,955,108)	$(3,258,936)	$(4,421,381)	$(15,705,020)

Weighted average number of common shares outstanding:

Basic and diluted	26,682,332	14,730,991	26,682,332	14,601,071

Basic and diluted loss per common share	$(0.26)	$(0.22)	$(0.17)	$(1.08)

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss for the period	$(4,421,381)	$(15,705,020)
Adjustments to reconcile net loss to net cash used in operations:
Write off of inventory - restructuring charges	5,063,450	—
Loss on disposal of property and equipment - restructuring charges	195,031	—
Gain on sale of property and equipment	(166,995)	—
Non-cash stock compensation expense	1,064,652	1,165,878
Amortization of premium on marketable investments	246,068	—
Amortization and depreciation	167,648	294,131
Non-cash interest on debt	88,870	106,599
Non-cash expense on loss on liquidation of foreign entity	—	6,285,577
Realized gain on sale of marketable securities	(4,751)	—
Non-cash gain on change in fair value of warrant liability	(11,815,413)	—
Change in operating components of working capital:
Trade and other receivables	(239,860)	(442,106)
Inventory	(1,211,459)	(2,513,893)
Prepaid expenses	154,128	(22,083)
Accounts payable and accrued liabilities	(700,651)	103,236
Accrued compensation	(291,101)	335,947
Accrued restructuring charges	813,788	—

Cash used in operating activities	(11,057,976)	(10,391,734)

Investing activities:
Purchase of marketable investment securities	(4,528,784)	(2,279,607)
Sales of marketable investment securities	8,263,762	1,700,560
Proceeds from sale of property and equipment	181,675	—
Purchase of property and equipment	(175,949)	(313,363)

Cash provided by (used in) investing activities	3,740,704	(892,410)

Financing activities:
Issuance of common shares through private placement, net	—	6,974,906
Private placement fees	(3,698)	—
Capital lease repayments	(39,667)	(7,180)

Cash (used in) provided by financing activities	(43,365)	6,967,726

Decrease in cash and cash equivalents for the period	(7,360,637)	(4,316,418)
Cash and cash equivalents, beginning of the period	9,500,921	5,562,670

Cash and cash equivalents, end of the period	$2,140,284	$1,246,252

Supplementary cash flow information:
Interest paid on financing	$3,553	$775

Non-cash financing activities:
Unrealized losses on marketable securities	$1,607	$1,960

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Nature of Operations of the Company

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. WorldHeart’s facility is located in Salt Lake City, Utah. The Company is developing the MiFlow™ VAD for use in adults and the PediaFlow® VAD for use in children and infants. All of its devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and a potentially better blood handling outcome. In July 2011, the Company announced it was restructuring its operations and had ended its efforts to commercialize the Levacor® VAD which had been the subject to an on-going bridge-to-transplant (BTT) clinical study and is now focusing its resources on developing its next-generation miniature MiFlow and PediaFlow VADs. The MiFlow VAD is designed to provide up to six liters of blood flow per minute and is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. The Company is developing the PediaFlow VAD in conjunction with a consortium under a grant provided by the National Institutes of Health (NIH).

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues, and expenses of the Company and its wholly owned subsidiaries: World Hearts Inc. and World Heart B.V. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2011 or for any future period.

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

(d) Fair Value Measurement

The Company’s financial instruments are cash and cash equivalents, marketable investment securities, accounts receivable, accounts payable, accrued liabilities, warrant liability and notes payable. The recorded values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The fair value of cash equivalents and marketable investment securities is estimated based upon quoted market prices. The fair value of the warrant liability represents its estimated fair value based upon a Black-Scholes option pricing model. The recorded values of notes payable, net of the discount, approximate the fair value as the interest approximates market rates.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

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

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has investments in marketable investment securities, primarily comprised of certificates of deposit, corporate and government municipal bonds. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC) on such deposits. Marketable investments are subject to credit risk although there are some protected by FDIC insurance. The Company invests in high-grade instruments and limits its exposure to any one issuer. The Company has no trade accounts receivable as of September 30, 2011. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. There have been no write-offs during the periods presented.

(g) Inventory

Prior to August 20, 2009, all costs associated with manufacturing the Levacor VAD and related surgical and peripheral products were expensed as research and development costs. Gross margin on sales of the Levacor VAD was higher in previous periods with the consumption and utilization of zero cost inventories. With the decision to terminate its efforts to commercialize the Levacor VAD technology in July 2011, the Company has written down its capitalized inventory to its net realizable value and expensed the difference through restructuring expense. See Notes 4 and 7.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

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

The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset. In the third quarter of 2011, the Company wrote off certain assets through restructuring expense and removed the cost basis and accumulated depreciation for assets impaired as a result of the Company’s decision to terminate the Levacor VAD clinical study totaling $195,000.

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

(k) Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to its customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of product sales were made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue was recognized from sales of the Levacor VAD in connection with the Company’s BTT clinical trial. The Company does not expect to

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

generate significant revenue in the near term due to its decision in July 2011 to end commercialization efforts on the Levacor VAD.

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

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of its trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. The Company did not incur any losses related to customer bad debts during the past three years. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was zero for both periods.

During the three and nine months ended September 30, 2011, the Company agreed to allow customers to return one and four units, respectively, which had been previously sold and paid for. This decision was made as a result of the pause in enrollment of the Company’s BTT clinical study in February 2011, expiring shelf lives of kits, as well as the July 2011 decision by the Company to terminate its efforts to commercialize the Levacor VAD. The impact of this was a reduction of revenues, net, through sales returns and allowances by approximately $92,000 and $332,000 for the three and nine months ended September 30, 2011, respectively. Three units remain on consignment as of September 30, 2011.

(l) Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, was $0 and $40,809 at September 30, 2011 and December 31, 2010, respectively. Accrued warranty is expected to be at zero in future periods with the 2011 decision by the Company to terminate its efforts to commercialize the Levacor VAD.

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

(p) Restructuring Charges

The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit adjusted risk-free discount rate applied in the initial period. On July 29, 2011, the Company announced the termination of its efforts to commercialize the Levacor VAD technology and will focus its resources on developing and commercializing its smaller, next-generation MiFlow and PediaFlow VAD. This resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce and additional restructuring charges related to inventory and equipment write-offs, contract and purchase order cancellation fees, facility related charges and clinical trial wind-down costs. Restructuring expense was $6.3 million for both three and nine months ended September 30, 2011 and restructuring expense was zero for both three and nine months ended September 30, 2010. See Note 7.

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

On February 2010, the Company announced that it was part of a consortium awarded a $5.6 million, four-year contract by the NIH to further develop the PediaFlow VAD to clinical trial readiness. For the three months ended September 30, 2011 and 2010, the Company recorded a reduction on R&D expenses of $309,000 and $67,000, respectively, related to the NIH grant. For the nine months ended September 30, 2011 and 2010, the Company recorded a reduction on R&D expenses of $1.3 million and $67,000, respectively. As of September 30, 2011 and December 31, 2010, $709,000 and $224,000, respectively, is included in other receivables related to the NIH grant.

(r) Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Effective January 1, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, the Company recorded a loss on the liquidation of foreign entity of $6.3 million during the nine months ended September 30, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. Exchange gains and losses are included in the net loss for the respective period.

(s) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). For the three and nine months ended September 30, 2011, the Company’s other comprehensive loss was $3,876 and $1,607, respectively. Other comprehensive gain and loss for the three and nine months ended September 30, 2011 is related to changes in the unrealized loss on marketable investment securities. Total comprehensive loss for the three and nine months ended September 30, 2011 was $6,958,984 and $4,422,988, respectively. For the three months ended September 30, 2010, the Company’s other comprehensive gain was $557 and for the nine months ended September 30, 2010, the Company’s other comprehensive loss was $14,409, respectively, related to changes in the unrealized gain (loss) on marketable investment securities and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 2010 was $3,258,379 and $15,719,429, respectively.

(t) Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2011 and 2010, basic earnings gain (loss) per share are the same as diluted earnings gain (loss) per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings gain (loss) per common share attributable to the Company for the three and nine months ended September 30, 2011 and 2010:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

	September 30, 2011	September 30, 2010
Gross number of shares excluded:
Warrants	13,294,260	2,862,868
Stock options	2,039,037	1,873,761

	15,333,297	4,736,629

3.	Marketable Investment Securities and Fair Value

The Company’s marketable investment securities consist primarily of investments in certificates of deposit, government municipal bonds and corporate bonds which are classified as available for sale. Marketable investment securities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$4,644,901	$206	$(857)	$4,644,250
Municipal bonds	2,103,245	1,108	(10)	2,104,343
Corporate bonds	2,195,019	—	(5,644)	2,189,375

Total marketable investment securities	$8,943,165	$1,314	$(6,511)	$8,937,968

	December 31, 2010
	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Certificates of deposit	$8,186,916	$614	$(10,029)	$8,177,501
Municipal bonds	4,732,544	6,055	(230)	4,738,369

Total marketable investment securities	$12,919,460	$6,669	$(10,259)	$12,915,870

Marketable investment securities available for sale in an unrealized loss position as of September 30, 2011 and December 31, 2010 are as follows:

	Held for less than 12 months		Held for more than 12 months
As of September 30, 2011:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$3,352,512	$(857)	$—	$—
Municipal bonds	111,262	(10)	—	—
Corporate bonds	2,189,375	(5,644)

Total marketable investment securities	$5,653,149	$(6,511)	$—	$—

	Held for less than 12 months		Held for more than 12 months
As of December 31, 2010:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$6,689,788	$(10,029)	$—	$—
Municipal bonds	252,480	(230)	—	—

Total marketable investment securities	$6,942,268	$(10,259)	$—	$—

Maturities of marketable investment securities as of September 30, 2011 and December 31, 2010 are as follows:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

	September 30, 2011		December 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,922,636	$8,917,439	$11,279,736	$11,274,668
Due after one year through five years	20,529	20,529	1,053,169	1,054,236
Due after ten years	—	—	586,555	586,966

Total marketable investment securities	$8,943,165	$8,937,968	$12,919,460	$12,915,870

The proceeds from maturities and sales of marketable securities and resulting realized gains and losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Proceeds from maturities and sales	$440,000	$—	$4,778,762	$1,460,388
Realized gains	—	—	5,095	—
Realized losses	—	—	(344)	—

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at September 30, 2011:
Cash equivalents-money market funds	$2,140,284
Certificates of deposits	—	4,644,250	—
Municipal bonds	—	2,104,343	—
Corporate bonds		2,189,375

Total cash equivalents and marketable securities	$2,140,284	$8,937,968	—

Liabilities at September 30, 2011:

Warrant liability	—	—	$1,754,250

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets at December 31, 2010:
Cash equivalents-money market funds	$9,500,921
Certificates of deposits	—	$8,177,501	—
Municipal bonds	—	4,738,369	—

Total cash equivalents and marketable securities	$9,500,921	$12,915,870	—

Liabilities at December 31, 2010:

Warrant liability	—	—	$13,569,663

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

There were no transfers between levels in the three or nine months ended September 30, 2011 and 2010.

Interest rate risk

The Company is subject to minimal interest rate risk in relation to its investments in certificates of deposits and municipal and corporate bonds as of September 30, 2011 and December 31, 2010.

Interest rate risk on debt

The Company’s debt obligations consist of $800,000 in principal remaining under a convertible note issued to LaunchPoint Technologies Inc. (LaunchPoint) which carries a fixed interest rate. The Company is not exposed to interest rate market risk on the LaunchPoint Note. The carrying value of the LaunchPoint Note approximates its fair value at September 30, 2011.

Foreign exchange risk

The Company has minimal assets and liabilities in foreign currencies; primarily the Euro dollar. The Company’s current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

4.	Inventory

As of September 30, 2011 and December 31, 2010, net inventory balances are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$—	$1,733,017
Work in progress	—	1,342,887
Finished goods	190,018	1,679,824
Reserve for obsolete inventory	—	(713,720)

Total inventory	$190,018	$4,042,008

On July 29, 2011, the Company ended its efforts to commercialize the Levacor VAD technology and as a result wrote off its inventory except for three consigned devices located in two clinical sites. Inventory on consignment at the customer sites as of September 30, 2011 and December 31, 2010 was $190,018 and $447,629, respectively. The Company expects to write off the consigned inventory as restructuring expense if it is returned to the Company upon the expiry of its shelf life.

5.	Property and Equipment

As of September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	September 30, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,719	$(46,181)	$32,538
Computer equipment & software	239,132	(125,689)	113,443
Manufacturing & research equipment	795,956	(376,615)	419,341
Leasehold improvements	374,008	(212,793)	161,215

	$1,487,815	$(761,278)	$726,537

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

	December 31, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$77,421	$(39,435)	$37,986
Computer equipment & software	256,327	(103,570)	152,756
Manufacturing & research equipment	914,780	(356,856)	557,924
Leasehold improvements	353,065	(164,935)	188,131

	$1,601,593	$(664,796)	$936,797

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $55,317 and $66,131, respectively. Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $167,648 and $294,131, respectively. In 2011, the Company wrote off certain assets as a restructuring expense and removed the cost basis and accumulated depreciation for assets no longer in service that resulted from our decision to terminate the Levacor VAD clinical study totaling $195,000. On April 1, 2010 the Company recorded one-time depreciation expense on assets with remaining net book value that had reached their respective useful life and totaling $116,725. Additionally, in 2010, the Company removed the cost basis and corresponding accumulated depreciation/amortization of assets that were no longer in service.

During the three months ended September 30, 2011, the Company entered into an agreement to sell its remaining Segmented Polyurethane Solution (SPUS) inventory and specialized SPUS reactor and equipment. The agreement requires for payments to the Company totaling $800,000. During the three months ended September 30, 2011 the Company collected $250,000 of this amount and recognized SPUS revenue of $71,000 and gain on sale of the SPUS equipment of approximately $167,000. Prior to the sale of the SPUS inventory and equipment, the net carrying value of these items was $0. The Company expects to recognize additional gain on sale and collect the remaining $550,000 upon the buyer’s acceptance of the equipment’s functionality. This is expected to occur in the fourth quarter of 2011. Subsequent to September 30, 2011, the buyer funded $250,000 of the remaining amount into an escrow account.

6.	Current Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accounts payable	$119,080	$676,890
Accrued liabilities	794,502	912,431
Accrued warranty	—	40,809

Total accounts payable and accrued liabilities	$913,582	$1,630,130

Accrued Compensation

Accrued compensation includes accruals for employee wages, board member fees, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll tax estimate, are as follows:

	September 30, 2011	December 31, 2010
Wages	$119,619	$21,731
Severance	—	61,505
Vacation	155,037	396,027
Bonuses	246,655	333,149

Total accrued compensation	$521,311	$812,412

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically in the first quarter of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officer payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. As of September 30, 2011 and December 31, 2010, accrued performance bonuses payable in cash were $246,655 and $333,149, respectively. Accrued severance related to the Company’s 2011 restructuring plan is included in Accrued Restructuring Charges (see Note 7).

7.	Restructuring Charges

On July 29, 2011, the Company announced that it ended its efforts to commercialize the Levacor VAD technology and will focus its resources on developing and commercializing its smaller, next-generation MiFlow and PediaFlow VADs. On July 26, 2011, in conjunction with this decision, the Board of Directors of the Company approved a restructuring plan that resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce. Affected employees are eligible to receive severance payments ranging between one and nine months and payment by the Company of each affected employee’s COBRA premiums for up to a similar period, in exchange for a customary release of claims against the Company. The reduction in workforce involved all functional disciplines including, research and development personnel, as well as general and administrative employees. In addition to the severance benefits noted, the Company recorded additional restructuring charges related to inventory and equipment write-offs, contract and purchase order cancellation fees, facility related charges, and clinical trial wind-down costs. The charges related to the restructuring plan during the three and nine months ended September 30, 2011 were $6.3 million in both periods. Inventory and equipment write offs include $5.1 million in inventory write off, all of which are related to the discontinued Levacor VAD, and a $195,000 loss in equipment write off specifically related to the Levacor VAD product. Associated severance charges were $844,544 and payments related to the restructuring plan will be paid primarily in the third and fourth quarters of 2011 and are anticipated to be paid in full by June 2012. Facility and related expense consist of two months of rent remaining in the California facility and related vacating and moving expenses related to the relocation of equipment and furniture to the Utah facility and were $22,602. Clinical trial wind down costs of $18,088 consists of closure fees related to its clinical research organization and other related clinical fees. Contract cancellation fees of $155,713 consist of recognition of minimum royalty obligations of $83,333 as these royalties are associated with the sublicensing of certain proprietary compounds used in the production of the Levacor VAD, with an additional $72,380 in purchase orders (P.O.) cancellation fees related to outstanding commitments on purchased goods and services associated with the Levacor VAD. The Company estimates it may incur additional restructuring expenses of up to $700,000 related to a cancellation of a contract and inventory write-offs. Although the timing and exact amounts are unknown, the Company expects to have a more definitive understanding on these additional charges by the end of 2011. Thus total anticipated restructuring charges as a result of the restructuring plan may be up to $7.0 million. The Company expects to complete this restructuring by the second quarter 2012. As a result of this restructuring, the Company will realize cost savings from the reduced headcount, as well as reduced clinical trial and manufacturing costs, including inventory build related to the Levacor VAD. However, these savings may be offset by additional hires or outside expenses that may be incurred beginning in the first half of 2012 related to the continued development of our MiFlow and PediaFlow VADs.

A summary of accrued restructuring costs is as follows:

2011 Restructuring Plan	Balance at January 1, 2011	Charged to Expense in Fiscal 2011	Cash Paid	Non-Cash	Balance at September 30, 2011

Inventory and equipment write downs	$—	$5,258,480	$—	$5,258,480	$—
Severance	—	844,544	194,308	—	650,236
Facility related expense	—	22,602	16,066	—	6,536
Clinical trial wind down costs	—	18,088	6,250	—	11,838
Contract and purchase order cancellation fees	—	155,713	10,535	—	145,178

Total	$—	$6,299,427	$227,159	$5,258,480	$813,788

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

8.	Equity and Debt Transaction

LaunchPoint Note

On December 2, 2009, (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. On December 2, 2010, the first twenty percent of the note plus accrued interest totaling $245,000 became due, and the Company issued 101,282 restricted shares of its common stock to LaunchPoint. As of September 30, 2011, the current and long term portions of the note are $186,256 and $462,616, respectively, net of a total discount of $151,128.

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

Prior to the reincorporation of the Company from Canada to Delaware, the Company had recorded $6.3 million cumulative translation adjustment related to the conversion of foreign subsidiaries into the reporting currency. As a result of the reincorporation from Canada to Delaware and subsequent liquidation of the Company’s entity in Canada, the Company recorded a $6.3 million non-cash loss on the liquidation of foreign subsidiary during the nine months ended September 30, 2010 and wrote off the balance of cumulative translation adjustment.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

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

For both periods ended September 30, 2011 and December 31, 2010, the Company had 11,850,118 warrants outstanding to purchase an equal number of common stock from the October Offering. The fair value of these warrants on September 30, 2011 and December 31, 2010 was determined using the Black-Scholes option pricing model as defined in the October Offering with the following Level 3 inputs:

	September 30, 2011	December 31, 2010
Risk-free interest rate	0.69%	2.19%
Expected life in years	4.05	4.80
Dividend yield	—	—
Volatility	100%	60%
Stock price	$0.39	$2.25

During the three and nine months ended September 30, 2011, a change in fair value of $1.5 million and $11.8 million, respectively, related to the October Offering warrants was recorded as a gain on change in fair value of warrant liability in the Company’s condensed consolidated statement of operations. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Balance at December 31, 2010	$13,569,663
Change in fair value of common stock warrants during the nine months ended September 30, 2011	(11,815,413)

Balance at September 30, 2011	$1,754,250

9.	Shareholders’ Equity

Common Stock

Authorized common shares of the Company consist of 50.0 million shares of common stock with a par value of $.001 per share.

Preferred Stock

Authorized preferred shares of the Company consist of 1.0 million shares of preferred stock with a par value of $.01 per share. The Company had no outstanding preferred shares at September 30, 2011 and December 31, 2010.

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

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other stock based awards, in addition to stock options. On June 23, 2011, during the Company’s Annual Shareholders’ Meeting, an amendment to the Incentive Plan to increase the maximum number of common shares that may be issued under the Incentive Plan from 2,166,667 to 2,916,667 was approved. As of September 30, 2011, there were 2,039,037 option shares outstanding and 877,630 shares are available for future grants under the Incentive Plan.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months and nine months ended September 30, 2011 and 2010 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three and nine months ended September 30, 2011, and 2010, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling, general and administrative	$178,925	$195,873	$456,312	$620,081
Research and development	190,684	163,706	608,340	545,797

Total	$369,609	$359,579	$1,064,652	$1,165,878

As of September 30, 2011, $2.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a period of approximately 16 quarters.

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common stock that were in the money at September 30, 2011. At September 30, 2011, the aggregate intrinsic value of all outstanding options was zero with a weighted average remaining contractual term of approximately seven years. Of the 2,039,037 outstanding options, 1,065,027 options were vested and exercisable, with a weighted average remaining contractual life of 5.2 years and 974,010 options were unvested, with a weighted average remaining contractual life of 8.9 years. No options were exercised under the Company’s Incentive Plan during the three and nine months ended September 30, 2011 and 2010.

The following table summarizes stock option and warrant activity for the nine months ended September 30, 2011:

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

	Employees		Non-Employees
	Options	Weighted average exercise price	Options	Weighted average exercise price	Warrants	Weighted average exercise price	Total options and warrants
Outstanding at
December 31, 2010	1,719,554	$5.92	127,801	$10.85	14,712,986	$2.84	16,560,341
Granted	290,300	1.66	30,000	1.65			320,300
Forfeited	(8,333)	3.14	—	—	—	—	(8,333)
Outstanding at							—

March 31, 2011	2,001,521	$5.29	157,801	$9.10	14,712,986	$2.84	16,872,308
Granted	347,000	0.99	—	—	—	—	347,000
Cancelled	(8,634)	3.75	—	—	(1,418,726)	4.90	(1,427,360)
Forfeited	(21,269)	3.01	—	—	—	—	(21,269)
Outstanding at							—

June 30, 2011	2,318,618	$4.67	157,801	$9.10	13,294,260	$2.62	15,770,679
Granted	8,800	0.44	—	—	—	—	8,800
Cancelled	(24,572)	3.72	—	—	—	—	(24,572)
Forfeited	(421,610)	2.46	—	—	—	—	(421,610)
Outstanding at

September 30, 2011	1,881,236	$5.16	157,801	$9.10	13,294,260	$2.62	15,333,297

Valuation Assumptions

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. During the three months ended September 30, 2011 and 2010, 8,800 and 81,500 stock options were granted, respectively. During the nine months ended September 30, 2011 and 2010, 676,100 and 435,573 stock options were granted, respectively. The weighted average fair value of the options granted during the three months ended September 30, 2011 and 2010 was $0.39 and $2.59, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2011 and 2010 was $1.09 and $3.37, respectively. For three and nine months ended September 30, 2011 and 2010, the following weighted average assumptions were utilized:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010

Average risk free interest rate	1.20%	2.25%	2.10%	2.50%

Expected life (in years)	6.1	6.0	6.1	6.0

Expected volatility	127%	126%	130%	130%

Dividend yield	0%	0%	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company used a term of 5.5 years for Board of Director stock option grants and 6.08 years for all employee stock options granted during the three months ended September 30, 2011. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

Gain on change in fair value of warrant liability

The Company recorded a $1.5 million and $11.8 million non-cash gain on change in fair value of warrant liability during the three and nine months ended September 30, 2011, respectively, related to warrants issued in its October 2010 Offering. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding during the three and nine months ended September 30, 2010. The warrant

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements – continued

liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate.

10.	Recent Accounting Pronouncement Update

In June 2011, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement ASC Topic 820 — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company”. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2010, prepared in accordance with U.S. GAAP, included in our Annual Report on form 10-K for the fiscal year ended December 31, 2010. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our need for additional significant financing in the future; our ability to realize the benefits of our cost control measures and restructuring initiatives; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the MiFlow™ VAD and the PediaFlow® VAD; our dependence on a limited number of products; our ability to manufacture, sell and market our products; decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy (DT) adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition, timing of restarting or completing our clinical studies, and future product development by competitors; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2011.

OVERVIEW

Our business is focused on the development and commercialization of ventricular assist devices (VADs) for adults, children and infants suffering from heart failure. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. VADs are used for treatment of patients with severe heart failure, including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant (BTT) therapy involves implanting a VAD in a transplant eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination (DT) therapy is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD. We have been developing the Levacor® VAD and MiFlow™ VAD for use in adults and the PediaFlow® VAD for use in children and infants. All of our devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and potentially better blood handling results. In July 2011, the Company announced it was restructuring its operations and had ended its efforts to commercialize the Levacor VAD which had been the subject to an on-going bridge-to-transplant (BTT) clinical study and is now focusing our resources on developing our smaller, next-generation technologies of the PediaFlow and MiFlow VADs. With the lengthening Levacor VAD BTT clinical study delays associated with the previously announced device refinements, we did not believe the Levacor VAD could be competitively commercialized. In conjunction with this decision, we also reduced our workforce by 42% and recognized significant restructuring expenses in the third quarter 2011. We previously enrolled fifteen subjects in the Levacor VAD BTT study with three subjects still being supported by the Levacor VAD. We will continue to provide technical support to existing

Levacor VAD recipients and clinical centers as we transition our research and development efforts to the MiFlow and PediaFlow VADs.

We, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing the PediaFlow VAD, a small magnetically levitated, rotary pediatric VAD. The PediaFlow VAD is intended for use in children and infants and has been primarily funded by the National Institutes of Health (NIH). The PediaFlow VAD has evolved through a series of four prototype designs of decreasing size and enhanced efficiency. The most recent design is comparable to the size of an AA battery. The PediaFlow VAD has demonstrated biocompatibility in chronic animal implants and laboratory tests, including low levels of hemolysis (breakdown of red blood cells), fibrinogen and platelet activation. Currently in the final stages of development, the PediaFlow VAD is being assembled for pre-clinical verification testing in preparation for an NIH-sponsored clinical trial.

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

The technology embodied in the PediaFlow VAD forms the basis for our small, minimally invasive VAD, the MiFlow VAD. The MiFlow VAD is designed to provide up to 6 liters of blood flow per minute and, is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. Like the PediaFlow VAD, the MiFlow VAD has a fully magnetically levitated rotor with optimized blood path (wide clearances and, consequently, reduced shear rates). We believe that the biocompatibility benefits of magnetic levitation that have been demonstrated clinically by the Levacor VAD, namely preservation of the von Willebrand factor, will also be seen with the MiFlow VAD. The MiFlow VAD’s small size, slightly larger than the size of an AA-battery, should allow non-sternotomy placement using less invasive surgery techniques, which would result in faster recovery and a shorter hospital stay for patients. The entire MiFlow VAD is designed to fit within the inflow cannula which will allow the MiFlow VAD to be placed within the ventricle, minimizing blood contacting surface area and facilitating optimal device placement and orientation. Conversely we may elect to implant the MiFlow VAD extra-ventricular.

We are currently working on a MiFlow VAD prototype and expect to begin conducting animal studies with the MiFlow VAD by mid-2012 and first-in-many clinical trials by the end of 2013, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. In addition, we are exploring various strategic options to accelerate our development of the MiFlow VAD.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue, net	$(21)	$724	$(143)	$1,747
Cost of goods sold	55	(884)	(1,550)	(1,749)

Gross profit (loss)	34	(160)	(1,693)	(2)

Operating expenses
Research and development	1,479	1,955	5,685	5,970
Selling, general and administrative	832	1,112	2,689	3,341
Restructuring charges	6,299	—	6,299	—

Total operating expenses	8,610	3,067	14,673	9,311

Operating loss	(8,576)	(3,227)	(16,366)	(9,313)

Other income (expenses)
Foreign exchange loss	—	—	—	(12)
Investment and other income	15	4	50	13
Gain on sale of marketable investments, net	—	—	5	—
Loss on liquidation of foreign entity	—	—	—	(6,286)
Gain on change in fair value of warrant liability	1,469	—	11,815	—
Gain on sale of property and equipment, net	167	—	167	—
Interest expense	(30)	(36)	(92)	(107)

Net loss applicable to common shareholders	$(6,955)	$(3,259)	$(4,421)	$(15,705)

Weighted average number of common shares outstanding:

Basic and diluted	26,682	14,731	26,682	14,601

Basic and diluted loss per common share	$(0.26)	$(0.22)	$(0.17)	$(1.08)

Revenue, net: Sales of Segmented Polyurethane Solution (SPUS) accounted for our revenue during the three months ended September 30, 2011, whereas, Levacor VAD implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the nine months ended September 30, 2011 and 2010. Additionally, allowances for actual returns reduced revenue recognized.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Three Months Ended September 30,
	2011			2010
	Amount	% of Total	Units	Amount	% of Total	Units
Levacor product revenues:
Implant kits	$—	—	—	$650	90%	8
Peripherals	—	—		74	10%

Total product revenue	—	0%		724	100%

Sales, returns and allowances	(92)			—
SPUS revenues	71			—

Revenue, net	$(21)			$724

We recognized negative net revenue of $21,000, during the three months ended September 30, 2011, compared to net revenue of $724,000 during the three months ended September 30, 2010. Negative net revenue for the three months ended September 30, 2011 is the result of our decision to allow the return of one Levacor VAD implant kit as part of our decision to terminate all further commercialization efforts on the Levacor VAD which had previously been sold to a clinical center, offset by $71,000 in SPUS revenue. We do not expect to sell any SPUS. We also do not expect the return of Levacor VAD implant kits in the future as all kits currently in centers are provided via consignment. Net revenue for the three months ended September 30, 2010 relates primarily to the sale of eight Levacor VAD implant kits and related peripherals.

	Nine Months Ended September 30,
	2011			2010
	Amount	% of Total	Units	Amount	% of Total	Units
Levacor product revenues:
Implant kits	$85	72%	1	$1,467	84%	18
Peripherals and other	33	28%		280	16%

Total product revenue	118	100%		1,747	100%

Sales, returns and allowances	(332)		-4	—		—

SPUS revenues	71			—

Revenue, net	$(143)			$1,747

We recognized negative net revenue of $143,000 during the nine months ended September 30, 2011, compared to net revenue of $1.7 million during the nine months ended September 30, 2010. Negative net revenue during the nine months ended September 30, 2011 is primarily the result of our decision to allow the return of four implant kits as part of our decision in July 2011 to terminate all further commercialization efforts on the Levacor VAD which had previously been sold to two clinical centers, offset by $71,000 in SPUS revenue. We do not expect to sell any SPUS in the future. We also do not expect the return of Levacor VAD implant kits in the future as all kits currently in centers are provided via consignment. Net revenue for the nine months ended September 30, 2010 relates primarily to the sale of eighteen Levacor VAD implant kits and related peripherals.

Cost of goods sold: For the three months ended September 30, 2011, we recognized negative cost of goods sold of $55,000 compared to cost of goods sold of $884,000 for the same period in 2010. Negative cost of goods sold for the three months ended September 30, 2011 consisted primarily of the cost of one Levacor VAD implant kit returned during the period. Cost of goods sold for the three months ended September 30, 2010 included the costs associated with the sale of eight implant kits and minimum annual royalty payments payable to our collaborative partners. For the nine months ended September 30, 2011, cost of goods sold was $1.5 million compared to cost of goods sold of $1.7 million for the same period in 2010. For the nine months ended September 30, 2011, cost of goods sold consisted of the costs associated with the sale of one Levacor VAD implant kit as well as minimum annual royalties, allowances for obsolescence reserves and amortization of negative manufacturing variances, offset by the cost of four Levacor VAD implant kits which were returned during the period. For the nine months ended September 30, 2010, cost of goods sold included the costs associated with the sale of eighteen Levacor VAD implant kits as well as minimum annual royalties payable to several of our collaborative partners and other costs related to the manufacture of our Levacor VAD. Although we only sold one implant kit during the nine months ended September 30, 2011 compared to eighteen kits during the nine months ended September 30, 2010, the pause in the BTT study and subsequent decrease in production volume caused total costs of goods sold to remain relatively constant between period, due primarily to allowances for obsolescence reserves, amortization of negative manufacturing variances, and minimum royalties payable.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities. Our Oakland facility was closed during the three months ended September 30, 2011as part of our restructuring announced in July 2011. Additionally, a portion of our research and development expenses are offset by amounts reimbursed to us as part of the cost sharing agreement for the development of PediaFlow with the NIH.

Research and development expenses for the three months ended September 30, 2011 decreased by $476,000, or 24%, compared with the three months ended September 30, 2010. The decrease is primarily due to the following: a decrease in payroll related costs resulting from our July 2010 Restructuring Plan ($497,000), a decrease in research and clinical activities related to the Levacor VAD ($430,000), a decrease in facility related expenses resulting from our July 2011 Restructuring Plan and the shutdown of the Oakland manufacturing site in 2010 ($111,000), a decrease in consulting fees ($82,000), a decrease in travel and entertainment related expenses ($66,000), a decrease in legal fees ($40,000), a decrease in depreciation due primarily to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($12,000), offset by a decrease in capitalized manufacturing and overhead expense associated with the Levacor VAD production ($735,000) and an increase in stock based compensation ($27,000). We incurred and expect to be reimbursed $309,000 under our cost-sharing agreement with the NIH for the PediaFlow VAD relating to labor, benefits, consulting, including services provided by subcontractors, and materials and supplies expenses compared to $67,000 for the same period in 2010. For the three months ended September 30, 2011 and 2010, we recorded $191,000 and $164,000, respectively, in stock-based compensation expense.

Research and development expenses for the nine months ended September 30, 2011 decreased $285,000, or 5%, compared with the nine months ended September 30, 2010. The decrease is primarily related to the following: a decrease in research and clinical activities, primarily related to the discontinuance of the Levacor BTT study ($336,000), a reduction in office and administrative related expense ($132,000), a decrease in depreciation due primarily to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($103,000), a decrease in travel and entertainment related expenses ($77,000), a decrease in facility costs resulting from our July 2011 Restructuring Plan and the shutdown of the Oakland manufacturing site in 2010 ($71,000), offset by an increase in consulting fees associated with the development of our next generation devices, the MiFlow and PediaFlow VADs ($304,000), an increase in legal fees related to our patents and intellectual property ($65,000), an increase in stock based compensation ($62,000), an increase in payroll related costs ($27,000) and an increase in capitalized manufacturing and overhead expense associated with the Levacor VAD production ($25,000). We incurred and expect to be reimbursed $1.3 million under our cost-sharing agreement with the NIH for the PediaFlow VAD relating to labor, benefits, consulting, including services provided by subcontractors, and materials and supplies expenses compared to $67,000 for the same period in 2010. For the nine months ended September 30, 2011 and 2010, we recorded $608,000 and $546,000, respectively, in stock-based compensation expense.

Research and development expenses are expected to decrease for the balance of 2011 as compared with the first nine months of 2011due to the termination of our Levacor VAD BTT clinical study in July 2011. We will continue to incur significant research and development expenses in the future, however, as we accelerate the development of our smaller next-generation devices, the PediaFlow and MiFlow VADs.

Selling, general and administrative: Selling, general and administrative expenses consist primarily of payroll and related expenses for executives, sales, accounting, human resource and administrative personnel. Selling expenses primarily consist of payroll and related expenses and marketing and trade show costs. Our administrative expenses include professional fees, investor communication expenses, insurance premiums, public reporting costs and general corporate expenses.

The composition of selling, general and administrative expenses in thousands ($000’s) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Selling	$17	$176	$(27)	$494
General and administrative	815	936	2,716	2,847

Total	$832	$1,112	$2,689	$3,341

Selling expenses for the three months ended September 30, 2011 decreased by $159,000, compared with the three months ended September 30, 2010. The decrease is due to a reduction in personnel and related expenses ($161,000), offset by an increase in stock based compensation ($2,000). During the three months ended September 30, 2011, we recorded $17,000 compared to $15,000 of stock based compensation expense for the same period in 2010.

Selling expenses for the nine months ended September 30, 2011 decreased by $521,000 compared with the nine months ended September 30, 2010. The decrease is due to the following: a reduction in personnel and related expenses ($318,000), the forfeiture of stock based compensation ($96,000), a decrease in legal services relating our licensing and collaborative agreements ($66,000), a decrease in marketing and promotional activities including participation in trade conferences ($38,000) and a decrease in office related expenses ($3,000). For the nine months ended September 30, 2011, we recorded a $27,000 reversal relating to the forfeiture in stock based compensation expense compared to $69,000 of stock based compensation expense for the same period in 2010.

General and administrative expenses for the three months ended September 30, 2011 decreased by $121,000, or 13%, compared with the three months ended September 30, 2010. The decrease is primarily due to a decrease in consulting services ($80,000), a decrease in travel related costs as a result of no financing efforts in 2011 ($32,000), a decrease in stock based compensation ($19,000) and a decrease in general office and administrative related expense ($7,000), offset by an increase in professional service fees ($17,000). During the three months ended September 30, 2011 and 2010, we recorded $162,000 and $181,000, respectively, in stock-based compensation expense.

General and administrative expenses for the nine months ended September 30, 2011 decreased by $131,000, or less than 4%, compared with the nine months ended September 30, 2010. The decrease is primarily due to the following: a decrease in consulting services ($161,000), a reduction in stock based compensation ($68,000), a decrease in travel and entertainment ($51,000), a decrease in depreciation primarily due to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($23,000), and a decrease in general office and administrative related costs ($17,000) offset by an increase in accounting and professional and legal fees ($184,000) and an increase in payroll related expense ($5,000). For the nine months ended September 30, 2011 and 2010, we recorded $483,000 and $551,000, respectively in stock-based compensation expense. General and administrative expenses are expected to decrease in the future due to the restructuring that was announced in July 2011.

Restructuring costs: On July 29, 2011, the Company announced that it ended its efforts to commercialize the Levacor VAD technology and will focus its resources on developing and commercializing its smaller, next-generation MiFlow and PediaFlow VADs. In conjunction with this decision, the Board of Directors approved a restructuring plan that resulted in a reduction in our workforce of approximately 21 full-time positions, or approximately 42% of our workforce. In addition to the severance and other termination benefits ($845,000), we recorded additional non-cash restructuring charges related to inventory and equipment write-downs ($5.3 million), facility related charges ($23,000), clinical trial wind-down costs ($18,000) and contract and purchase order cancellation fees ($156,000). Restructuring costs for the three and nine months ended September 30, 2011 were $6.3 million for both periods. There were no corresponding restructuring costs in 2010.

We expect we may incur additional restructuring expenses of up to $700,000 related to a cancellation of a contract and inventory write-offs. Although the timing and exact amounts are unknown, we expect to have a more definitive idea on these additional charges by the end of 2011. Thus total anticipated restructuring charges as a result of the restructuring plan may be up to $7.0 million. We expect to complete this restructuring by the second quarter 2012. As a result of this restructuring, we will realize cost savings from the reduced headcount as well as reduced clinical trial and manufacturing costs, including inventory build, related to the Levacor VAD. However, these savings may be offset by additional hires or outside expenses that may be incurred beginning in the first half of 2012 related to the continued development of our MiFlow and PediaFlow VADs.

Foreign exchange gain (loss): There was no gain or loss related to foreign exchange transactions for the three and nine months ended September 30, 2011, and for the three months ended September 30, 2010. Foreign exchange transactions for the nine months ended September 30, 2010 resulted in a $12,000 loss. Gains and losses relate primarily to fluctuations in the relative value of the U.S. dollar compared with the Euro. We do not anticipate significant fluctuations of foreign exchanges gains and losses in the future due to the minimal activities in our foreign subsidiary.

Investment and other income: Investment and other income for the three months ended September 30, 2011 was $15,000 compared to $4,000 for the three months ended September 30, 2010. Investment and other income for the nine months ended September 30, 2011 was $50,000 compared to $13,000 for the same period in 2010. Investment and other income during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 is higher primarily due to higher average investment balances as a result of the completed private placement of our common stock in October 2010. We anticipate our investment income to decrease in future periods as a result of consumption of cash to fund operations.

Gain on sale of marketable securities, net: We recorded a gain on the sale of marketable investment securities of zero and $5,000 during the three and nine months ended September 30, 2011 related to the sale of certain marketable investment securities. No similar gains were recorded during the other periods.

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

Gain on change in fair value of warrant liability: We recorded a $1.5 million and $11.8 million non-cash gain on change in fair value of warrant liability during the three and nine months ended September 30, 2011, respectively, related to warrants issued in our October 2010 Offering. The warrants were classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding during the three and nine months ended September 30, 2010. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

Gain on disposal of property and equipment, net: We recorded a $167,000 gain during the three and nine months ended September 30, 2011 primarily related to the sale of our SPUS reactor and related equipment in July 2011. We expect to record additional gains on the sale of the SPUS reactor and equipment in the future when the purchaser achieves certain installation milestones. There were no comparable transactions during the three and nine months ended September 30, 2010.

Interest expense: During the three months ended September 30, 2011, we recorded interest expense of $30,000 compared with $36,000 during the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest expense was $92,000 compared to $107,000 with the nine months ended September 30, 2010. Interest expense recorded in 2011 and 2010 primarily relates to the effective interest rate on the note issued to LaunchPoint in December 2009 under the LaunchPoint Agreement. The decrease in interest expense between periods is a result of the principal balance of the LaunchPoint Note decreasing over time with payments made each year in December.

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

At September 30, 2011, we had cash and cash equivalents of $2.2 million and $8.9 million in available-for-sale investment securities totaling $11.1 million, compared to a total of $22.4 million as of December 31, 2010. For the nine months ended September 30, 2011, cash used in operating activities was $11.1 million, consisting primarily of the net loss for the period of $4.4 million, $5.1 million in inventory write off, $195,000 loss on disposal of property and equipment, $1.1 million for non-cash stock compensation expense, $246,000 in amortization of the premium of marketable securities, $168,000 for amortization and depreciation, and $89,000 for non-cash interest on the LaunchPoint Note, offset by $167,000 gain on sale of property and equipment, $5,000 for realized gain on marketable investment securities and $11.8 million non-cash gain on change in fair value of warrant liability. Additionally, working capital changes consisted of cash decreases related to a $240,000 increase in trade and other receivables, a $1.2 million increase in inventory, a $701,000 decrease in accounts payable and accrued liabilities, and a $291,000 decrease in accrued compensation, offset by cash increases related a $154,000 decrease in prepaid expenses and a $814,000 increase in accrued restructuring.

For the nine months ended September 30, 2011, cash provided by investing activities was $3.7 and million related primarily to the net sale of marketable investment securities of $3.7 million, $182,000 in proceeds from sale of property and equipment offset by $176,000 in the purchase of property and equipment. For the nine months ended September 30, 2011, cash used in financing activities was $43,000 relating primarily to principal payments on capital leases.

For the nine months ended September 30, 2010, cash used in operating activities was $10.4 million, consisting primarily of the net loss for the period of $15.7 million, offset by $6.3 million for the non-cash loss on the liquidation of foreign entity, $1.2 million for non-cash stock compensation expense, $73,000 for non-cash imputed interest on debt and $294,000 for amortization and depreciation expense. Additionally, working capital changes consisted of cash decreases related to a $442,000 increase in trade accounts receivable and other receivables, $22,000 increase in prepaid expenses and other current assets, a $2.5 million increase in inventory. Additionally, working capital changes consisting of and cash increases related to a $336,000 increase in accrued compensation and $137,000 increase in accounts payable and accrued liabilities. For the nine months ended September 30, 2010, cash used in investing activities was $892,000 relating primarily to the net purchase of marketable investment securities for $579,000 and the purchase of property and equipment for $313,000. For the nine months ended September 30, 2010, cash provided by financing activities was $7.0 million related primarily to net proceeds from the issuance of common stock in a private placement.

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through mid 2012. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research and development activities. In July 2011, we announced that we were ended our efforts to commercialize the Levacor VAD technology and were focusing our resources on the development and commercialization of our next-generation miniature MiFlow and PediaFlow VADs. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned development needs, restructure operations further and reduce costs, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

OFF- BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special purposed entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Section 229.305(e) of Regulation S-K, we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective. As required by U.S. Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, or in the Company’s Quarterly Report filed on Form 10-Q for the three months ended June 30, 2011, in which the risk factors were amended and restated in their entirety.

Risk Factors Relating to Our Common Stock

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

On August 15, 2011, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 13, 2012, to regain compliance. If we do not regain compliance with Rule 5550(a)(2) by February 13, 2012, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of ours intention to cure the deficiency during the second compliance period. There is no assurance that we will be able to cure the minimum bid price rule deficiency.

During 2010, 2009 and 2008, we have received notices from the NASDAQ Stock Market stating non-compliance with various listing maintenance requirements. On February 1, 2010, we received a NASDAQ Staff Deficiency Letter notifying us that we did not comply with the independent audit committee requirements set forth in NASDAQ Listing Rule 5605. On October 28, 2008 and August 31, 2009, we received letters from the NASDAQ Staff notifying us that we failed to maintain a minimum of 500,000 publicly held shares requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5550(a)(4). We have had difficulties maintaining compliance in the past and we might not be able to maintain compliance with all minimum listing requirements in the future. If we do not meet NASDAQ’s continued listing requirements NASDAQ may take action to delist our common stock. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

(*)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: November 10, 2011	/s/ J. Alex Martin
J. Alex Martin, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2011	/s/ Morgan R. Brown
Morgan R. Brown, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)