Form 10-K
period 2011-12-31
WORLD HEART CORP
filed 2012-03-30
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2011 was $7,690,253. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of March 30, 2012 was 27,517,749.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company, which will be filed no later than 120 days after December 31, 2011.

PART I

Item 1.	Business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the Securities Act) and Section 21E of the United States Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including statements regarding our expectations with respect to future development plans for our current product candidates, the MiFlow™ VAD and PediaFlow™ VAD; the timing and scope of pre-clinical testing and clinical studies; our ability to secure additional funding or to form strategic partnerships; our cost reduction efforts and their impact on our ability to maintain operations; as well as other statements that can be identified by the use of forward-looking language, such as “believe,” “feel,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “anticipate,” or “intend” or the negative of those terms, or by discussions of strategy or intentions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results and performance expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

•	our ability to complete our contemplated merger with Heartware;

•	our ability to continue as a stand-alone entity;

•	costs and development timelines associated with the development of our current product candidates, including the MiFlow™ VAD and the PediaFlow® VAD;

•	our need for additional significant financings in the future;

•	our ability to manufacture, sell and market our products;

•	decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our products;

•	competition from other products and therapies for heart failure;

•	continued slower than anticipated Destination Therapy adoption rate for VADs;

•	limitations on third-party reimbursements;

•	our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products;

•	our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property;

•	our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products;

•	our ability to remain listed on the NASDAQ Capital Market; and

•	other factors we discuss under the heading “RISK FACTORS.”

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CORPORATE STRUCTURE

World Heart Corporation, (Corporation or Company) and collectively with its subsidiaries (WorldHeart), was incorporated by articles of incorporation under the laws of the Province of Ontario on April 1, 1996. On

December 14, 2005, WorldHeart filed articles of continuance and continued under the laws of Canada. On January 1, 2010 WorldHeart changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a plan of arrangement. Our corporate office is located at 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah, USA, 84116 and our office telephone number is 801-355-6255.

Intercorporate Relationships

World Hearts Inc. (WHI) is a wholly owned subsidiary, incorporated under the laws of the State of Delaware on May 22, 2000. WHI acquired the assets and liabilities of the Novacor division of Edwards in June 2000, and is primarily responsible for current product development, including product development work on our MiFlow VAD and our PediaFlowVAD.

World Heart B.V. (WHBV) is a wholly-owned subsidiary, incorporated under the laws of the Netherlands on March 5, 2004. On October 30, 2007 ownership of WHBV was transferred from World Heart Corporation to World Hearts Inc. WHBV has been responsible historically for European clinical trials and European commercialization of product candidates and devices. WHBV currently has limited activities.

7210914 Canada Inc. is a wholly-owned subsidiary, incorporated under the laws of Canada in 2009. 7210914 Canada Inc. maintains certain Canadian intellectual property.

BUSINESS OF WORLDHEART

The Corporation

Our business is focused on the development and commercialization of ventricular assist devices (VADs) for adults, children and infants suffering from heart failure. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. VADs are used for treatment of patients with severe heart failure including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant (BTT) therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination Therapy (DT) is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery (BTR) involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD. We are developing the MiFlow VAD for use in adults and the PediaFlow VAD for use in children and infants. All of our devices in development use a magnetically levitated rotor resulting in no moving parts subject to wear and potentially better blood handling results. In July 2011, the Company announced it was restructuring its operations and had ended its efforts to commercialize the Levacor® VAD which had been the subject to an on-going BTT clinical study. We are now focusing our resources on developing our smaller, next-generation of the MiFlow VAD. With the lengthening Levacor VAD BTT clinical study delays associated with the previously announced device refinements, we did not believe the Levacor VAD could be competitively commercialized. In conjunction with this decision, we also reduced our workforce by 42% and recognized significant restructuring expenses in the third quarter 2011. We previously enrolled fifteen subjects in the Levacor VAD BTT study with three subjects still being supported by the Levacor VAD. We will continue to provide technical support to existing Levacor VAD recipients and clinical centers as we transition our research and development efforts to the MiFlow VAD.

We, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD, the PediaFlow VAD. The PediaFlow VAD is intended for use in children and infants and has been primarily funded by the National Institutes of Health (NIH). The PediaFlow VAD has evolved through a series of four prototype designs of decreasing size and enhanced efficiency. The most recent design is comparable to the size of an AA battery. The PediaFlow VAD has demonstrated biocompatibility in chronic animal implants and laboratory tests, including low levels of hemolysis (breakdown of red blood cells), fibrinogen and platelet activation. Currently in the final stages of development, the PediaFlow VAD is being assembled for pre-clinical verification testing. NIH funding of research and development on the PediaFlow VAD ended January 14, 2012. Future funding by the NIH may be available once clinical trials commence with the PediaFlow VAD. The consortium has suspended all future development associated with the PediaFlow VAD, except for additional animal implants which are anticipated to occur in the first half of 2012.

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

The technology embodied in the PediaFlow VAD forms the basis for our small, minimally invasive VAD, the MiFlow VAD. The MiFlow VAD is designed to provide up to 6 liters of blood flow per minute and is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. Like the PediaFlow VAD, the MiFlow VAD has a magnetically levitated rotor with an optimized blood path (wide clearances and, consequently, reduced shear rates). We believe the biocompatibility benefits of magnetic levitation that have been demonstrated clinically by the Levacor VAD, namely preservation of the von Willebrand factor, will also be seen with the MiFlow VAD. The MiFlowVAD’s small size, slighter larger than the size of an AA-battery, should allow non-sternotomy placement using less invasive surgery techniques, which would result in faster recovery and shorter hospital stay for patients. The entire MiFlow VAD is designed to fit within the inflow cannula which will allow the MiFlow VAD to be placed within the ventricle, minimizing blood contacting surface area and facilitating optimal device placement and orientation or implanted within the thorax in proximity to the heart.

We are currently working on a MiFlow VAD prototype and expect to begin conducting animal studies with the MiFlow VAD, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. In addition, we are exploring various strategic options to accelerate our development of the MiFlow VAD. MiFlow development activities are currently focused on pump design, rather than peripherals, including the controller, batteries, and base units.

On February 23, 2012, we announced a workforce reduction (2012 Restructuring Plan) in an effort to preserve cash and reduce the Company’s fixed operating costs as we explore various corporate strategic options. The approved restructuring plan resulted in a reduction in its workforce of approximately 19 full-time positions and 1 part-time position, or approximately 77% of our workforce. We have three research and development personnel post the 2012 Restructuring Plan that continue to move forward the development work on the MiFlow VAD with the aid of outside consultants and contractors.

On March 29, 2012, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with Heartware International Inc., or Heartware, which sets forth the terms and conditions of the proposed merger of WorldHeart and Heartware. Under the terms and subject to the conditions set forth in the Merger Agreement, Heartware will either issue, and stockholders of WorldHeart will receive, shares of Heartware common stock or cash, at Heartware’s election, that will approximate $8.0 million at closing. Pursuant to the Merger Agreement, WorldHeart will merge with and become a subsidiary of Heartware. We currently plan to complete the proposed merger during the second quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger because it is subject to governmental and regulatory review processes and other conditions, many of which are beyond our control. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the US Tax Code if Heartware elects to purchase the Company with stock. The merger is subject to customary closing conditions, including approval by our stockholders.

Three-Year History

On July 29, 2011, we announced the termination of our efforts to commercialize the Levacor VAD technology and our switch in focus to developing and commercializing our smaller, next-generation MiFlow and Pedia Flow VADs. In conjunction with this announcement, we restructured our business and reduced our workforce by 42%.

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

On February 4, 2010, we announced that we were part of a consortium awarded a $5.6 million, 4-year contract by the NIH to further develop the PediaFlow VAD to clinical trial readiness. The PediaFlow VAD has evolved through design and development with funding from a previous NIH contract, and supplemental funding and technology contributions from WorldHeart. This device is now approximately the size of an AA battery.

On January 26, 2010, we completed a private placement of common stock and warrants to purchase common stock. Net proceeds from the offering were approximately $7.0 million. We issued an aggregate of 1,418,726 newly-issued shares of common stock at an issue price of $5.15 per share and warrants to purchase up to 2,837,452 additional shares of common stock at an exercise price of $4.90 per share.

Our Products

Our products in development include the PediaFlow VAD for infants and children and the MiFlow VAD for adults. Future development of the PediaFlow VAD has been suspended in early 2012, except for additional animal implants which are anticipated to occur in the first half of 2012. Additional research and development of the MiFlow VAD has been reduced to focusing on pump design only post our 2012 Restructuring Plan. Specifically:

•

The PediaFlow VAD is a small, magnetically levitated, axial rotary VAD intended for use in infants and children and is currently under development by a consortium, including us. Development through 2011 was funded primarily by the NIH, under a contract awarded to the University of Pittsburgh, with supplemental funding and technology contributions from us.

•

The MiFlow VAD is based on the technology incorporated in the PediaFlow VAD, as well as internal and external design features from the Levacor VAD. It is intended to provide partial to full circulatory support in adult patients in both an earlier stage of heart failure than currently used VADs as well as late-stage heart failure patients.

PediaFlow VAD

The PediaFlow VAD is a small, magnetically levitated, axial rotary VAD intended for use in infants and children. It is currently under development by a consortium, consisting of WorldHeart, the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon and LaunchPoint. Development through 2011was primarily being funded by the NIH under two contracts awarded to the University of Pittsburgh, one in 2002 and the second in 2010. NIH funding of research and development on the PediaFlow VAD ended on January 14, 2012. Future funding may be available once clinical trials commence with the PediaFlow VAD. The PediaFlow is based on the proprietary maglev technology incorporated in the Levacor VAD. Prototype devices have been successfully tested in acute and chronic animal implants. In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that affect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device. The consortium has suspended all future development associated with the PediaFlow VAD, except for additional animal implants which are anticipated to occur in the first half of 2012.

MiFlow VAD

The MiFlow VAD is a miniature maglev rotary pump, intended to provide partial to full circulatory support in adult patients in both an earlier stage of heart failure than currently used VADs as well as late-stage heart failure patients. Its small size is anticipated to allow placement through minimally invasive techniques, reducing the trauma associated with surgically placed devices. The MiFlow VAD design is based on the PediaFlow VAD as well as our intellectual property from the Levacor VAD, including internal and external design features. We are currently working on a MiFlow VAD prototype and expect to begin conducting animal studies with the MiFlow VAD, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. We are exploring various strategic options to accelerate our development of the MiFlow VAD. Based on our 2012 Restructuring Plan and reduction in workforce, our MiFlow VAD activities are focused on pump design rather than peripherals, including the controller, batteries and base units.

Research and Development Expenditures

Our research and development expenditures were $5.5 million, $8.1 million, and $10.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, primarily related to the Levacor VAD. Future research and development expenditures will be focused on the MiFlow VAD.

Third-party Reimbursement for VADs

In the United States, hospitals and doctors generally rely on third-party payers, such as Medicare, Medicaid, private health insurance plans and self-funded employers to pay or reimburse for all or part of the cost of medical devices and the related surgical procedures. In the United States, heart failure represents Medicare’s greatest area of spending.

In 2011, the Center for Medicare and Medicaid Services, or CMS, established reimbursement rates for the treatment of patients with LVADS, with major complications and comorbidities (MS-DRG 1) and without major complications and comorbidities (MS-DRG 2). Most patients that receive LVADs and all patients that receive heart transplants are eligible for MD-DRG 1 reimbursement. Using the 2011 published payment rates, the national average Medicare payment to CMS-certified centers for MS-DRG 1 procedures is approximately $200,000. Actual payments are subject to other variables such as center geography and patient circumstances. In addition, when LVAD patients are discharged from the hospital and then readmitted for transplantation, hospitals may qualify for two separate MS-DRG 1 or MS-DRG 2 payments.

Japan and several countries in Europe provide reimbursement for VADs. Reimbursement, however; varies among countries and governmental budget constraints can limit certain reimbursements.

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

•

Heart Transplantation. Heart transplantation is currently the intervention of choice for patients with end-stage heart failure. However, the availability of donor organs, as well as other major limitations, has limited the number of transplants worldwide to about 3,900 per year and about 2,330 in the United States according to the International Society for Heart & Lung Transplantation (ISHLT) and the United Network for Organ Sharing (UNOS). The ISHLT’s data for worldwide use is reportedly conservative, as ISHLT only reports data submitted by transplanting centers. Limited availability of and waiting times for suitable donor hearts adversely impact the utility of heart transplantation.

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

•

Artificial Heart Technology. Both VADs and total artificial hearts (each a form of mechanical circulatory support) have been shown to be viable treatments for end-stage heart failure. These devices have saved thousands of lives during temporary use as a BTT and have selectively been used for BTR or as an alternative to transplantation. Adoption rates for long-term use are continuing to increase, although at a slower rate than anticipated.

Advantages of VADs

VADs that are either externally placed or implanted have been demonstrated as being effective in supporting blood circulation in patients with a failing heart. The following advantages over other treatments generally apply to VADs that are currently approved and in use. Although certain advantages may not apply in every situation or for all patients, we expect that these potential advantages will also apply to our MiFlow and PediaFlowVADs:

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

Intellectual Property

We hold numerous patents and licenses to patents related to our mag lev technology incorporated within the MiFlow and PediaFlow VADs. We have ownership of United States patents related to our VAD implantable blood pump technology, either as sole owner or with exclusive licenses from the co-owners. These patents have eight years remaining life before the first expiration. A subset of these patents has also been filed and granted in the major European countries, in Canada and in Australia. We hold exclusive licenses to additional patents, with remaining lives of four years. In addition, one patent related to control of rotary blood pumps, with four years remaining life, are non-exclusively licensed. Additional patents are pending.

We hold a number of registered trademarks and service marks, including WorldHeart. We generally enter into confidentiality and invention agreements with our employees and consultants, and control access to and distribution of information related to our technology and products, documentation and other proprietary information.

Licenses related to our mag lev technology include an exclusive license from the University of Utah relating to four issued patents for which we have no future obligations, an exclusive royalty-based license to four patents from the University of Virginia, an exclusive royalty-based license from the University of Pittsburgh, an exclusive royalty-based license from Carnegie Mellon University and an exclusive royalty-based assignment agreement with LaunchPoint. We also have a royalty-based agreement with The Heart Lung Institute, LLC, which funded early research of the Levacor VAD and we have a royalty-based agreement with Technology Partnerships Canada (TPC) which is a result of shared funding program initiated in 2002.

For additional description of our license and royalty agreements, refer to Note 12 (b) of our Consolidated Financial Statements.

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

At present, there is only one company that has developed implantable, adult VADs that are currently on the market and approved for BTT and DT in the United States, which is Thoratec Corporation (Thoratec). Thoratec has two left ventricular assist device models of its HeartMate that have been approved in the United States for commercial sale. One is pulsatile driven (Heartmate XVE LVAS) and the other is rotary driven (HeartMate II LVAS). In April 2008, Thoratec received FDA approval of its rotary Heartmate II LVAS for BTT and in January 2010 received FDA approval of its Heartmate II LVAS for Destination Therapy.

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

Future Product Competition

Rotary Flow VADs

There is a number of rotary flow VADs in varying stages of development. Thoratec is commercializing the Heartmate II, a second generation axial rotary pump that has been approved by the FDA for BTT and for DT. Additionally Thoratec is developing its next generation pumps, the Heartmate III and the Heartmate X. Thoratec expects to begin human implants with the Heartmate III in the fourth quarter of 2012. HeartWare has completed its BTT clinical trial and filed a Pre-Market Approval (PMA) with its third generation rotary device called HeartWare HVAD in December 2010. Additionally the HeartWare HVAD is currently in a DT clinical trial. Heartware is developing its next generation device, the MVAD, and expects to begin human implants in the first half of 2012. The Jarvik 2000 Flowmaker®, developed by Jarvik Heart, is currently in US BTT clinical trials. The Incor rotary pump from Berlin Heart is approved for use in Europe.

We believe that the MiFlow and PediaFlow VADs we are developing are technologically advanced, fifth-generation, pumps. These bearingless, magnetically-levitated rotors result in a pump with no moving parts subject to wear, in a small device designed to provide multi-year support.

Government Regulations

Overview

Most countries, including the United States and countries that comprise the European Community (EC) require regulatory approval prior to the commercial distribution of medical devices. In particular, active implantable medical devices generally are subject to rigorous clinical testing as a condition of approval by the FDA and by similar authorities in the EC and in other countries. The approval process for our MiFlow and PediaFlow VADs and subsequent products will be expensive and time consuming.

United States Regulation

In the United States, the FDA regulates the clinical development, manufacture, distribution, import, export, labeling and promotion of medical devices pursuant to the United States Federal Food, Drug and Cosmetic Act (FDC Act) and regulations under the FDC Act. The MiFlow and PediaFlow VADs and other such devices are regulated as Class III medical devices that are subject to tracking. Human clinical trials are conducted pursuant to an IDE in the United States for the MiFlow VAD, the results of which must demonstrate, to the satisfaction of the FDA, the safety and efficacy of the device. Human clinical trials of medical devices are also required to be approved by each study site’s Institutional Review Board and listed in a clinical trials registry such as www.clinicaltrials.gov.

Before commercial distribution of our devices is permitted in the United States, an application for a PMA must be approved by the FDA for the MiFlow VAD, which often convenes an Advisory Panel comprised of specialists in the clinical field to provide advice on the approvability of particular devices.

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

Regulatory Requirements in Other Countries

It is also our intention to market the MiFlow VAD and subsequent products in the EC and other countries. We will be required to meet the applicable medical devices requirements in each such country or region. Although harmonization has been under negotiation for some time among various countries, the approval process varies from country to country and approval in one country does not necessarily result in approval in another.

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

Our Employees

As of December 31, 2011, we had 26 full time employees and will have 6 full time employees on March 31, 2012. All of our employees are located in Salt Lake City, Utah. Approximately 50% of our employees are involved with research, development, manufacturing, quality, and clinical affairs and regulatory, and 50% are in finance, human resources and administration.

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

Item 1A.	RISK FACTORS

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

Risks Relating to the Proposed Merger

On March 29, 2012, we entered into the Merger Agreement with Heartware. Under the terms and subject to the conditions set forth in the Merger Agreement, Heartware will either issue, and stockholders of WorldHeart will receive, shares of Heartware common stock or cash, at Heartware’s election, with the aggregate value of approximately $8.0 million at closing. Pursuant to the Merger Agreement, WorldHeart will merge with and become a subsidiary of Heartware. We currently plan to complete the proposed mergers during the second quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger because it is subject to governmental review process and other conditions, many of which are beyond our control. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the US Tax Code if Heartware elects to purchase the Company with stock. The merger is subject to customary closing conditions, including approval by our stockholders.

There are many conditions to the completion of the merger and we cannot assure you that the merger will be completed.

There are many conditions to our and Heartware’s obligations to complete the merger. Many of these conditions are beyond our and Heartware’s control. For example, we must obtain stockholder approval of the merger. Additionally, as a condition to our obligation to complete the mergers, Heartware must register shares of its common stock prior to the transaction closing. Even if shareholder and regulatory approvals are obtained, any federal, state or foreign governmental agency or private person may challenge the merger at any time before or after its completion. We cannot assure you that the merger will be completed.

Failure to complete the merger could adversely affect WorldHeart’s stock price and WorldHeart’s future business and operations.

The merger is subject to the satisfaction of closing conditions, including approval by WorldHeart stockholders, and neither WorldHeart nor Heartware can assure you that the merger will be completed. In the event that the merger is not consummated, WorldHeart may be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed. In addition, if the merger is not approved by stockholders, WorldHeart will need to pursue other strategic alternatives or liquidation, and the market price of WorldHeart common stock could decline. If the Merger Agreement is terminated under certain circumstances, Heartware is entitled to a non-exclusive, worldwide, royalty-free, nontransferable license, under certain WorldHeart patents, subject to the payment of a one-time license fee equal to $500,000.

We may need to raise additional capital to support our operations and in order to continue as a going concern if we don’t successfully complete the merger.

We believe that our existing cash, cash equivalents and investment securities as of December 31, 2011 will be sufficient to meet our projected operating requirements through at least December 31, 2012 and we are exploring strategic alternatives as evidenced by our proposed acquisition with Heartware. Our restructuring measures implemented to date and any future transactions may disappoint investors and further depress the price of our common stock and the value of an investment in our common stock, thereby limiting our ability to raise additional funds or consummate a strategic transaction should we not complete the merger with Heartware.

We will require substantial funds to conduct research and development activities if we fail to complete the Heartware merger or if we fail consummate any other strategic transaction. Our ability to conduct the required development activities related to current product candidates will be significantly limited if we are unable to obtain the necessary capital. We may seek to raise additional funds through the sale of equity or debt to meet our working capital and capital expenditure needs. We do not know, however, whether additional financing will be available when needed, whether it will be available on favorable terms or whether it will be available at all. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Our investment of capital has been and will continue to be significant. In July 2011, we ended our efforts to commercialize the Levacor VAD and are focusing our resources in developing our smaller, next generation miniature MiFlow and PediaFlow VADs. Developing our technology, future products and continued product enhancements, including those of the MiFlow and PediaFlow VADs and other technologies, requires a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials necessary for such development and regulatory approval. If adequate funds are not available when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves. In addition, given our limited cash, we may be required to further reduce operating expenses, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations. We restructured our operations in February 2012 and reduced our workforce by 77%. Additionally, we suspended further development efforts on the PediaFlow VAD and have reduced the scope of the MiFlow VAD development due to financial constraints. We believe that cash on hand will be sufficient to support our planned operations through 2012. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research and development activities. Our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned development needs, restructure operations further and reduce costs, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

In addition, we are continuing to explore strategic and financing alternatives, including equity financing transactions, mergers and acquisitions, and corporate collaborations. As a result of these efforts, in March 2012, we signed a Merger Agreement with Heartware. The inability to obtain additional financing or enter into strategic relationships or mergers and acquisitions when needed will have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain any sources of financing on acceptable terms, or at all, or enter into strategic relationships or consummate our merger with Heartware. If we are unsuccessful in raising additional capital from any of these sources, we may need to defer, reduce or eliminate certain planned expenditures. If we are not able to reduce or defer our expenditures, secure additional sources of revenue or otherwise secure additional funding, we may be unable to continue as a going concern, and we may be forced to restructure further or significantly curtail our operations, file for bankruptcy or cease operations.

We have had substantial losses since incorporation and expect to continue to operate at a loss while our products are under development, and we may never become profitable.

Since our inception in 1996 through December 31, 2011, we have incurred cumulative losses of approximately $357.1 million, a significant portion of which relates to the costs of internally developed and acquired technologies. Our research and development expenses have increased over the past years, primarily due to our investment in the development programs for the Levacor VAD device. Although we ended our efforts to commercialize the Levacor VAD in July 2011, our research and development activities will likely result in additional significant losses in future periods as we focus our resources on developing our next generation miniature MiFlow VAD. These expenditures include costs associated with performing pre-clinical testing and clinical trials for our next generation products, continuing research and development, seeking regulatory approvals and, if we receive these approvals, commencing commercial manufacturing, sales and marketing of our products.

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, in July 2011 we approved a restructuring plan that resulted in a reduction in our workforce of approximately 21 full-time positions, or approximately 42% of our workforce. In February 2012, we announced a restructuring plan that resulted in a further reduction of our workforce by 77%.

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

Although we received IDE approval for our Levacor VAD BTT clinical study in January 2010, in July 2011, we ended our efforts to commercialize the Levacor VAD and are focusing our resources on developing and commercializing our smaller, next-generation MiFlow VAD.

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

In order to conduct clinical studies, we must generally receive an IDE approval for each indication from the FDA. Although we received IDE approval for our Levacor VAD BTT clinical study in January 2010, in July 2011, we ended our efforts to commercialize the Levacor VAD and are focusing our resources on developing and commercializing our smaller, next-generation MiFlow VAD. The completion of any of our future clinical studies may be delayed or halted for numerous reasons, including:

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

We are dependent on a limited number of product candidates.

Our recent revenues have resulted primarily from sales of the Levacor VAD and related equipment in conjunction with our Levacor VAD BTT clinical trial. In July 2011, we ended our efforts to commercialize the Levacor VAD technology and are focusing our resources on developing and commercializing our smaller, next-generation MiFlow VAD. Therefore, we do not expect to receive any material revenue in the future from our Levacor VAD technology. Our future financial performance depends primarily on our ability to realign our resources to focus on the development, regulatory approval, introduction, customer acceptance and sales and marketing of our MiFlow VAD. Prior to any commercial use, our product candidates currently under development will require significant additional capital for research and development efforts, extensive pre-clinical and clinical testing and regulatory approval.

New product development is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could delay or prevent the commercialization of the MiFlow VAD. Any significant delays in, or premature termination of, future clinical trials of our product candidates under development would have a material adverse effect on our business, financial condition and results of operations or cause us to change strategic direction.

Market acceptance of our technologies and product candidates is uncertain and our selling and distribution capability is limited and has been further reduced by our recent cost reduction initiatives.

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

Our product candidates may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

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

Our business exposes us to an inherent risk of potential product liability claims related to our Levacor VAD device recipients in whom the devices have been implanted or by their families, and our future next generation products, if and when regulatory approval are received. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage held by us. A successful claim brought against us in excess of, or outside of, our insurance coverage would have a material adverse effect on our financial condition. Claims against us, regardless of their merit or potential outcome, could also have a material adverse effect on our ability to obtain physician acceptance of our products, to expand our business or obtain insurance in the future, which could have a material adverse effect on our business and results of operations.

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

As a result of the reductions in our workforce that we announced in 2011 and 2012, we may not be successful in retaining key employees and in attracting qualified new employees as may be required in the future. If we are unable to retain our management or to attract additional qualified personnel, our ability to rebuild our business will be seriously jeopardized.

During 2011, we implemented restructurings resulting in the reduction of our workforce. As of December 31, 2011, we had only twenty-six employees. Subsequent to December 31, 2011, we implemented an additional restructuring in February 2012 and expect to only have six employees as of March 31, 2012. Competition among medical device companies for qualified employees is intense, and the ability to retain and attract qualified individuals will be critical to our success if we rebuild our business. Our ability to recruit new employees may be diminished as a result of the restructurings we have implemented. If we rebuild our business and need to recruit qualified personnel, including scientific staff and scientific advisors, we may be unable to attract or retain key personnel on acceptable terms, if at all.

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

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included under other income (expense) in the Company’s statements of operations for each reporting period. At December 31, 2011, the aggregate fair value of the warrant liability included in the Company’s consolidated balance sheet was $1.1 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the option-pricing model requires the input of several assumptions, including the stock price volatility, share price and risk free interest rate. Changes in these assumptions can materially affect the fair value estimate. While the liability may only result from a change of control, including the proposed merger with Heartware we could, at that point in time, ultimately incur amounts significantly different than the carrying value.

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

You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

•	our ability to effectively and efficiently develop our MiFlow VAD or other future product candidates;

•	Our ability to complete the proposed merger with Heartware;

•	announcements of technological innovations and/or strategic changes by us, including the restructuring announced in July 2011 and February 2012 or new commercial products by us or our competitors;

•	governmental regulation and changes in medical device reimbursement policies;

•	developments in patent or other intellectual property rights;

•	public concern as to the safety and efficacy of devices that we and our competitors develop;

•	fluctuations in our operating results; and

•	general market conditions.

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

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “WHRT”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share. On August 15, 2011, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810 (c)(3)(A), we were provided an initial period of 180 calendar days, or until February 13, 2012, to regain compliance. On February 14, 2012, we received a second letter from the Staff notifying us of its determination that we had failed to regain compliance with the Rule by February 13, 2012, but that we met all other initial inclusion criteria for The NASDAQ Listing Rule 5810 (c)(3)(A), and the staff was provided a second 180 calendar days or until August 13, 2012, to regain compliance.

If we do not regain compliance with Rule 5550(a)(2) by August 13, 2012, the Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Staff’s delisting determination to a NASDAQ Hearings Panel, or the Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

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

A significant amount of our common stock is held by a relatively small number of investors. After the completion of our financing in October 2010, three of our largest stockholders collectively beneficially owned approximately 69% of our common stock. These investors also have certain rights to designate members of our Board of Directors and may exercise significant influence over all matters requiring stockholder approval, including elections of directors and significant corporate transactions, such as the proposed acquisition of WorldHeart. This concentrated control may limit your ability to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial.

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

Our Facilities

Our facility in Salt Lake City, Utah is comprised of 32,888 square feet of research and office space with a lease term through January 31, 2015, with an early termination provision effective January 31, 2013 requiring six months notice.

We are not aware of any environmental issues that may affect the use of our properties. We currently have no investments in real estate, real estate mortgages or real estate securities, and do not anticipate making any such investments. However, our policy with respect to investments in real estate assets may change in the future without a vote of shareholders.

Item 3.	Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NASDAQ Capital Market under the symbol WHRT. Our common shares have been trading on one of the NASDAQ exchanges since August 1998.

The following table sets forth the high and low sales prices for our common stock as reported on NASDAQ for the periods indicated.

	Common Shares
2011	High	Low
First Quarter	$2.30	$1.20
Second Quarter	$1.27	$.88
Third Quarter	$1.03	$.32
Fourth Quarter	$.38	$.17

	Common Shares
2010	High	Low
First Quarter	$6.99	$2.02
Second Quarter	$3.61	$2.07
Third Quarter	$3.26	$2.08
Fourth Quarter	$2.99	$1.78

As of March 30, 2012, the approximate number of holders of record of our common shares was 76.

We have never paid any dividends to stockholders and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company”. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying audited consolidated financial statements prepared in accordance with U.S. GAAP. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to consummate the proposed merger with HeartWare; our ability to continue as a stand-alone company; our need for additional significant financing in the future; our ability to realize the benefits of our cost control measures and restructuring initiatives; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the MiFlow™ VAD and the PediaFlow® VAD; our dependence on a limited number of products; our ability to manufacture, sell and market our products; decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy (DT) adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition, timing of restarting or completing our clinical studies, and future product development by competitors; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading Item 1A “Risk Factors”.

OVERVIEW

Our business is focused on the development and commercialization of our ventricular assist devices (VADs) for adults, children and infants suffering from heart failure. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. VADs are used for treatment of patients with severe heart failure including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant (BTT) therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination Therapy (DT) is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery (BTR) involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD. We have been developing the MiFlow VAD for use in adults and the PediaFlow VAD for use in children and infants. All of our devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and potentially better blood handling results. We, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD, the PediaFlow VAD. The PediaFlow VAD is intended for use in children and infants and was primarily funded by the National Institutes of Health (NIH) through 2011. NIH funding of research and development on the PediaFlow VAD ended on January 14, 2012. Future funding by the NIH may be available once clinical trials commence with the

PediaFlow VAD. The PediaFlow VAD has evolved through a series of four prototype designs of decreasing size and enhanced efficiency. The most recent design is comparable to the size of an AA battery. The PediaFlow VAD has demonstrated biocompatibility in chronic animal implants and laboratory tests, including low levels of hemolysis (breakdown of red blood cells), fibrinogen and platelet activation. In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that affect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device, but are not required to demonstrate efficacy. Currently, the consortium has suspended all future development activities associated with the PediaFlow VAD, except for additional animal implants which are anticipated to occur in the first half of 2012.

The technology embodied in the PediaFlow VAD is also forms the basis for a small, minimally invasive adult VAD, the MiFlow VAD. The MiFlow VAD is designed to provide up to 6 liters of blood flow per minute and is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. Like the PediaFlow VAD, the MiFlow VAD has a fully magnetically levitated rotor with optimized blood path (wide clearances and, consequently, reduced shear rates). We believe that the biocompatibility benefits of magnetic levitation that have been demonstrated clinically by the Levacor VAD, namely preservation of the von Willebrand factor, will also be seen with the MiFlow VAD. The MiFlow VAD’s small size, slightly larger than the size of an AA-battery, should allow non-sternotomy placement using less invasive surgery techniques, which would result in faster recovery and a shorter hospital stay for patients. The entire MiFlow VAD is designed to fit within the inflow cannula which will allow the MiFlow VAD to be placed within the ventricle, minimizing blood contacting surface area and facilitating optimal device placement and orientation or implanted within the thorax in proximity to the heart.

We are currently working on a MiFlow VAD prototype and expect to begin conducting animal studies, contingent on our ability to obtain future financing and our ability to satisfactorily complete all regulatory requirements. MiFlow VAD development activities are currently focused on pump design rather than peripherals, including the controller, batteries, and base units.

In July 2011, we announced a restructuring of our operations (2011 Restructuring Plan) resulting in the decision to end our efforts to commercialize the Levacor VAD which had been the subject to an on-going BTT clinical study. With the lengthening Levacor VAD BTT clinical study delays associated with previously announced device refinements, we did not believe the Levacor VAD could be competitively commercialized. In conjunction with this decision, we also reduced our workforce by 42% and recognized significant restructuring expenses in the third quarter 2011. We previously enrolled fifteen subjects in the Levacor VAD BTT study with three subjects still being supported by the Levacor VAD.

On February 23, 2012, we announced a workforce reduction (2012 Restructuring Plan) in an effort to preserve cash and reduce our fixed operating costs as we explore various corporate strategic options. The approved restructuring plan resulted in a reduction in its workforce of approximately 19 full-time positions and 1 part-time position, or approximately 77% of our workforce. Personnel reductions were made across the Company’s entire organization, including the following departments: research and development, manufacturing, quality, facilities, human resources and accounting. Severance and benefit payments are expected to total approximately $725,000. In addition to the severance benefits noted above, we expect to record additional restructuring charges related to contract and purchase order cancelation fees estimated to be between $20,000 to $70,000 and facility related charges, including minimum lease payments, of approximately $220,000 to $270,000. We expect that the restructuring plan will result in aggregate cash expenditures of approximately $965,000 to $1.1 million, of which approximately $860,000 is expected in the first and second quarters of 2012 with the remainder occurring over the balance of 2012. After the implementation of the 2012 Restructuring Plan we will only have six employees remaining. Our remaining research and development personnel continue to move forward the development on the MiFlow VAD with the aid of outside consultants and contractors.

On March 29, 2012, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with Heartware International Inc., or Heartware, which sets forth the terms and conditions of the proposed merger of WorldHeart and Heartware. Under the terms and subject to the conditions set forth in the Merger Agreement, Heartware will either issue, and stockholders of WorldHeart will receive, shares of Heartware common stock or cash, at Heartware’s election, that will approximate $8.0 million at closing. Pursuant to the Merger Agreement, WorldHeart will merge with and become a subsidiary of Heartware. We currently plan to complete the proposed merger during the second quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger because it is subject to governmental and regulatory review processes and other conditions, many of which are beyond our control. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the US Tax Code if Heartware elects to purchase the Company with stock. The merger is subject to customary closing conditions, including approval by our stockholders.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(In thousands except loss per common share)

	2011	2010	2009
Revenue, net	$(143)	$2,179	$5
Cost of goods sold	(1,550)	(2,346)	(213)

Gross profit (loss)	(1,693)	(167)	(208)

Operating expenses
Research and development	5,489	8,081	10,357
Selling, general and administrative	3,236	3,944	5,436
Restructuring charges	6,539	—	578
Amortization of intangibles	—	—	108

Total operating expenses	15,264	12,025	16,479

Operating loss	(16,957)	(12,192)	(16,687)
Other income (expenses)
Foreign exchange loss	—	(14)	(24)
Investment and other income	58	21	18
Gain on sale of marketable investments, net	5	—	—
Loss on liquidation of foreign entity	—	(6,286)	—
Gain (loss) on change in fair value of warrant liability	12,464	(1,897)	—
Gain (loss) on sale of property and equipment, net	717	(7)	(4)
Interest expense	(121)	(142)	(14)

Net loss applicable to common shareholders	$(3,834)	$(20,517)	$(16,711)

Weighted average number of common shares outstanding:
Basic and diluted	26,737	17,043	13,273

Basic and diluted loss per common share	$(0.14)	$(1.20)	$(1.26)

Revenue. Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services accounted for the majority of our revenue during the year ended December 31, 2010. We do not expect any further sales of Levacor VAD kits and related equipment due to our decision to terminate all future commercialization efforts of the Levacor VAD in July 2011. In addition, we generated revenue from sales of Segmented Poly Urethane Solution (SPUS), used by one other medical device manufacturer during the years ended December 31, 2011 and 2010. We do not expect any sales of SPUS to occur in the future because we sold our SPUS reactor during 2011. The composition of revenue in thousands ($000’s), except for units, is as follows:

	Year Ended December 31,
	2011			2010			2009
	Amount	% of Total	Units	Amount	% of Total	Units	Amount	% of Total	Units
Levacor product revenues:
Implant kits	$85	72%	1	$1,548	83%	19	$—	0%	—
Peripherals	33	28%		310	17%		5	100%

Total product revenue	$118	100%		$1,858	100%		$5	100%

Sales, returns and allowances	(332)		4	—			—
SPUS revenues	71			77			—
Grant revenue	—			244			—

Revenue, net	$(143)			$2,179			$5

*	Product revenue during 2011 and 2010 relates to Levacor VAD implants and periperhals. Product revenue during 2009 related to Novacor VAD peripherals.

We recognized negative net revenue for the year ended December 31, 2011, of $143,000 compared to revenue of $2.2 million in 2010 and $5,000 in 2009. The fluctuation in product revenue between periods is primarily due to our commencement of our Levacor VAD BTT clinical study in 2010 and the decision to terminate this same clinical study in 2011 which resulted in product returns in 2011.

We recognized revenue from Levacor VAD implant kits sold during 2011 of $85,000 compared to $1.5 million during 2010. Implant kit revenue relates to the sale of one Levacor VAD that was sold in 2011 and 19 Levacor VADs that were sold in 2010 for our BTT clinical study which commenced in 2010. Sales returns of $332,000 in 2011 relate to the return of four previously sold Levacor VADs as a result of our decision in July 2011 to terminate all further commercialization efforts on the Levacor VAD. Revenue from Levacor peripherals in 2011 and 2010 was $20,000 and $310,000, respectively. During 2011 and 2010, we recognized $71,000 and $77,000, respectively, in Segmented Poly Urethane Solution (SPUS) sales to one customer. In 2010, we recorded $244,000 in grant revenue received from the IRS Qualifying Therapeutic Discovery Project (QTDP) program that did not reoccur in 2011.

Revenue from Levacor VAD implant kits sold during 2010 was $1.5 million compared to zero in 2009. Implant kit revenue for 2010 relates to 19 Levacor VADs that were sold in our BTT clinical study. Revenue from peripherals in 2010 and 2009 was $310,000 and $5,000, respectively. We recognized $77,000 and zero in SPUS revenue for the years ended December 31, 2010 and 2009, respectively. The 2010 increase in SPUS revenues is a result of a single sale to one customer with no purchase orders being placed in 2009.

Cost of goods sold. For the years ended December 31, 2011 and 2010, cost of goods sold was $1.6 million and $2.3 million, respectively. For the year ended 2011, cost of goods sold consisted of the costs associated with the sale of a Levacor VAD implant kit as well as minimum annual royalties, allowances for obsolescence reserves and amortization of negative manufacturing variances, offset by the cost of four Levacor implant kits which were returned during the period. Although we only sold one implant kit during the year ended 2011, the pause in the BTT study and subsequent decrease in production volume caused total costs of goods sold to be significantly higher on a per unit basis compared with 2010, due primarily to allowances for obsolescence reserves, amortization of negative manufacturing variances, and minimum royalties payable. The decrease in cost of goods sold from 2010 to 2011 was 30%.

For the year ended December 31, 2009, cost of goods sold of $213,000 consisted entirely of royalties payable under minimum annual royalty agreements. We do not expect to have costs of goods sold in 2012.

Research and development. Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities. Our Oakland facility was closed during 2011 as part of our July 2011 restructuring. Additionally, a portion of our research and development expenses are offset by amounts reimbursed to us by the NIH as part of the cost sharing agreement for the development of the PediaFlow VAD.

Research and development expenses for the year ended December 31, 2011 decreased by $2.6 million or 32%, compared with the year ended December 31, 2010. The decrease between periods is primarily the result of our July 2011 Restructuring Plan and termination of our Levacor BTT clinical study and our NIH cost sharing agreement for the development of PediaFlow. Specifically, the decrease is comprised of the following: a decrease in payroll and related costs ($908,000), a decrease in research activities ($896,000), a decrease in consulting fees ($358,000), a decrease in stock based compensation primarily due to the forfeitures of options relating to terminated personnel ($270,000), a decrease in facility related expenses resulting from the shutdown of the Oakland manufacturing site in 2010 and the closure of our Oakland office in 2011 ($257,000), a decrease in clinical activities related to the pause and termination of our Levacor BTT clinical study ($205,000), a decrease in other general office and equipment related maintenance expenses ($212,000), a decrease in travel and entertainment related expenses no longer needed to support the clinical trial or multiple locations ($174,000), a decrease in depreciation due primarily to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective life and the disposal of Levacor related assets resulting from our decision to terminate our Levacor BTT clinical study ($71,000), a decrease in freight ($44,000) offset by an increase in legal fees relating to our intellectual property ($93,000) and a decrease in capitalized manufacturing and overhead expense associated with the Levacor VAD production due to the July 2011 decision to terminate further commercialization efforts of our Levacor VAD ($710,000). Additionally, in 2011, we incurred and expect to be reimbursed $1.9 million under our cost-sharing agreement with the NIH for the PediaFlow VAD relating to labor, benefits, consulting, including services provided by subcontractors, and materials and supplies expenses compared to $224,000 for the same period in 2010. For the year ended December 31, 2011 and 2010, we recorded $500,000 and $770,000, respectively, in stock-based compensation expense. Research and development expenses related to MiFlow and PediaFlow VADs are expected to decrease in the future unless additional financing can be obtained.

Research and development expenses for the year ended December 31, 2010 decreased by $2.3 million or 22%, compared with the year ended December 31, 2009. The decrease between periods is primarily attributable to capitalized materials, labor and overhead as a result of receiving IDE approval from the FDA in August 2009 and thus beginning to produce inventory which was previously expensed ($3.4 million), a decrease in research expenses ($1.1 million) of which $683,000 was related to in-process research and development (IRP&D) costs associated with the LaunchPoint Agreement and $413,000 was related to other research and development expense, a decrease in legal fees relating to patent expense ($119,000) and a decrease in building related expenses ($30,000). These expenses were offset by an increase in payroll and related costs resulting from an increase in clinical and manufacturing personnel ($1.1 million), an increase in clinical training and monitoring activities related to our Levacor VAD BTT clinical study ($493,000), an increase in stock based compensation expense ($347,000), an increase in consulting fees ($217,000), an increase in facility expenses related to the move of our Oakland personnel to a new office space ($109,000) and an increase in depreciation expenses ($112,000). Additionally, in 2010, we incurred and were reimbursed $224,000 under our cost sharing agreement with the NIH for the PediaFlow VAD compared to zero for the same period in 2009. For the year ended December 31, 2010 and 2009, we recorded $770,000 and $423,000, respectively, in stock-based compensation expense.

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

Selling, general and administrative expenses for the year ended December 31, 2011 decreased by $708,000 or 18%, compared with the year ended December 31, 2010. The decrease is due to a reduction in personnel and payroll related expenses ($446,000), a decrease in stock based compensation primarily due to the forfeitures of options relating to terminated personnel ($121,000), a decrease in travel related expenses primarily related to the cost of travel associated to our 2010 financing efforts ($79,000), a decrease in general office expense ($65,000), a decrease in consulting services ($35,000), a decrease in depreciation expense primarily due to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective life ($25,000), offset by an increase in professional services primarily consisting of the cost of listing additional shares resulting from our October 2010 financing efforts ($63,000). Selling, general and administrative expenses are expected to continue to decrease in the future. For the years ended December 31, 2011 and 2010, we recorded $567,000 and $688,000, respectively, in stock-based compensation.

Selling, general and administrative expenses for the year ended December 31, 2010 decreased by $1.5 million or 27%, compared with the year ended December 31, 2009. The decrease is due to a number of factors including the reduction of personnel and related benefits ($368,000), a decrease in legal fees primarily related to the 2010 reincorporation into Delaware and 2008 Restructuring Plan which were incurred in 2009 ($476,000), a decrease in consulting and other professional services ($301,000), and a decrease in facilities and other allocated expenses resulting from the reduction in personnel terminated as part of the 2008 Restructuring Plan ($266,000) and a decrease in insurance costs resulting from lower premiums ($152,000). These decreases are offset by an increase in stock based compensation ($45,000) and an increase in depreciation expense primarily due to a one-time depreciation expense in April 2010 on assets with remaining net book value that had reached their respective useful life ($25,000). For the years ended December 31, 2010 and 2009, we recorded $688,000 and $643,000 respectively, in stock-based compensation expense.

Restructuring costs. Restructuring costs relate to our 2011 Restructuring Plan and our 2008 Restructuring Plan. Restructuring charges for the years ended December 31, 2011, 2010 and 2009 consist of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Restructuring Plan Charges
Severance related costs	$875	$—	$359
Facility related costs	23	—	219
Inventory and equipment write downs	5,467	—	—
Clinical trial wind down costs	18	—	—
Contract and purchase order cancellation fees	156	—	—

Total Restructuring Charges	$6,539	$—	$578

*	Restructuring charges in 2011 related to the 2011 Restructuring Plan. Restructuring charges in 2009 related to the 2008 Restructuring Plan.

Restructuring costs for the years ended December 31, 2011, 2010 and 2009 were $6.5 million, zero and $578,000, respectively. On July 29, 2011, we announced a termination of our efforts to commercialize the Levacor VAD technology. In conjunction with this decision, the Board of Directors approved a restructuring plan that resulted in a reduction in our workforce of approximately 21 full-time positions, or approximately 42% of our workforce. In addition to the severance and other termination benefits ($875,000), we recorded additional non-cash restructuring charges related to inventory and equipment write-downs ($5.5 million), facility related charges ($23,000), clinical trial wind-down costs ($18,000) and contract and purchase order cancellation fees ($156,000). There were no corresponding restructuring costs in 2010.

We expect we may incur additional restructuring expenses in the future under our 2011 Restructuring Plan of up to $500,000 related to a cancellation of a contract and additional equipment write-offs. Although the timing and exact amounts are unknown, we expect to have a more definitive idea on these additional charges by mid-2012. Thus total anticipated restructuring charges as a result of the 2011 Restructuring Plan is estimated to be approximately $7.0 million. We expect to complete this restructuring by the second quarter 2012. As a result of this restructuring, we will realize cost savings from the reduced headcount as well as reduced clinical trial and manufacturing costs, including inventory build, related to the Levacor VAD.

Restructuring costs in 2009 consisted primarily of termination benefits of several employees, relocation benefits of our new CEO and fair value of the remaining lease payments on our Oakland facility as a result of our 2008 Restructuring Plan. As of December 31, 2011, we had completed our 2008 Restructuring Plan and all accrued liabilities associated with the restructuring plan had been paid.

We expect to have additional restructuring charges in 2012 related to our announcement on February 24, 2012. See Note 15 of our Consolidated Financial Statements.

Amortization of intangibles. Amortization of intangibles for the years ended December 31, 2011, 2010 and December 31, 2009 was zero, zero and $108,000, respectively. The intangible asset related to acquired MedQuest workforce, was being amortized on a straight line basis over four years and became fully amortized in August 2009.

Foreign exchange loss. Foreign exchange transactions resulted in a loss of zero, $14,000, and $24,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Gains and losses primarily relate to fluctuations in the relative value of the U.S. dollar compared with the Euro. We do not anticipate significant fluctuations of foreign exchanges gains and losses in the future due to the minimal activities in our foreign subsidiary.

Investment and other income. Investment and other income for the years ended December 31, 2011, 2010 and 2009 were $58,000, $21,000 and $18,000, respectively. Investment and other income increased significantly in 2011 due to the higher average investment balance resulting from the October 2010 private placement compared to 2010 and 2009. We anticipate our investment income to significantly decrease in future periods resulting from consumption of cash to fund operations unless additional financing is obtained.

Gain on sale of marketable securities, net: We recorded a gain on the sale of marketable investment securities of $5,000, zero, and zero during the years ended December 31, 2011, 2010 and 2009, respectively, related to the sale of certain marketable investment securities.

Gain (loss) on change in fair value of warrant liability: We recorded a $12.5 million non-cash gain on change in fair value of warrant liability during the year ended December 31, 2011 compared to a $1.9 million non-cash loss on the change in fair value of warrant liability during the year ended December 31, 2010 related to warrants issued in our October 2010 financing. The gain in 2011 was attributable to a decrease in our common stock price from December 31, 2010 to December 31, 2011. The loss in 2010 was attributable to an increase in our common stock price from October 2010 to December 31, 2010. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. There were no similar warrants outstanding in 2009. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

Loss on liquidation of foreign entity: We recorded a $6.3 million non-cash loss on liquidation of foreign entity during the year ended December 31, 2010 related to World Heart Corporation changing its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware and terminating a majority of operations in Canada. There were no similar amounts recorded in either 2011 or 2009. As this was a one-time charge we do not expect a similar loss in the future.

Gain (loss) on disposal of property and equipment, net: During the year ended December 31, 2011 we recorded a $717,000 gain on disposal of property and equipment related primarily to the sale of our SPUS reactor and related equipment in July 2011. All the conditions of the sale were completed by December 31, 2011. During the years ended December 31, 2010 and 2009, we recognized a loss of $7,000 and $4,000, respectively, on dispositions and write-downs of assets.

Interest expense. For the year ended December 31, 2011, 2010 and 2009, interest expense was $121,000, $142,000 and $14,000, respectively. Interest expense recorded in all three periods primarily relates to the effective interest rate on the note issued to LaunchPoint in December 2009 under the LaunchPoint Agreement. The decrease in interest expense between 2010 and 2011 is a result of the principal balance of the LaunchPoint Note decreasing over time with payments made annually in December.

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

At December 31, 2011, we had cash and cash equivalents of $5.4 million and $3.9 million in available for sale investment securities totaling $9.3 million, compared to a total of $22.4 million as of December 31, 2010. For the year ended December 31, 2011, cash used in operating activities was $13.4 million, consisting primarily of the net loss of $3.8 million, $12.5 million non-cash gain on change in fair value of the warrant liability, $717,000 gain on the sale of property and equipment and $5,000 for the realized gain on sales of marketable securities, offset by $5.5 million related to the write off of inventory and disposal of equipment resulting from our 2011 Restructuring Plan, $1.1 million for non-cash stock compensation expense, $289,000 for amortization of premium on marketable investments, $251,000 for amortization and depreciation expense, $82,000 for non-cash interest on the LaunchPoint Note. Additionally, working capital changes consisted of cash decreases related to a $1.0 million increase in trade and other receivables, a $1.2 million increase in inventory before the 2011 Restructuring Plan, a $1.1 million decrease in accounts payable, accrued liabilities and accrued royalties, a $648,000 decrease in accrued compensation, offset by cash increases related to a $101,000 decrease in prepaid expenses and a $375,000 increase in accrued restructuring.

For the year ended December 31, 2011, cash provided by investing activities was $9.3 million related to the net sale of marketable investment securities of $8.8 million and $732,000 in proceeds from the sale of property and equipment offset by cash used to purchase property and equipment of $192,000. For the year ended December 31, 2011, cash used for financing activities was $45,000 relating primarily to principal payments on capital leases.

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

We expect that our existing capital resources will be sufficient to allow us to maintain our current and planned operations through at least 2012. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research and development activities. In July 2011, we announced that we were ending our efforts to commercialize the Levacor VAD technology and were focusing our resources on the development and commercialization of our next-generation miniature MiFlow and PediaFlow VADs. As a result, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned development needs, restructure operations further and reduce costs, enter into strategic relationships or merge or be acquired by another company. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our long-term research, product development and commercialization programs. We regularly consider various fund raising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. In an effort to preserve our cash position as we explore our strategic options we announced the 2012 Restructuring Plan. Additionally, on March 29, 2012 we entered into a Merger Agreement with Heartware. Under the terms of the merger agreement, Heartware will acquire all the outstanding stock in WorldHeart for approximately $8.0 million in either Heartware stock or cash, at Heartware’s election. We currently plan to complete the proposed merger during the second quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms to the extent permissible under the Merger Agreement. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs; obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies that we might otherwise seek to develop or commercialize on our own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company, to the extent permissible under the Merger Agreement.

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

Revenue Recognition. We recognize revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, we ship product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, the majority of our product sales were made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue was generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis was generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue was recognized from sales of the Levacor VAD in connection with our BTT clinical trial. In July 2011, we announced that we were ending our efforts to commercialize the Levacor VAD technology and were focusing our resources on the development and commercialization of our next-generation miniature MiFlow and PediaFlow VADs. We do not expect to generate any revenue until the MiFlow VAD and PediaFlow VAD clinical programs begin.

The significant elements of our multiple-element offerings are implant kits, peripherals and other. For arrangements with multiple elements, we recognize revenue using the residual method as described in ASC 605-25, Revenue Recognition of Multiple Element Arrangements. Under the residual method, revenue is allocated and deferred for the undelivered elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met. Trade receivables are recorded for product sales and do not bear interest. We regularly evaluate the collectability of trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, we consider a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. We review our allowance for doubtful accounts monthly. At December 31, 2011 and 2010, we did not have a balance in the allowance for doubtful accounts.

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

Prior to August 23, 2009, all costs associated with the manufacturing the Levacor VAD and related surgical and peripheral products were expensed as R&D costs. With our announcement in July 2011 to end our commercialization efforts with the Levacor VAD, costs are no longer being capitalized as inventory. Existing capitalized Levacor VAD inventory at July 2011 was written-off as part of restructuring expense. At December 31, 2011, we do not have any balance capitalized as inventory. Inventories are stated at the lower cost or market. Cost is determined on a first-in, first out, FIFO method. We utilize a standard costing system, which requires significant management judgment and estimates in determining and applying standard labor and overhead rates. Labor and overhead rates are estimated based on our best estimate of annual production volumes and labor rates and hours per manufacturing process. These estimates are based on historical experience and budgeted expenses and production volume. Estimates are set at the beginning of the year and updated periodically. While we believe our standard costs are reliable, actual production costs and volume change may impact inventory, costs of sales and the absorption of production overhead expenses.

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

CONTRACTUAL OBLIGATIONS

We are committed to minimum lease payments for office facilities and equipment, purchase obligations, note payable, interest on notes payable, capital lease obligations and minimum royalty payments on net sales of future products. The following represents our contractual obligations as of December 31, 2011 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$759	$243	$495	$21	$—
Purchase obligations (1)	789	789	—	—	—
Note payable - gross	600	200	400	—	—
Interest on note payable	54	27	27	—	—
Capital lease obligations	8	8	—	—	—
Minimum royalty payment obligations	691	184	254	140	113	(2)

Total	$2,901	$1,452	$1,176	$161	$113

(1)	Purchase obligations primarily represent commitments for services, manufacturing agreements, purchase commitments and research and development licensing agreements.
(2)	Includes only one year of minimum annual royalty payments that have variable or indefinite termination dates.

From time to time, we enter into collaborative arrangements for the research and development (R&D), manufacture and/or commercialization of products and product candidates. These collaborations can provide for non-refundable, upfront license fees, R&D and commercial performance milestone payments, cost sharing and royalty payments. Our collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

See Note 12 of our Consolidated Financial Statements for more information on our various licensing and royalty agreements.

Operating Leases

Our headquarters and manufacturing facilities are located in Salt Lake City, Utah. The lease expires on January 31, 2015 although we have the right to exit the lease beginning on January 31, 2013 upon six months advance notice. The Salt Lake City facility security deposits total $14,200. We also have one operating lease on equipment. The equipment operating leases have various expiration dates with the last equipment lease expiring in January 2013.

Capital Expenditures

	2011	2010	2009
Capital Expenditures	$192,000	$385,000	$418,000

Capital expenditures for 2011 decreased from 2010 due primarily to our decision in July 2011 to end our commercialization efforts on the Levacor VAD. Our focus currently is on developing the MiFlow VAD technologies. Capital expenditures for 2010 decreased slightly from 2009. The majority of capital additions made in 2009 were to prepare for the initiation of our Levacor VAD BTT clinical trial in January 2010, while capital expenditures in 2010 were for various tooling related to our Levacor VAD, as well as leasehold improvements to our Salt Lake facility and the acquisition and implementation of a new accounting and material requirements planning (MRP) system. We anticipate that capital expenditures for 2012 will be less than the 2011 levels. During the year ended December 31, 2010, we purchased fixed assets financed under capital leases of approximately $45,000.

During the year ended December 31, 2011, we occupied facilities in Salt Lake City, Utah and in Oakland, California. Our headquarters facility is in Salt Lake City consisting of 32,888 square feet of research and office space, pursuant to a lease that has been extended until January 31, 2015. Our lease on the Oakland facility, consisting of 3,198 square feet of office space, expired on October 31, 2011. We no longer maintain a facility in Oakland.

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

Foreign Currency Rate Fluctuations

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Effective January 1, 2010, World Heart Corporation changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, when preparing reports for United States reporting purposes, we are no longer required to translate assets and liabilities of our Canadian entity but we continue to do this for all assets and liabilities of our Netherlands entity which have minimum business activities, at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the period. The net effect of translation adjustments is included in net loss for the year.

We do not presently utilize foreign currency forward contracts and instead hold minimum cash reserves in the currency in which those reserves are anticipated to be expended.

OUTSTANDING SHARE DATA

The outstanding share data as at December 31, 2011, 2010, and 2009 is as follows:

	Number of shares outstanding
	2011	2010	2009
Common shares	27,517,749	26,682,332	13,312,206
Options to purchase common shares	1,601,420	1,845,128	1,512,488
Warrants to purchase common shares	13,269,261	14,712,986	25,416

On December 2, 2011, $200,000 of the Launch Point Note plus $36,000 in accrued interest matured. We issued 835,417 restricted shares of our common stock to LaunchPoint. The stock price used for determining the conversion rate was $.283, the publicly traded weighted average closing price of our common stock for the three month period preceding the anniversary date of December 2, 2011.

On December 2, 2010, $200,000 of the LaunchPoint Note plus $45,000 in accrued interest matured. We issued 101,282 restricted shares of our common stock to LaunchPoint. The stock price used for determining the conversion rate was $2.43, the publicly traded weighted average closing price of our common stock for the three month period preceding the anniversary date of December 2, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 amended ASC 320, to converge the presentation of comprehensive income between U.S GAAP and International Financial Reporting Standards (IFRS). ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9(A).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to the 2012 annual meeting of stockholders (the 2012 Proxy Statement), which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required under this item may be found in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following financial statements and related documents are filed as part of this report:

(a)(2) Financial Statement Schedules. None.

(a)(3) Exhibits. The following exhibits are filed as part of this report:

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 3.1	Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.1 of the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129).

Exhibit 3.2	Bylaws of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 the corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 files on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.2	Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.7	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Corporation’s Form 8-K filed on October 14, 2010 (Commission File No. 000-28882)).

Exhibit 4.8	4.5% Convertible Note of World Heart Corporation issued to LaunchPoint Technologies, Inc. dated December 2, 2009 (incorporated by reference to Exhibit 10.2 to the Corporations report on Form10-K for the year ended December 31, 2009 (Commission File No. 000-28882)).

Exhibit 10.1	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to Exhibit 10.11 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.2	License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to Exhibit 10.12 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.3	License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to Exhibit 10.13 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.4	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to Exhibit 10.14 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.5	World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.6	Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.7	Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.8	Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.9	Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.10	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation’s Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))

Exhibit 10.11	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).*

Exhibit 10.12	Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*

Exhibit 10.13	Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.14	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.15	Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.16	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.17	Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.18	Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.19	Form of indemnification agreement.

Exhibit 10.20	Description of 2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to the Corporation’s Form 8-K dated February 14, 2011 (Commission File No. 000-28882)).*

Exhibit 10.21	Letter Agreement, dated April 19, 2010, between World Heart Inc. and John C. Woodard (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on May 3, 2010 (Commission File No. 000-28882)).*

Exhibit 10.22	Securities Purchase Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.23	Registration Rights Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.24	Asset Purchase Agreement dated July 11, 2011, as amended by and between the Corporation and Syncardia Systems, Inc.

Exhibit 14.1	Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS+	XBRL Instance Document#

101.SCH+	XBRL Taxonomy Extension Schema Document#

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document#

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document#

*	Management contract or compensatory plan or arrangement
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

WORLD HEART CORPORATION (Registrant)

By	/S/ JOHN ALEXANDER MARTIN
President and Chief Executive Officer

By	/S/ MORGAN R.BROWN
Executive Vice President and Chief Financial Officer

Date: March 30, 2012

We, the undersigned, directors and officers of World Heart Corporation do hereby severally constitute and appoint JOHN ALEXANDER MARTIN and MORGAN R. BROWN and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ JOHN ALEXANDER MARTIN John Alexander Martin	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2012

/S/ MORGAN R. BROWN Morgan R. Brown	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 30, 2012

/S/ MICHAEL S. ESTES, PH.D. Michael Sumner Estes, Ph.D.	Chairman of the Board and Director	March 30, 2012

/S/ JEANI DELAGARDELLE Jeani Delagardelle	Director	March 30, 2012

/S/ WILLIAM C. GARRIOCK William C. Garriock	Director	March 30, 2012

/S/ EUGENE B. JONES Eugene B. Jones	Director	March 30, 2012

/S/ ANDERS D. HOVE Anders D. Hove	Director	March 30, 2012

/S/ AUSTIN W. MARXE Austin W. Marxe	Director	March 30, 2012

1

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 3.1	Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.1 of the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 3.2

Bylaws of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on

Form S-3 filed on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.2	Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.7	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Corporation’s Form 8-K filed on October 14, 2010 (Commission File No. 000-28882)).

Exhibit 4.8

4.5% Convertible Note of World Heart Corporation issued to LaunchPoint Technologies, Inc. dated December 2, 2009 (incorporated by reference to Exhibit 10.2 to the Corporation’s

Form 10-K for the year ended December 31, 2009 (Commission File No. 000-28882)).

Exhibit 10.1	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to Exhibit 10.11 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.2	License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to Exhibit 10.12 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.3	License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to Exhibit 10.13 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

1

Exhibit 10.4	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to Exhibit 10.14 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.5	World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.6	Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.7	Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.8	Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.9	Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.10	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation’s Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))

Exhibit 10.11	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).*

Exhibit 10.12	Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*

Exhibit 10.13	Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.14	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.15	Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.16	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.17	Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.18	Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

2

Exhibit 10.19	Form of indemnification agreement.

Exhibit 10.20	Description of 2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to the Corporation’s Form 8-K dated February 14, 2011 (Commission File No. 000-28882)).*

Exhibit 10.21	Letter Agreement, dated April 19, 2010, between World Heart Inc. and John C. Woodard (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on May 3, 2010 (Commission File No. 000-28882)).*

Exhibit 10.22	Securities Purchase Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.23	Registration Rights Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.24	Asset Purchase Agreement dated July 11, 2011, as amended by and between the Corporation and Syncardia Systems, Inc.

Exhibit 14.1	Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc.

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS+	XBRL Instance Document#

101.SCH+	XBRL Taxonomy Extension Schema Document#

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document#

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document#

*	Management contract or compensatory plan or arrangement
+	Filed herewith
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

3

WORLD HEART CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of World Heart Corporation:

We have audited the accompanying consolidated balance sheets of World Heart Corporation and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Heart Corporation and its subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 29, 2012

WORLD HEART CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$5,413,782	$9,500,921
Marketable investment securities	3,848,408	11,274,668
Trade receivables, net of allowance for doubtful accounts of $0 at December 31, 2011 and December 31, 2010, respectively	—	188,842
Other receivables	1,606,489	373,329
Inventory, net of allowance for excess and obsolete of $0 and $713,720 at December 31, 2011 and December 31, 2010, respectively	—	4,042,008
Prepaid expenses	156,320	257,047

	11,024,999	25,636,815

Long-term assets
Property and equipment, net of accumulated depreciation of $826,886 and $664,796 at December 31, 2011 and 2010, respectively	640,217	936,797
Marketable investment securities	—	1,641,202
Other long-term assets	14,756	14,756

	654,973	2,592,755

Total assets	$11,679,972	$28,229,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$195,796	$682,092
Accrued liabilities	171,840	923,571
Accrued royalties	126,213	24,467
Accrued compensation	146,966	812,412
Accrued restructuring charges	375,173	—
Note payable - short term, net	139,703	124,386

	1,155,691	2,566,928

Long-term liabilities
Warrant liability	1,105,890	13,569,663
Note payable - long term, net	328,400	462,616
Other long-term liabilities	11,167	15,383

Total liabilities	2,601,148	16,614,590

Commitments and Contingencies (Note 12)

Shareholders’ equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.001 par value, 50,000,000 shares authorized, 27,517,749 shares and 26,682,332 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	27,517	26,682
Additional paid-in-capital	366,132,126	364,833,568
Cumulative other comprehensive loss	(4,753)	(3,590)
Accumulated deficit	(357,076,066)	(353,241,680)

Total shareholders’ equity	9,078,824	11,614,980

Total liabilities and shareholders’ equity	$11,679,972	$28,229,570

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenue, net	$(143,061)	$2,179,169	$4,765
Cost of goods sold	(1,549,831)	(2,346,529)	(212,975)

Gross profit (loss)	(1,692,892)	(167,360)	(208,210)

Operating expenses
Research and development	5,488,684	8,080,817	10,356,792
Selling, general and administrative	3,236,168	3,944,410	5,436,655
Restructuring charges	6,538,501	—	577,666
Amortization of intangibles	—	—	107,916

Total operating expenses	15,263,353	12,025,227	16,479,029

Operating loss	(16,956,245)	(12,192,587)	(16,687,239)
Other income (expenses)
Foreign exchange loss	(505)	(13,803)	(23,322)
Investment and other income	58,080	21,152	18,465
Gain on sale of marketable investments, net	4,596	—	—
Loss on liquidation of foreign entity	—	(6,285,577)	—
Gain (loss) on change in fair value of warrant liability	12,463,773	(1,896,767)	—
Gain (loss) on sale of property and equipment, net	717,007	(7,315)	(4,270)
Interest expense	(121,093)	(141,959)	(14,135)

Net loss	$(3,834,386)	$(20,516,857)	$(16,710,501)

Weighted average number of common shares outstanding:
Basic and diluted	26,737,264	17,042,968	13,273,462

Basic and diluted loss per common share	$(0.14)	$(1.20)	$(1.26)

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Comprehensive Loss	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Number	Amount
Balance, January 1, 2009	13,253,964	$325,087,252	$17,323,629		$(6,285,577)	$(316,014,322)	$20,110,982
Non-cash stock compensation	—	—	1,066,006		—	—	1,066,006
Common shares issued upon exercise of warrants	58,301	192,499	—		—	—	192,499
Rounding adjustment due to stock splits	(59)	—	—		—	—	—
Net loss for the year ended December 31, 2009	—	—	—	$(16,710,501)	—	(16,710,501)	(16,710,501)

Total comprehensive loss				$(16,710,501)

Balance, December 31, 2009	13,312,206	$325,279,751	$18,389,635		$(6,285,577)	$(332,724,823)	$4,658,986
Common stock and warrants issued in January and October private placement, net	13,268,844	13,269	19,474,565		—	—	19,487,834
Common stock issued for payment of LaunchPoint note plus accrued interest	101,282	101	244,899		—	—	245,000
Reclass of common stock to additional paid-in-capital with a $.001 par value effective January 1, 2010	—	(325,266,439)	325,266,439		—	—	—
Non-cash stock compensation	—	—	1,458,030		—	—	1,458,030
Gross unrealized loss on marketable investment securities				(4,456)
Less reclassification for realized loss on marketable investment securities				866

Net unrealized loss on marketable investment securities	—	—	—	(3,590)	(3,590)	—	(3,590)
Foreign currency translation gain from effect of liquidation of foreign subsidiary	—	—	—	6,285,577	6,285,577	—	6,285,577
Net loss for the year ended December 31, 2010	—	—	—	$(20,516,857)	—	(20,516,857)	(20,516,857)

Comprehensive loss				$(14,234,870)

Balance, December 31, 2010	26,682,332	26,682	364,833,568		(3,590)	(353,241,680)	11,614,980
PIPE fees			(3,698)				(3,698)
Common stock issued for payment of LaunchPoint note plus accrued interest	835,417	835	235,165		—	—	236,000
Non-cash stock compensation	—	—	1,067,091		—	—	1,067,091
Gross unrealized gain on marketable investment securities				3,434
Less reclassification for realized gain on marketable investment securities, net				(4,596)

Net unrealized loss on marketable investment securities	—	—	—	(1,163)	(1,163)	—	(1,163)
Net loss for the period ended December 31, 2011	—	—	—	$(3,834,386)	—	(3,834,386)	(3,834,386)

Comprehensive loss				$(3,835,549)

Balance, December 31, 2011	27,517,749	27,517	366,132,126		(4,753)	(357,076,066)	9,078,824

(See accompanying notes to the consolidated financial statements)

WORLD HEART CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net loss for the period	$(3,834,386)	$(20,516,857)	$(16,710,501)
Adjustments to reconcile net loss to net cash used in operations:
Write off of inventory - restructuring charges	5,253,467	—	—
Loss on disposal of property and equipment - restructuring charges	213,888	—	—
Loss (gain) on sale of property and equipment	(717,007)	7,315	4,270
Non-cash stock compensation expense	1,067,091	1,458,030	1,066,006
Amortization of premium (accretion of discount) on marketable investments	289,352	(7,778)	—
Amortization and depreciation	251,430	347,493	322,860
Non-cash interest on debt	81,819	140,908	11,844
Non-cash expense on loss on liquidation of foreign entity	—	6,285,577	—
Realized gain on sale of marketable securities, net	(4,596)	—	—
Non-cash loss (gain) on change in fair value of warrant liability	(12,463,773)	1,896,767	—
Non-cash acquisition of in-process research and development through note payable	—	—	683,000
Unrealized foreign exchange gain (loss)	—	—	(33,552)
Change in operating components of working capital:
Trade and other receivables	(1,044,318)	(521,660)	424,196
Inventory	(1,211,459)	(3,700,394)	(341,614)
Prepaid expenses	100,727	14,919	186,166
Accounts payable, accrued liabilities and accrued royalties	(1,072,026)	(2,448)	212,834
Accrued compensation	(648,288)	167,106	(243,079)
Accrued restructuring charges	375,173	—	—

Cash used in operating activities	(13,362,906)	(14,431,022)	(14,417,570)

Investing activities:
Purchase of marketable investment securities	(6,492,507)	(15,068,851)	(499,417)
Sales of marketable investment securities	15,274,051	2,656,586	—
Proceeds from sale of property and equipment	731,687	—	1,500
Purchase of property and equipment	(192,268)	(384,931)	(417,567)

Cash provided by (used in) investing activities	9,320,963	(12,797,196)	(915,484)

Financing activities:
Issuance of common shares through private placement, net	—	31,160,730	—
Private placement fees	(3,698)	—	—
Capital lease repayments	(41,498)	5,739	(6,011)
Exercise of warrants and issuance of shares	—	—	192,499

Cash (used in) provided by financing activities	(45,196)	31,166,469	186,488

Effect of exchange rates on cash and cash equivalents	—	—	5,512
Increase in cash and cash equivalents for the period	(4,087,139)	3,938,251	(15,141,054)
Cash and cash equivalents, beginning of the period	9,500,921	5,562,670	20,703,724

Cash and cash equivalents, end of the period	$5,413,782	$9,500,921	$5,562,670

Supplementary cash flow information:
Interest paid on financing	$4,711	$1,051	$1,313
Non-cash financing activities:
Reclassification from equity to warrant liability	—	$11,672,896	—
Note payable and accrued interest converted to common stock	$236,000	$245,000	—

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company measures certain financial assets and liabilities (cash equivalents, marketable investment securities, and warrant liability) at fair value on a recurring basis. The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

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

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investment securities and accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has investments in marketable investment securities, primarily comprised of certificates of deposit, corporate and government municipal bonds. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC) on such deposits. Marketable investments are subject to credit risk although there are some protected by FDIC insurance. The Company invests in high-grade instruments and limits its exposure to any one issuer. The Company has zero and $188,842 in trade accounts receivable as of December 31, 2011 and 2010, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. There have been no write-offs during the years presented. As of December 31, 2010 two customers, whose businesses are primarily limited to large hospitals and transplant centers, accounted for approximately 87% of trade receivables.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying value of property and equipment is assessed when factors indicating a possible impairment are present. The Company records an impairment loss in the period when it is determined that the carrying amounts may not be recoverable. The impairment loss would be calculated as the amount by which the carrying amount exceeds the undiscounted future cash flows from the asset. During 2011, the Company wrote off certain assets through restructuring expense and removed the cost basis and accumulated depreciation for assets impaired as a result of the Company’s decision to terminate the Levacor VAD clinical study totaling $213,888.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s intangible assets are comprised of the value assigned to workforce acquired in the MedQuest Acquisition in July 2005 that was fully amortized in 2009 and value assigned to the Company’s Novacor LVAS product that was fully amortized in December 2005. Amortization expense in 2009 was $107,916.

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

(l) Revenue Recognition, Trade Receivables and Deferred Revenue

The Company recognizes revenue from product sales in accordance with ASC 605, Revenue Recognition. Pursuant to purchase agreements or orders, the Company ships product to our customers. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to its customers, the selling price is fixed and collection is reasonably assured. Beginning in 2010, a majority of product sales were made on a consignment basis and as such, pursuant to the terms of the consignment arrangements, revenue is generally recognized on the date the consigned product is implanted or otherwise consumed. Revenue from product sales not sold on a consignment basis is generally recognized upon customer receipt and acceptance of the product. Beginning in 2010, revenue was recognized from sales of the Levacor VAD in connection with the Company’s BTT clinical trial. The Company does not expect to generate significant revenue in the near term due to its decision in July 2011 to end commercialization efforts on the Levacor VAD.

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

elements based on relative fair value. The determination of fair value of the undelivered elements in multiple elements arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor specific objective evidence, or VSOE. Each element’s revenue is recognized when all of the revenue recognition criteria are met.

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of its trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. The Company did not incur any losses related to customer bad debts during the past three years. At December 31, 2011 and December 31, 2010, the allowance for doubtful accounts was zero for both periods.

During the year ended December 31, 2011, the Company agreed to allow two customers to return three and one units, respectively, which had been previously sold and paid for. This decision was made as a result of the pause in enrollment of the Company’s BTT clinical study in February 2011, expiring shelf lives of kits, as well as the July 2011 decision by the Company to terminate its efforts to commercialize the Levacor VAD. The impact of this was a reduction of revenues, net, through sales returns and allowances by approximately $332,000 for the year ended December 31, 2011.

(m) Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provides for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, was zero and $40,809 at December 31, 2011 and 2010, respectively. Accrued warranty is expected to be at zero in future periods with the 2011 decision by the Company to terminate its efforts to commercialize the Levacor VAD.

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

(q) Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate for changes in circumstances. On July 29, 2011, the Company announced the termination of its efforts to commercialize the Levacor VAD technology and will focus its resources on developing and commercializing its smaller, next-generation MiFlow and PediaFlow VADs. This resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce and additional restructuring charges related to inventory and equipment write-offs, contract and purchase order cancellation fees, facility related charges and clinical trial wind-down costs. Restructuring expense related to the July 2011 Restructuring was $6.5 million for the year ended December 31, 2011. See Note 7 and Note 15.

(r) Government Assistance

Government assistance is recognized when the expenditures that qualify for assistance are made and the Company has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable. The Company’s submission of expense reimbursements are subject to review and adjustment. As of December 31, 2011, the Company believes all amounts submitted will be fully reimbursed.

On February 2010, the Company announced that it was part of a consortium awarded a $5.6 million, 4-year contract by the National Institutes of Health (NIH) to further develop the PediaFlow VAD to clinical trial readiness. For the years ended December 31, 2011 and 2010, the Company recorded a reduction on R&D expenses of $1.9 million and $224,000, respectively, related to the NIH grant. As of December 31, 2011 and 2010, $1,522,000 and $224,000, respectively, are included in other receivables related to the NIH grant. The Company expects it will record minimal R&D expense reductions under the NIH grant in the future.

On October 2010, the Company was awarded a $244,479 grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program, which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. The Company received the funds during the year ended December 31, 2010 and recorded the receipt as grant revenue.

(s) Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Effective January 1, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware in the United States through a planned arrangement and substantially terminated a majority of operations outside the United States. As a result, the Company recorded a loss on the liquidation of foreign entity of $6.3 million during the year ended December 31, 2010 which represented the other comprehensive loss on the balance sheet at December 31, 2009. The accumulated other comprehensive loss represented the impact of converting to U.S. dollars from Canadian dollars prior to January 1, 2004.Exchange gains and losses are included in the net loss for the year.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(t) Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). The accumulated other comprehensive loss as of December 31, 2011 and 2010 is related to accumulated net unrealized losses on marketable investment securities while the accumulated other comprehensive loss as of December 31, 2009 was related to a foreign currency translation resulting from the conversion of the Company’s functional currency from Canadian dollar to the US dollars. During the year ended December 31, 2010, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware, terminating a majority of its operations in Canada and recorded a $6.3 million loss on liquidation of foreign entity.

(u) Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the year ended December 31, 2011, 2010 and 2009, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the years ended December 31:

	2011	2010	2009
Gross numbers of shares excluded:
Warrants	13,269,261	14,712,986	25,416
Stock options	1,601,420	1,845,128	1,512,488

	14,870,681	16,558,114	1,537,904

(v) Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. MARKETABLE INVESTMENT SECURITIES AND FAIR VALUE

The Company’s marketable investment securities consist primarily of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds which are classified as available for sale. Marketable investment securities as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$120,683	$5	$—	$120,688
Commercial paper	599,003	10	(110)	598,903
Municipal bonds	110,000	29	—	110,029
Corporate bonds	3,275,735	32	(4,719)	3,271,048

Total marketable investment securities	4,105,421	76	(4,829)	4,100,668
Less cash equivalent	252,496	—	(236)	252,260

Net marketable investment securities	$3,852,925	$76	$(4,593)	$3,848,408

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$8,186,916	$614	$(10,029)	$8,177,501
Municipal bonds	4,732,544	6,055	(230)	4,738,369

Total marketable investment securities	$12,919,460	$6,669	$(10,259)	$12,915,870

Marketable investment securities available for sale in an unrealized loss position as of December 31, 2011 and 2010 are as follows:

	Held for less than 12 months		Held for more than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$299,296	$(110)	$—	$—
Corporate bonds	2,966,962	(4,719)	—	—

Total marketable investment securities	3,266,258	(4,829)	—	—
Less cash equivalent	(252,260)	236	—	—

Net marketable investment securities	$3,013,998	$(4,593)	$—	$—

	December 31, 2010
	Held for less than 12 months		Held for more than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$6,689,788	$(10,029)	$—	$—
Municipal bonds	252,480	(230)	—	—

Total marketable investment securities	$6,942,268	$(10,259)	$—	$—

Maturities of marketable investment securities are as follows at December 31, 2011 and 2010:

	December 31, 2011		December 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,084,801	$4,080,048	$11,279,736	$11,274,668
Due after one year through five years	20,620	20,620	1,053,169	1,054,236
Due after ten years	—	—	586,555	586,966

Total marketable investment securities	$4,105,421	$4,100,668	$12,919,460	$12,915,870

The proceeds from maturities and sales of marketable securities and resulting realized gains and losses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	During the Year Ended December 31,
	2011	2010	2009
Proceeds from maturities and sales	$—	$2,656,586	$—
Realized gains	5,094	—	—
Realized losses	(498)	—	—

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

Assets:
Cash equivalents-money market funds	$4,718,966	$—	$—
Cash equivalents-corporate bonds	—	252,260	—
Certificates of deposits	—	120,688	—
Commercial paper	—	598,903	—
Municipal bonds	—	110,029	—
Corporate bonds	—	3,018,788	—

Total cash equivalents and marketable securities	$4,718,966	$4,100,668	$—

Liabilities:

Warrant liability	$—	$—	$1,105,890

	December 31, 2010
	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

Assets:
Cash equivalents-money market funds	$8,636,898	$—	$—
Certificates of deposits	—	8,177,501	—
Municipal bonds	—	4,738,369	—

Total cash equivalents and marketable securities	$8,636,898	$12,915,870	$—

Liabilities:

Warrant liability	$—	$—	$13,569,663

There were no transfers between levels in 2011 and 2010.

(b) Interest rate risk

The Company is subject to minimal interest rate risk in relation to its investments in certificates of deposits, commercial paper and corporate and municipal bonds for the years ended during December 31, 2011 and 2010.

(c) Interest rate risk on debt

The Company’s debt obligations consist of $600,000 remaining of a convertible note issued to LaunchPoint Technologies Inc. (LaunchPoint) which carries a fixed interest rate. The Company is not exposed to interest rate market risk on the LaunchPoint note. The carrying value of the LaunchPoint note approximates its fair value at December 31, 2011. See Note 8.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d) Foreign exchange risk

The Company has minimal assets and liabilities in foreign currencies; primarily the Euro dollar. The Company’s current foreign currency exposure is not significant.

4. INVENTORY

As of December 31, 2011 and December 31, 2010, net inventory balances were as follows:

	December 31, 2011	December 31, 2010
Raw materials	$—	$1,733,017
Work in progress	—	1,342,887
Finished goods	—	1,679,824
Reserve for obsolete inventory	—	(713,720)

Total inventory	$—	$4,042,008

On July 29, 2011, the Company ended its efforts to commercialize the Levacor VAD technology and as a result wrote off its remaining inventory balances of approximately $5.3 million as part of a comprehensive restructuring. Inventory on consignment at customer sites at December 31, 2011 and 2010 was zero and $447,629, respectively. See Note 7.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2011 and 2010:

	December 31, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,721	$(48,358)	$30,363
Computer equipment & software	261,336	(135,842)	125,494
Manufacturing & research equipment	753,038	(413,294)	339,744
Leasehold improvements	374,008	(229,392)	144,616

	$1,467,103	$(826,886)	$640,217

	December 31, 2010
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$77,421	$(39,435)	$37,986
Computer equipment & software	256,327	(103,570)	152,756
Manufacturing & research equipment	914,780	(356,856)	557,924
Leasehold improvements	353,065	(164,935)	188,131

	$1,601,593	$(664,796)	$936,797

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $251,430, $347,493 and $214,944, respectively. In 2011, the Company wrote off certain assets as a restructuring expense and removed the cost basis and accumulated depreciation for assets no longer in service as a result of the Company’s decision to terminate the Levacor VAD clinical study totaling $213,888. On April 1, 2010, the

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recorded one-time depreciation expense on assets with remaining net book value that had reached their respective useful life totaling $116,725. Additionally in 2010, the Company removed the cost basis and corresponding accumulated depreciation/amortization of assets that were no longer in service.

During the year ended December 31, 2011, the Company sold its remaining Segmented Polyurethane Solution (SPUS) inventory and specialized SPUS reactor and equipment for a total of $800,000. The Company recognized SPUS revenue of $71,000 and gain on sale of the SPUS equipment of approximately $729,000. Prior to the sale of the SPUS inventory and equipment, the net carrying value of these items was zero.

For the years ended 2010 and 2009, the Company wrote-off certain property and equipment and recorded a loss of $7,315 and $4,270, respectively.

6. CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$195,796	$682,092
Accrued liabilities	171,840	923,571
Accrued royalties	126,213	24,467

Total accounts payable and accrued liabilities	$493,849	$1,630,130

Accrued Compensation

Accrued compensation includes accruals for year-end employee wages, severance payments not associated with a restructuring, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	December 31, 2011	December 31, 2010
Wages	$—	$21,731
Severance	—	61,505
Vacation	146,966	396,027
Bonuses	—	333,149

Total accrued compensation	$146,966	$812,412

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each year end, typically in February of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officers payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. For the year ended December 31, 2011 and 2010, accrued performance bonuses were zero and $333,149, respectively, and were payable in cash. Accrued severance related to the Company’s 2011 restructuring plan is included in Accrued Restructuring Charges. See Note 7.

7. Restructuring Charges

On July 29, 2011, the Company announced that it ended its efforts to commercialize the Levacor VAD technology and would focus its resources on developing and commercializing its smaller, next-generation

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MiFlow and PediaFlow VADs. On July 26, 2011, in conjunction with this decision, the Board of Directors of the Company approved a restructuring plan (2011 Restructuring Plan) that resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce. Affected employees are eligible to receive severance payments ranging between one and nine months and payment by the Company of each affected employee’s COBRA premiums for up to a similar period, in exchange for a customary release of claims against the Company. The reduction in workforce involved all functional disciplines including, research and development personnel, as well as general and administrative employees. In addition to the severance benefits noted, the Company recorded additional restructuring charges related to inventory and equipment write-offs, contract and purchase order cancellation fees, facility related charges, and clinical trial wind-down costs. The charges related to the restructuring plan during the year ended December 30, 2011 were $6.5 million. Inventory and equipment write offs include $5.3 million in inventory write off, all of which are related to the discontinued Levacor VAD, and a $213,888 loss in equipment write off specifically related to the Levacor VAD product. Associated severance charges were $874,469 and payments related to the restructuring plan were paid primarily in 2011 and are anticipated to be paid in full by June 2012. Facility and related expense consist of two months of rent remaining in the California facility and related vacating and moving expenses related to the relocation of equipment and furniture to the Utah facility and were $22,668. Clinical trial wind down costs of $18,309 consists of closure fees related to its clinical research organization and other related clinical fees. Contract cancellation fees of $155,700 consist of recognition of minimum royalty obligations of $83,333 as these royalties are associated with the sublicensing of certain proprietary compounds used in the production of the Levacor VAD, with an additional $72,367 in purchase orders (P.O.) cancellation fees related to outstanding commitments on purchased goods and services associated with the Levacor VAD. The Company estimates it may incur additional restructuring expenses of up to $500,000 related to a cancellation of a contract and equipment write-offs. Although the timing and exact amounts are unknown, the Company expects to have a more definitive understanding on this additional charge by mid 2012. Thus total anticipated restructuring charge as a result of the 2011 Restructuring Plan will be approximately $7.0 million. As a result of the 2011 Restructuring Plan, the Company will realize cost savings from the reduced headcount, as well as reduced clinical trial and manufacturing costs, including inventory build related to the Levacor VAD.

A summary of accrued restructuring costs related to the 2011 Restructuring Plan is as follows:

2011 Restructuring Plan	Balance at January 1, 2011	Charged to Expense in Fiscal 2011	Cash Paid	Non-Cash	Balance at December 31, 2011
Inventory and equipment write downs	$—	$5,467,355	$—	$5,467,355	$—
Severance	—	874,469	635,974	—	238,495
Facility related expense	—	22,668	22,668	—	—
Clinical trial wind down costs	—	18,309	18,309	—	—
Contract and purchase order cancellation fees	—	155,700	19,022	—	136,678

Total	$—	$6,538,501	$695,973	$5,467,355	$375,173

On August 21, 2008, the Company announced a phased consolidation into its location in Salt Lake City, Utah (2008 Restructuring Plan). Included in the consolidation plan was the elimination of certain positions in its Oakland, California facility, the relocation of certain positions to Salt Lake City, Utah, the appointment of a President and Chief Executive Officer (CEO) and Chief Financial Officer based in its Salt Lake facility and the transition of the former CEO to Chief Technology Officer. Accrued restructuring costs were zero and $298,000 as of December 31, 2010 and December 31, 2009 related to the 2008 Restructuring Plan, respectively.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of accrued restructuring costs related to the 2008 Restructuring Plan are as follows:

	Balance at December 31, 2008	Charged to expense in fiscal 2009	Cash Paid	Non-Cash	Balance at December 31, 2009
2008 Restructuring Plan
Severance	$65,000	$358,733	$(345,000)	$—	$78,733
Facility related expense	—	218,933	—	—	218,933

Total	$65,000	$577,666	$(345,000)	$—	$297,666

	Balance at December 31, 2009	Charged to expense in fiscal 2010	Paid or settled	Non-Cash	Balance at December 31, 2010
2008 Restructuring Plan
Severance	$78,733	$—	$(78,733)	$—	$—
Facility related expense	218,933	—	(218,933)	—	—

Total	$297,666	$—	$(297,666)	$—	$—

As a result of the 2008 Restructuring Plan and phased consolidation plan, the Company has recorded cumulative restructuring charges of $709,097 between 2008 and 2010, primarily associated with workforce reduction, severance and retention payments and relocation and facility lease costs. There has been no material change in the restructuring liability as initially measured.

8. EQUITY AND DEBT TRANSACTIONS

LaunchPoint Note

On December 2, 2010, the first twenty percent of the note issued to LaunchPoint (LaunchPoint Note) plus accrued interest totaling $245,000 became due, and the Company issued 101,282 restricted shares of its common stock to LaunchPoint. On December 2, 2011, the second twenty percent of the LaunchPoint note plus accrued interest totaling $236,000 became due, and the Company issued 835,417 restricted shares of its common stock to LaunchPoint. As of December 31, 2011, the current and long term portions of the LaunchPoint note are $139,703 and $328,400, respectively, net of a total discount of $131,897. See Note 12.

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the both years ended December 31, 2011 and 2010, the Company had 11,850,118 warrants outstanding to purchase an equal number of common stock from the October Offering. The fair value of these warrants on December 31, 2011 and 2010 was determined using the Black-Scholes option pricing model as defined in the October Offering with the following Level 3 inputs:

	December 31,
	2011	2010
Risk-free interest rate	0.60%	2.19%
Expected life in years	3.80	4.80
Dividend yield	—	—
Volatility	125%	60%
Stock price	$0.21	$2.25

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2011, the Company recorded a change in fair value of $12.5 million gain on the change in fair value of the October 2010 Offering warrants. During the year ended December 31, 2010, the Company recorded a $1.9 million loss on the October Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2009	$—
Initial fair value of common stock warrants outstanding in October 2010 offering	11,672,896
Change in fair value of common stock warrants during 2010	1,896,767

Balance at December 31, 2010	$13,569,663
Change in fair value of common stock warrants during 2011	(12,463,773)

Balance at December 31, 2011	$1,105,890

9. SHAREHOLDERS’ EQUITY

Equity Plan

The Company has issued share-based option awards to employees, non-executive directors and outside consultants through our approved incentive plan, the 2006 Equity Incentive Plan (“Incentive Plan”). The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common share price which is the closing price quoted on the NASDAQ Stock Exchange on the last trading day before the date of grant. The stock options generally vest over a four-year or three-year period, first year cliff vesting with monthly vesting thereafter on the four-year awards and annually in equal portions on the three-year awards, and have a ten year life. Options outstanding are subject to time-based vesting as described above and thus are not performance-based.

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options. On June 23, 2011, during the Company’s Annual Shareholders’ Meeting, an amendment to the Incentive Plan to increase the maximum number of common shares that may be issued under the Incentive Plan from 2,166,667 to 2,916,667 was approved. As of December 31, 2011, there were 1,601,420 option shares outstanding and 1,315,247 shares are available for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the years ended December 31, 2011, 2010 and 2009 has been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

Except for transactions with employees and directors that are within the scope of ASC 718, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
Selling, general and administrative	$567,298	$688,193	$643,006
Research and development	499,793	769,837	423,000

Total	$1,067,091	$1,458,030	$1,066,006

For the year ended December 31, 2010, the significant increase in share based compensation expense relates primarily to equity awards granted in the recruitment of our management team in 2009 and the hiring of additional personnel in preparation for our Levacor BTT clinical trial that commenced in 2010. Share based compensation expense decreased for the year ended December 31, 2011 due to the Company’s equity award forfeitures as a result of the Company’s 2011 Restructuring Plan.

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2011, 2010 and 2009, the following weighted average assumptions were utilized:

	2011	2010	2009
Expected life (in years)	5.8	6.08	5.5
Expected volatility	126%	154%	156%
Average risk free interest rate	2.3%	2.5%	2.5%
Dividend yield	—	—	—

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options. The Company used a term of 5.5 years for Board of Director stock option grants during the years ended December 31, 2011, 2010 and 2009 and the Company used and 6.08 years for all employee stock options granted during the years ended December 31, 2011 and 2010. The Company used 5.5 years for all employee stock options granted during the year ended December 31, 2009. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted average remaining contratual life	Aggregate intrinsic value
Outstanding at
December 31, 2010	1,845,128	$6.16
Granted	676,100	1.30
Expired	—	—
Cancelled	(402,795)	13.25
Forfeited	(517,013)	2.62

Outstanding at December 31, 2011	1,601,420	$3.47	7.7	$—

Exercisable at December 31, 2011	753,213	$5.05	6.6	$—

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at December 31, 2011.

At December 31, 2011, the aggregate options outstanding was 1,601,420 of which 753,213 options were vested and exercisable, with a weighted average remaining contractual life of 6.6 years and 848,207 options were unvested, with a weighted average remaining contractual life of 8.3 years.

The weighted average grant date fair value per share of options granted in the years ended December 31, 2011, 2010 and 2009 was $1.09, $3.37 and $2.77, respectively.

At December 31, 2011, 2010, and 2009, the aggregate intrinsic value of all outstanding options was zero, $1,780, and $3,255,142, respectively. No options were exercised under the Company’s Incentive Plan during the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, approximately $2.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a period of approximately 15 quarters.

Warrant Activity

The following table summarizes the number of warrants outstanding and the weighted average exercise price:

	Warrants	Weighted average exercise price	Weighted average remaining contratual life	Aggregate intrinsic value
Outstanding at December 31, 2010	14,712,986	$2.81	4.7
Granted	—	—
Expired	(1,443,725)	4.87
Cancelled		—
Forfeited	—	—

Outstanding at December 31, 2011	13,269,261	$2.59	3.7	$—

Exercisable at December 31, 2011	13,269,261	$2.59	3.7	$—

10. INCOME TAXES

The Company operates in several tax jurisdictions. Its income is subject to varying rates of tax and losses incurred in one jurisdiction that cannot be used to offset income taxes payable in another. The Company had both a financial accounting and tax basis loss for the year ended December 31, 2011, 2010 and 2009 and has no provision for income taxes in each of the years.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the Company’s federal and state income tax rates with the Company’s effective tax rate is as follows:

	December 31,
	2011	2010	2009
United States loss	$(3,823,431)	$(20,472,264)	$(15,665,740)
Canadian loss	—	—	(1,030,482)
European loss	(10,955)	(44,593)	(14,279)

Loss before income taxes	(3,834,386)	(20,516,857)	(16,710,501)
Expected statutory rate	37.98%	37.45%	32.12%
Expected recovery of income tax	(1,456,173)	(7,683,563)	(5,367,413)
Effect of foreign tax rate differences	4,160	16,700	(294,498)
Permanent differences	(4,290,027)	3,608,021	14,041
Change in valuation allowance	5,761,161	7,645,875	6,695,664
Effect of changes in carryforwards	—	(3,227,560)	(698,165)
Effect of exchange rate differences	(19,122)	(359,473)	(349,629)

Recovery of income taxes	$—	$—	$—

The combined federal and states statutory rate was 37.98 % and 37.45% for the years ended December 31, 2011 and 2010, respectively. In 2009 the Company’s income and loss was also subject to a blended US and Canadian statutory rate of 32.12%. The permanent difference for the year ended December 31, 2011 relates primarily to a $12.5 million non-cash gain resulting from a favorable change in the Black Scholes fair value related to the October Offering warrants liability. The permanent difference for the year ended December 31, 2010 relates primarily to a $6.3 non-cash million loss on liquidation of foreign entity when the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the state of Delaware, terminating a majority of its operations in Canada and to a $1.9 million non-cash loss resulting from a change in the Black-Scholes fair value related to the October Offering warrant liability. There were no permanent significant differences for the year ended December 31, 2009. The effect of changes in the carryforwards line item includes a write-down of Canadian tax attributes for which benefit will not be recognized as no further Canadian tax returns will be filed.

The primary temporary differences affecting deferred taxes and their approximate effects are as follows:

	December 31,
	2011	2010	2009
Deferred tax assets:
Net operating losses	$65,696,255	$59,172,631	$50,026,557
Tax credits	2,724,425	2,277,884	1,933,686
Accrual and reserves	209,222	992,586	1,260,915
Asset basis differences	3,580,798	4,006,438	5,582,506

	72,210,700	66,449,539	58,803,664
Less: valuation allowance	(72,210,700)	(66,449,539)	(58,803,664)

Deferred tax liabilities:
Asset basis differences	—	—	—

Net deferred income tax liability	$—	$—	$—

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carry forward period are reduced.

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance increased by $5.8 million for the year ended December 31, 2011.

The Company recorded no liability for uncertain income tax positions for the year ended December 31, 2011. The Company adopted a policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, if they are incurred. For the year ended December 31, 2011, no penalties or interest expense related to income tax positions were recognized and as of December 31, 2011, no penalties or interest related to income tax positions were accrued.

The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly over the next twelve months. The Company’s tax years 2001-2011 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2011 is as follows:

Balance at January 1, 2011	$2,358,085
Increases based on tax positions related to the current year	10,955

Balance at December 31, 2011	$2,369,040

As of December 31, 2011, none of the unrecognized tax benefits could affect the Company’s income tax provision or effective tax rate.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $155.6 million and $126.3 million, respectively, available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts beginning in 2020 and 2011, respectively.

As of December 31, 2011, the Company had federal and state R&D credit carryforwards of approximately $2.1 million and $1.0 million, respectively, available to reduce future taxable income. The federal credit carryforwards expire beginning in 2025, and the state credits have no expiration date.

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLAN

Since 2008, the Company has maintained a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2011, 2010 and 2009, the Company matched 100% of employee contributions of up to 2% of employee pre-tax and post-tax contributions. Total matching contributions for the years ended December 31, 2011, 2010 and 2009 were $71,590, $76,723 and $82,900. The decrease in 2011 relates to the reduction in the number of employees contributing to the 401(k) Plan as a result of our 2011 Restructuring Plan.

12. COMMITMENTS AND CONTINGENCIES

The Company is committed to minimum lease payments for office facilities and equipment, purchase obligations, note payable, interest, capital lease obligations, and licenses and royalty payments on net sales of future products.

The schedule is as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$759,019	$243,333	$494,894	$20,792	$—
Purchase obligations (1)	789,430	789,430	—	—	—
Note payable - gross	600,000	200,000	400,000		—
Interest on note payable	54,000	27,000	27,000	—	—
Capital lease obligations	7,728	7,728	—	—	—
Minimum royalty payment obligations	691,248	184,124	254,124	140,000	113,000	(2)

Total	$2,901,425	$1,451,616	$1,176,018	$160,792	$113,000

(1)	Purchase obligations primarily represent commitments for services, manufacturing agreements and other research and purchase commitments.
(2)	Thereafter only includes one year of minimum annual royalty payments that have variable or indefinite termination dates.

(a) Operating Leases

Total rent expense for the years ended December 31, 2011, 2010, and 2009 was $300,178, $338,220 and $612,107, respectively.

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

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On November 13, 2009, the Company entered into an Amendment Agreement amending the existing LaunchPoint Agreement. Under the Amendment Agreement, LaunchPoint assigned additional technology and intellectual property to WorldHeart in exchange for (a) increased royalty on net future sales through 2029 (or the date of expiry of the last to expire patents assigned to WorldHeart) of products using all technology (0.74%), with minimum annual royalties to LaunchPoint of approximately $129,000 for the first four years and payment of $60,000, thereafter, (b) entry into an R&D services agreement of $225,000, and (c) the issuance of a $1.0 million LaunchPoint Note.

Additionally, at the Company’s discretion and depending on the Company’s involvement, WorldHeart can choose to reimburse LaunchPoint to cover market rates for government grants and contracts. LaunchPoint provided the Company with an option on all future technology related to rotary pumps that provide assisted circulation, whether or not reimbursed by the Company.

On December 2, 2009 (Issuance Date), the Company issued to LaunchPoint a promissory note in the principal amount of $1.0 million with interest at 4.5% per annum maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary date of the Issuance Date. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The effective interest rate on the LaunchPoint Note is 20%.

The Company recorded in-process research and development expense of $683,000 related to the issuance of the LaunchPoint Note. A $317,000 discount or an approximate 15% discount rate was applied to the LaunchPoint Note. The discount will be amortized over the five-year term of the LaunchPoint Note as interest expense.

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maturity schedule of the LaunchPoint Note is as follows:

		December 31,
	Total	2012	2013	2014	2015	2016
Current note payable	$200,000	$200,000	$—	$—	$—	$—
Current discount	(60,297)	(60,297)	—	—	—	—

Net current note payable	$139,703	$139,703	$—	$—	$—	$—

Long term note payable	$400,000	$—	$200,000	$200,000	$—	$—
Long term discount	(71,600)	—	(46,698)	(24,902)	—	—

Net long term note payable	$328,400	$—	$153,302	$175,098	$—	$—

Carnegie Mellon

During November 2009, the Company entered into a license agreement with Carnegie Mellon University (CMU) granting the Company the exclusive, world-wide right and license to use and sublicense certain licensed technology in exchange for annual royalties of sixteen-hundredth of one percent (0.16%) of net sales or a minimum royalty of $43,000 per year beginning in 2010 thru 2013, whichever is higher, adjusted annually to the CPI index. Beginning the first calendar year the product utilizing CMU’s technology is commercialized and sales are generated, or in 2014, whichever is later, the Company would be required to pay annual minimum royalties of $40,000 per calendar year in future years. The agreement will conclude at the end of twenty (20) years or on the expiration date of the last-to-expire Patent, whichever comes later, unless terminated by another provision of the agreement.

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

University of Pittsburgh

During February 2002, the Company entered into a license agreement with the University of Pittsburgh granting the Company an exclusive right to certain technology and patents in exchange for annual royalties equal to one-tenth of one percent (0.1%) of net sales. Additionally, annual maintenance fees of $75,000, which are non-refundable and non-creditable against royalties are due beginning May 2007 and annually thereafter, until gross sales of products utilizing or incorporating the technology during the preceding twelve month period is greater than $500,000. In 2010, the Company met the minimum revenue threshold based on sales of its Levacor product. Ninety percent of all payments due shall be paid to the university and ten percent of such royalty payments shall be paid to the National Aeronautics and Space Administration (NASA), a co-owner of certain patent rights.

University of Virginia

During March 1999, the Company entered into an exclusive royalty-based license agreement with the University of Virginia granting the Company an exclusive right to certain inventions, patents and patent

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applications in exchange for annual minimum royalties of no less than $10,000 for the life of the patents. For net sales with respect to commercialized product occurring within agreed licensed territories, the royalty rate shall be one-half of one percent (0.5%), and for net sales of occurring outside the agreed licensed territories, the royalty rate shall be one-quarter of one percent (0.25%), subject to certain termination clauses between the Company and the University of Virginia. Currently, the Company is only required to remit the annual minimum royalties as the Company has no products generating revenue.

Heart and Lung Institute, LLC

During October 1998, the Company entered into an exclusive license and sublicense agreements with the Heart and Lung Institute (HLI) wherein exclusive right and license on certain technology and patents were granted to the Company in exchange for 3.15% annual royalties based on an amount earlier funded by HLI. The royalty is equal to a percentage of net sales on commercialized product, for a period of twenty years from the date of the agreement or for as long as products incorporating the licensed technology are being commercialized. The Company does not currently have any products generating revenue that would require a royalty payment to be made.

(c) Legal Proceedings

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

13. SEGMENTED INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision maker in deciding how to allocate resources and assess performance. The Company’s chief decision maker is the Chief Executive Officer.

The Company has one operating segment for the purpose of making operating decisions and assessing performance and operates in one geographic location.

Geographic Locations

The following geographic data provides revenue based on product shipment destination and long-lived assets based on physical location. As of December 31, 2011, the Company has one location in the United States.

	2011		2010		2009
	Revenue	Long lived Assets	Revenue	Long lived Assets	Revenue	Long lived Assets
United States	$(143,061)	$654,973	$2,179,169	$951,553	$—	$916,193
Europe	—	—	—	—	4,765	—

Total	$(143,061)	$654,973	$2,179,169	$951,553	$4,765	$916,193

14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 amended ASC 320, to converge the presentation of comprehensive income between U.S GAAP and International Financial Reporting Standards

WORLD HEART CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(IFRS). ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

15. SUBSEQUENT EVENTS

On February 23, 2012, the Company announced a workforce reduction in an effort to preserve cash and reduce the Company’s fixed operating costs as it Company explores various corporate strategic options (2012 Restructuring Plan). The 2012 Restructuring plan resulted in a reduction in its workforce of approximately 19 full-time positions and 1 part-time position, or approximately 77% of its workforce. Personnel reductions were made across the Company’s entire organization, including the following departments: research and development, manufacturing, quality, facilities, human resources and accounting. Affected employees are eligible to receive severance payments ranging between one and nine months and payment by the Company of each affected employee’s COBRA premiums for up to a similar period, in exchange for a customary release of claims against the Company. Severance and benefit payments are expected to total approximately $725,000. In addition to the severance benefits noted above, the Company expects to record additional restructuring charges related to contract and purchase order cancelation fees estimated to be between $20,000 to $70,000 and facility related charges, including minimum lease payments, of approximately $220,000 to $270,000.

The Company expects that the restructuring plan will result in aggregate cash expenditures of approximately $965,000 to $1.1 million, of which approximately $860,000 is expected in the first and second quarters of 2012 with the remainder occurring over the balance of 2012. The restructuring charge that the Company expects to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with the restructuring plan.

On March 29, 2012, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with Heartware International Inc., or Heartware, which sets forth the terms and conditions of the proposed merger of WorldHeart and Heartware. Under the terms and subject to the conditions set forth in the Merger Agreement, Heartware will either issue, and stockholders of WorldHeart will receive, shares of Heartware common stock or cash, at Heartware’s election, that will approximate $8.0 million at closing. Pursuant to the Merger Agreement, WorldHeart will merge with and become a subsidiary of Heartware. We currently plan to complete the proposed merger during the second quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger because it is subject to governmental and regulatory review processes and other conditions, many of which are beyond our control. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the US Tax Code if Heartware elects to purchase the Company with stock. The merger is subject to customary closing conditions, including approval by our stockholders.