Form 10-K/A
period 2011-12-31
WORLD HEART CORP
filed 2012-04-27
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of common shares outstanding as of April 27, 2012 was 27,517,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 30, 2012, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after March 30, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS OF THE REGISTRANT

The following includes a brief biography of each member of our Board of Directors, or the Board, including their respective ages as of March 30, 2012. The brief biographies below also include information regarding the specific experience, qualifications, attributes or skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report. There are no family relationships between any of our directors or executive officers.

NAME	AGE	POSITION
John Alexander Martin	59	President, Chief Executive Officer and Director
Jeani Delagardelle	55	Director
Michael Sumner Estes, Ph.D.	68	Director
William C. Garriock.	73	Director
Anders D. Hove, M.D.	46	Director
Eugene B. Jones	63	Director
Austin W. Marxe	71	Director

John Alexander Martin (59) has served as our Director since February 2009 and as our President and Chief Executive Officer from February 20119 until April 2012. Prior to joining us, Mr. Martin was President of the North American Region and Corporate Vice President of Edwards LifeSciences since 2004. Prior to 2004, he was with Cordis Corporation, a Johnson and Johnson Company where he served as Senior Vice President of International and earlier as Vice President of Sales and Marketing. Mr. Martin earned a bachelor’s degree from the University of Kentucky at Lexington. Mr. Martin’s experience with the Company, especially that of serving as President and Chief Executive Officer, bring the requisite detailed knowledge of the Company to the Board. Additionally, Mr. Martin’s historical experience in various sales and marketing roles with medical device companies and his service as our President and chief Executive Officer is valuable to the Board.

Jeani Delagardelle (55) has served as our director since October 2008 and is a Managing Director of New Leaf Venture Partners, a firm which was established by the former health care principals of the Sprout Group in July 2005. Ms. Delagardelle joined Sprout Group in August 2000 and became the General Partner in July 2001 leaving in July 2005 with the formation of New Leaf Venture Partners. She primarily concentrates on medical device efforts. Previously, she was a General Partner at Weiss, Peck & Greer Venture Partners where she focused on healthcare/technology investments. Before joining Weiss, Peck & Greer Venture Partners, Ms. Delagardelle spent 15 years in senior marketing, sales, business development and general manager positions in the healthcare industry. She was Vice President of Global Marketing for Target Therapeutics (acquired by Boston Scientific) and spent nine years with the Medi-tech division of Boston Scientific in several senior management roles. In addition, Ms. Delagardelle served as Director of Business Operations for Roche Laboratories and Director of Global Marketing for Cell Pro, Inc. Ms. Delagardelle is New Leaf’s designee for nomination to the Board of Directors of WorldHeart. Besides WorldHeart, Ms. Delagardelle serves on the board of directors of seven privately held companies. Additionally, she has served on the board of directors of seven other privately held companies over the past five years. Ms. Delagardelle’s extensive experience in the medical device and healthcare industry, both as a financial advisor and board member as well as being employed directly by large medical device and pharmaceutical companies, allows her to contribute her operational, marketing and business development expertise that are important to the Board.

Michael Sumner Estes, Ph.D. (68) has served as our director since April 2007 and currently serves as Chair of the Board of Directors. Since 2006, Mr. Estes has been chairman of the Board of Directors of Medical Entrepreneurs II, Inc., a company that develops and manufactures replacement heart valves. From 2001 until 2005, Mr. Estes worked as an independent consultant to Corazon, Inc., a company formed to develop new technology for the less invasive treatment of heart disease caused by calcium deposits. From 1996 to 1999, Mr. Estes was the President and Chief Executive Officer of Orquest, Inc., a company involved in bone replacement technology. From 1979 to 1995, Mr. Estes held executive positions with American Hospital Supply Corporation and Baxter Healthcare Corporation, including responsibility for the worldwide Cardiovascular Group at Baxter HealthCare. Mr. Estes is currently executive chair of the Board of Directors of nContact, Inc., a private cardiovascular company. Mr. Estes’ prior experience as chief executive officer and his long tenure as Board Chair positions him to contribute to the Board his extensive knowledge of WorldHeart and to provide Board continuity. In addition, Mr. Estes’ experience as Chief Executive Officer of a healthcare company as well as his long history serving in executive positions with large medical device companies, has provided him with operational and industry experience, as well as leadership skills, that are important to the Board.

William C. Garriock (73) has served as our director since December 2003. Since 2003, Mr. Garriock has been a professional company director. From 2000 to 2003, he was the Chairman of MDS SCIEX, the analytical instrument division of MDS Inc, a health and life sciences company. He was also the President of MDS SCIEX from 1994 to 1999. Mr. Garriock was the Executive-at-Large for MDS Inc. from 2000 to 2003. From 1993 to 1994, he was Vice President and Managing Partner (Pharmaceuticals) of MDS Health Ventures Inc. For the previous 18 years, he was the President and CEO of Miles Canada Inc. (now Bayer Canada Inc.), a pharmaceutical, diagnostics and consumer products company. Mr. Garriock is chair of the Board of Directors of Cipher Pharmaceuticals Inc., a pharmaceutical development company listed on the TSX. Previously he was a director of GSW Inc. and Nexia Biotechnologies Inc. Mr. Garriock received his B.Comm. from the University of British Columbia and an MBA from the Kellogg School of Business of Northwestern University. Mr. Garriock’s long tenure on WorldHeart’s Board of Directors positions him to contribute his extensive historical knowledge of the Company and to provide board continuity. Additionally his experience as a president and chief executive officer with several companies in the healthcare industry has provided him with operational, industry and leadership experience that are valuable to the Company.

Anders D. Hove, M.D. (46) has served as our director since October 2008 and is a general partner of Venrock Associates, a venture capital firm, which he joined in January 2004. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm. From 2002 to 2003, he also served as the chief executive officer of Bellevue Asset Management, the asset manager of BB Biotech and BB Medtech. Dr. Hove serves on the board of directors of a number of privately held companies. He received an M.D. from the University of Copenhagen, a M.Sc. from the Technical University of Denmark and an MBA from INSEAD. Dr. Hove is Venrock’s designee for nomination to the Board of Directors of WorldHeart. Mr. Hove’s extensive financial background, including his experience with several large venture funds, positions him to contribute to the Company as it explores various capital raise activities in the future. Additionally his medical training and experience allow him to make an effective contribution to the Company.

Eugene B. Jones (63) has served as our director since February 2010 and is currently retired. From 2004 to 2007, Mr. Jones was Chief Financial Officer of Amedica Corporation, an early stage orthopedic implant company. From 1973 to 2002, Mr. Jones worked for KPMG LLP, an international public accounting firm. Mr. Jones was admitted to KPMG’s partnership in 1984 as an audit assurance partner and worked in KPMG’s Salt Lake City, San Francisco, New York City, Silicon Valley and Frankfurt, Germany offices. Mr. Jones serves on the board of directors of Schiff Nutrition International, a public company, as well as two privately held companies. Mr. Jones is a licensed certified public accountant in Utah. Mr. Jones’ extensive public and private accounting background, especially that of serving as an audit partner with an international public accounting firm, position him to make an effective contribution to the understanding of the financial and accounting requirements and needs of the Company and allow him to serve as the Board’s “financial expert”.

Austin W. Marxe (71) has served as our director since October 2008, and serves as the President and is a shareholder of AWM Investment Company Inc. (“AWM”). AWM, a Delaware corporation, is a registered Investment Adviser as defined in the Investment Advisory Act of 1940. Mr. Marxe continues to play an integral part in the management of each of Special Situations Fund III, L.P. (“SSF3”), Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Special Situations Private Equity Fund, L.P. and Special Situations Life Sciences Fund, L.P. (formed in 2005). SSF3 is a registered Investment Company as defined in the Investment Company Act of 1940. Mr. Marxe is a member of each of the general partners of the above Funds and is also a limited partner of MGP and serves as an Individual General Partner of SSF3. Mr. Marxe is Special Situations Funds’ designee for nomination to the Board of Directors of WorldHeart. Mr. Marxe’s extensive financial experience in serving as president of an investment company and member of several investment funds, positions him to effectively contribute to the Company and the Board. Mr. Marxe also brings to the Board substantial leadership skills.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and certain other information concerning our executive officers as of March 30, 2012 are set forth below:

NAME	AGE	POSITION
Morgan R. Brown	43	Executive Vice President and Chief Financial Officer

John Alexander Martin. Biographical information regarding Mr. Martin is set forth under “Directors of the Registrant” above.

Morgan R. Brown (43) has served as our Executive Vice President, Chief Financial Officer and Secretary since August 2009. From 2008 to 2009, Mr. Brown was Chief Financial Officer and Senior Vice President of Lifetree Clinical Research, a privately held clinical research organization. From 2000 to 2007, Mr. Brown served in various capacities, most recently as Vice President Finance and Treasurer of NPS Pharmaceuticals, Inc., a Russell 2000 public biotech company. From 1993 to 2000, Mr. Brown worked for KPMG LLP, in Salt Lake City. Mr. Brown is a licensed certified public accountant in Utah. He received his MBA from the University of Utah and his Bachelor of Science degree in accounting from Utah State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our stock, to file reports of ownership and reports of changes in ownership with the SEC. All of these persons are required by SEC regulation to provide us with a copy of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS

CODE OF ETHICS

The Board of Directors has adopted a written Code of Ethics for our directors, officers, employees and consultants. A copy of the Code of Ethics has been previously filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and is available on our website at www.worldheart.com or upon written request to World Heart Corporation, 4750 Wiley Post Way, Suite 120, Salt Lake City, Utah 84116, Attention: Chief Financial Officer. Each employee and officer must confirm in writing that they have read and understood the Code of Ethics. We have implemented a whistle blower policy which allows employees to report any conduct that is not compliant with the Code of Ethics on an anonymous and/or confidential basis.

We intend to disclose any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to rules of the SEC and NASDAQ by filing such amendment or waiver with the SEC. We have not filed any material change report during the financial year ended December 31, 2011 that pertains to any conduct of a director or executive officer that constitutes a departure from the Code of Ethics. No waivers from the Code of Ethics have been sought or granted.

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

DIRECTOR NOMINATIONS

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, auditing and reporting practices. The Audit Committee’s role includes overseeing our internal accounting and auditing processes and communicating with management about our business, financial risk and compliance with legal, ethical and regulatory requirements. The Audit Committee is responsible for reviewing all of our financial filings and related disclosures, including financial press releases. The Audit Committee is also responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm we engage to prepare and issue audit reports on our financial statements and also approves all non-audit expenditures for services performed by our independent registered public accounting firm. The Audit Committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities.

The Audit Committee is composed of Mr. Jones (Chair), Mr. Garriock and Mr. Estes. The Audit Committee was established by the Board of Directors. All members of the Audit Committee are independent as determined by the Board of Directors in accordance with the NASDAQ Stock Market (NASDAQ) corporate governance rules applicable to audit committee membership and United States securities regulations. The Board of Directors has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Jones is an “audit committee financial expert” as currently defined by the rules of the SEC regulating these disclosures.

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2011 and 2010, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our two other executive officers at December 31, 2011 and a former executive officer for whom disclosure is required because, at December 31, 2011, disclosure would have been required but for the fact that he was not serving as an executive officer. We refer to these executive officers as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
John Alexander Martin(*)	2011	333,242	—	—	342,092	—	3,178	(3)	678,512
President, Chief Executive Officer and Director	2010	326,400	—	—	201,975	42,048	3,110	(3)	573,534

Morgan R. Brown	2011	264,523	—	—	84,869	—	5,464	(3)(4)	354,856
Executive Vice President President and Chief Financial Officer	2010	250,000	—	—	141,454	22,471	3,040	(3)(4)	416,964

John C. Woodard, Ph.D.(**)	2011	219,300	—	—	29,371	—	19,102	(3)(5)	267,773
Chief Technology Officer
Jal S. Jassawalla	2011	241,461	—	—	167,691	—	258,870	(3)(4)(6)	668,022
Former Executive Vice President and Chief Technology Officer	2010	300,472	—	—	201,975	31,474	13,296	(3)(4)	547,218

(1)	Represents the grant date fair value of options computed in accordance with FASB ASC Topic 718. The options vest over a four year period which includes cliff vesting for the first year and monthly vesting thereafter. For additional information on the valuation assumptions with respect to these options, refer to Note 9 of the Notes to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the officers.
(2)	Represents 2010 cash performance bonus earned in 2010 and paid in 2011.
(3)	Represents Group Term Life Insurance premiums above the taxable exemption paid in 2011 and 2010.
(4)	Includes 401(k) plan employer matching contributions for 2011 and 2010.
(5)	Includes relocation benefits provided to Dr. Woodard upon his hire as Senior Vice President of Scientific Affairs, including $11,160 in relocation benefits and tax gross ups of $5,937. Effective February 24, 2012, Dr. Woodard was terminated pursuant to a restructuring plan approved by the Board of Directors. In accordance with Dr. Woodard’s Change of Control and Severance Agreement, he will receive $204,680.
(6)	Effective August 26, 2011, Mr. Jassawalla was terminated pursuant to a restructuring plan approved by the Board of Directors. In accordance with Mr. Jassawalla’s Change of Control and Severance Agreement, he is entitled to an aggregate severance payment of $229,861 to be paid over time. During 2011, Mr. Jasawalla received $106,090 of his severance benefits. Additionally as part of Mr. Jassawalla’s Change of Control and Severance Agreement, he is entitled to continuation of his health, dental and vision benefits at the company’s expense for the same period as his severance benefits which total $19,820. During 2011, Mr. Jassawalla received $8,809 of his health, dental and vision benefits.

(*) Effective April 20, 2012, Mr. Martin was terminated in connection with the pending change of control transaction. In accordance with Mr. Martin’s Change of Control and Severance Agreement, he will receive $485,577.

(**) Because Dr. Woodard was not named executive officers in 2010, SEC rules do not require his compensation for that year to be reported.

NARRATIVE DISCLOSURES TO SUMMARY COMPENSATION TABLE

2006 Equity Incentive Plan

It is our policy to award stock options at an exercise price equal to the closing price of our common stock on the business day prior to the date of the grant in accordance with the terms of our 2006 Equity Incentive Plan. For purposes of determining the grant date of stock option awards, the grant date is deemed to be the date on which the Compensation Committee approves the stock option grant or start date for new hires. We have in the past granted performance share awards to our employees, including our named executive officers, and may do so in the future, although we have no present intention of doing so.

On March 29, 2012 the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with HeartWare International, Inc. (“HeartWare”) and Ocean Acquisition Holding Inc. (“Merger Sub”), pursuant to which the Merger Sub will merge with and into the Company, which will survive the merger and become an indirect wholly-owned subsidiary of HeartWare (the “Merger.”) All of the Company’s outstanding stock options that were granted pursuant to the 2006 Equity Incentive Plan to our officers and directors as of the effective time of the Merger, if completed, will, like all other options granted under our 2006 Equity Incentive Plan and held by then-current employees, consultants or directors of the Company, vest immediately prior to the effective time of the Merger and terminate for no consideration as of the effective time of the Merger.

Because none of the outstanding stock options held by our directors and executive officers are “in-the-money” (i.e., all of such outstanding stock options have an exercise price greater than the per-share consideration to be received by our stockholders in the Merger), if the Merger is completed, we expect that such stock options will not be exercised and will be cancelled as of the effective time of the Merger. Our executive officers and directors will not receive any consideration pursuant to the Merger Agreement in connection with the cancellation of their options upon the consummation of the Merger.

Employment Agreements

We entered into an offer letter with Mr. J. Alex Martin effective February 4, 2009. Under the terms of the offer letter, Mr. Martin received an initial annual base salary of $320,000. Mr. Martin is also eligible for a target bonus of up to 30% of his annual base salary, based upon the achievement of objectives to be agreed upon by the Board of Directors or Compensation Committee. Contingent on his continued employment, Mr. Martin was also eligible to receive additional equity incentive grants on the first and second anniversaries of his appointment as President and Chief Executive Officer, conditioned upon the achievement of certain performance metrics. Such grants, which were granted on the dates noted below, provided Mr. Martin with the option to purchase that number of shares representing 0.5% of the Company’s total issued and outstanding shares as of the respective grant date, subject to vesting over a four year period, consistent with the initial grant, and subject to his continued employment. On February 4, 2010, the Compensation Committee of the Board of Directors of the Company, upon delegation by the Board of Directors of the Company, determined that certain performance metrics established in connection with Mr. Martin’s offer letter had been met by Mr. Martin. Mr. Martin received a discretionary option to purchase 36,838 shares of common stock of the Company at $6.10 per share. 25% of the shares subject to the option vested on February 4, 2011, with the remaining shares vesting monthly thereafter over a three year period. On February 10, 2011, Mr. Martin received a discretionary option to purchase 134,400 shares of common stock of the Company at $1.65 per share, 25% of the shares subject to the option vested on February 4, 2012, with the remaining shares vesting monthly thereafter over a three year period. On June 30, 2011, Mr. Martin received a discretionary option to purchase 165,000 shares of common stock of the Company at $0.99 per share, 25% of the shares subject to the option vest on June 30, 2012, with the remaining shares vesting monthly thereafter over a three year period. Pursuant to the pending change of control with Heartware, Mr. Martin’s employment with the Company was terminated effective April 20, 2012. In accordance with Mr. Martin’s Change of Control and Severance Agreement dated as of September 8, 2009, which is described below, once he executed a binding release of claims he will receive (i) a cash payment equal to twelve months’ worth of his current base salary equal to $332,928 plus 100% of his target annual bonus ($99,878) which will be paid out upon the closing of the Heartware merger transaction, (ii) 100% vesting of each of his unvested options, (iii) continued payments of his health insurance premiums under COBRA for a period of up to twelve months, and (iv) all accrued and unpaid salary, bonuses and paid time off, or PTO, as of the date of termination.

We entered into an employment agreement with Mr. Morgan R. Brown on August 10, 2009. Mr. Brown is entitled to receive an initial annual salary of $250,000. Contingent on his continued employment, Mr. Brown was also eligible to receive additional equity incentive grants on or around the first and second anniversaries of August 10, 2009, conditioned upon the achievement of certain performance metrics, subject to continued employment and subject to vesting over a four year period consistent with the grant on August 10, 2009. On February 4, 2010, Mr. Brown received a discretionary option to purchase 22,000 shares of common stock of the Company at $6.10 per share, 25% of the shares subject to the option vested on February 4, 2011, with the remaining shares vesting monthly thereafter over a three year period. On September 1, 2010, the Compensation Committee of the Board of Directors of the Company, upon delegation by the Board of Directors of the Company, determined that certain performance metrics established in connection with Mr. Brown’s offer letter had been met by Mr. Brown. Mr. Brown received a discretionary option to purchase 11,000 shares of common stock of the Company at $2.12 per share. 25% of the shares subject to the option vested on September 1, 2011, with the remaining shares vesting monthly thereafter over a three year period. On February 10, 2011, Mr. Brown received a discretionary option to purchase 25,000 shares of common stock of the Company at $1.65 per share, 25% of the shares subject to the option vested on February 10, 2012, with the remaining shares vesting monthly thereafter over a three year period. On June 30, 2011, Mr. Brown received a discretionary option to purchase 51,900 shares of common stock of the Company at $0.99 per share, 25% of the shares subject to the option vest on June 30, 2012, with the remaining shares vesting monthly thereafter over a three year period. On September 1, 2011, the Compensation Committee of the Board of Directors of the Company, upon delegation by the Board of Directors of the Company, determined that certain performance metrics established in connection with Mr. Brown’s offer letter had been met by Mr. Brown. Mr. Brown received a discretionary option to purchase 8,800 shares of common stock of the Company at $0.44 per share, 25% of the shares subject to the option vest on September 1, 2012, with the remaining shares vesting monthly thereafter over a three year period.

We entered into a letter agreement with Dr. Woodard dated April 19, 2010. Pursuant to the letter agreement, Dr. Woodard was entitled to receive an initial annual salary of $215,000. Additionally, he received an option to purchase 150,000 shares of the Company’s common stock. The option vested at the rate of 25% of the shares on the twelve month anniversary of Dr. Woodard’s start date, June 14, 2010, with the remaining shares vesting monthly thereafter over a three year period, subject to his continued employment. Dr. Woodard was also eligible for a target bonus of up to 20% of his annual base salary, based upon the achievement of objectives agreed upon by the Company’s Board of Directors. As noted in the table above, Dr. Woodard was also provided with reimbursement for certain relocation-related expenses in the amount of $23,460, plus additional tax gross-up payments. On February 10, 2011, Dr. Woodard received a discretionary option to purchase 20,000 shares of common stock of the Company at $1.65 per share, 25% of the shares subject to the option vested on February 10, 2012, with the remaining shares vesting monthly thereafter over a three year period. Pursuant to the restructuring plan approved by the Board of Directors, Dr. Woodard’s employment with the Company was terminated effective February 24, 2012. In accordance with Dr. Woodard’s Change of Control and Severance Agreement dated as of June 14, 2010, which is described below, he executed a binding release of claims and received (i) a cash payment equal to nine months’ worth of his current base salary equal to $164,475 plus 75% of his target annual bonus ($32,895) which will be paid out upon the closing of the Heartware merger transaction, (ii) 50% vesting of each of his unvested options and (iii) all accrued and unpaid salary, bonuses and PTO as of the date of termination.

We entered into an employment arrangement with Mr. Jal S. Jassawalla on April 9, 2009. The employment agreement amended, restated and superseded in its entirety the prior offer letter between the Company and Mr. Jassawalla dated June 23, 2000, as amended. Mr. Jassawalla’s initial base annual salary under the employment agreement was $304,532. Mr. Jassawalla was be eligible for a target bonus of up to 25% of his annual base salary, to be awarded at the discretion of the Board of Directors as exercised in accordance with the incentive compensation practices and plans of the Board of Directors and the Compensation Committee from year to year. Contingent on his continued employment, Mr. Jassawalla was eligible to receive additional equity incentive grants on the first and second anniversaries of April 9, 2009, conditioned upon the achievement of certain performance metrics. Such grants, which were granted on the dates noted below, provided Mr. Jassawalla with the option to purchase that number of shares representing 0.5% of the Company’s total issued and outstanding shares as of the respective grant date, subject to vesting over a four year period consistent with the grant on April 9, 2009, and subject to his continued employment. On February 4, 2010, the Compensation Committee of the Board of Directors of the Company, upon delegation by the Board of Directors of the Company, determined that certain performance metrics established in connection with Mr. Jassawalla’s offer letter had been met by Mr. Jassawalla. Mr. Jassawalla received a discretionary option to purchase 36,838 shares of common stock of the Company at $6.10 per share, 25% of the shares subject to the option vested on February 4, 2011, with the remaining shares vesting monthly thereafter over a three year period. On February 10, 2011, Mr. Jassawalla received a discretionary option to purchase 69,400 shares of common stock of the Company at $1.65 per share, 25% of the shares subject to the option vested on February 10, 2012, with the remaining shares vesting monthly thereafter over a three year period. Effective August 26, 2011, Mr. Jassawalla was terminated pursuant to a restructuring plan approved by the Board of Directors. In accordance with Mr. Jassawalla’s Change of Control and Severance Agreement dated as of September 8, 2009, which is described below, Mr. Jassawalla executed a binding release of claims and received (i) salary continuance equal to nine months’ worth of his current base salary totaling $229,861, (ii) waiver of one-year cliff vesting requirement for any options that had not reached the one-year vesting cliff date and a credit for vesting on his termination date equal to 1/48th or 1/36th, as applicable based on the vesting schedule of the subject option, of the option shares multiplied by each full month of his employment with the Company since the vesting commencement date of the option, and (iii) continued payments of his health insurance premiums under COBRA for a period of up to nine months.

Change in Control and Severance Agreements

On September 8, 2009, we entered into a change of control and severance agreement with each of Mr. Martin, Mr. Jassawalla, and Mr. Brown, and on June 14, 2010, we entered into a change of control and severance agreement with Dr. Woodard (Change of Control and Severance Agreement). The agreements were previously approved by the Compensation Committee of the Board of Directors.

The Change of Control and Severance Agreement provides the executive officers certain severance and change in control benefits. If the Company terminates the executive officer without cause or if the executive officer resigns with good reason immediately prior to or within 12 months following a change of control, as those terms are defined in the Change of Control and Severance Agreement, then each of these executive officers will be, or would have been, entitled to: (i) a payment equal to a certain number of months of his base salary (twelve months for Mr. Martin, and nine months for Mr. Jassawalla Mr. Brown and Dr. Woodard) and a certain percentage of his target annual bonus then in effect (100% for Mr. Martin and 75% for Mr. Jassawalla, Mr. Brown and Dr. Woodard]), (ii) vesting acceleration as to 100% for Mr. Martin and 75% for Mr. Jassawalla Mr. Brown and 50% for Dr. Woodard) of his outstanding stock options or restricted stock awards, and (iii) payments of premiums for continued health insurance coverage under COBRA for up to the same number of months as the severance period, all of which are subject to the executive officer’s execution of a binding release of claims.

If we terminate the executive officer without cause or if the executive officer resigns with good reason not in connection with the change of control event, then each of these executive officers will be, or would have been, entitled to: (i) a continuation of his base salary for a certain number of months (twelve months for Mr. Martin and nine months for Mr. Jassawalla Mr. Brown and Dr. Woodard), (ii) waiver of one-year cliff vesting requirement for any options that have not reached the one-year vesting cliff date and a credit for vesting on his termination date equal to a certain fraction ( 1/48th for Mr. Martin, Mr. Brown and Dr. Woodard and  1/48th or 1/36th for Mr. Jassawalla, as applicable based on the vesting schedule of the subject option) of the option shares multiplied by each full month of his employment with the Company since the vesting commencement date of the option, and (iii) payments of premiums for continued health insurance coverage under COBRA for up to the same number of months as his severance, all of which are subject to the executive officer’s execution of a binding release of claims.

Performance Bonus Programs

On May 13, 2011, the Compensation Committee approved, and the Board of Directors confirmed, the 2011 Performance Bonus Program for our executives and other employees. If awarded, performance bonuses are for all employees, including the executive officers, and they are earned upon the achievement of certain performance milestones relevant to our business and the accomplishment of an individual’s goals as approved by management. On February 15, 2012, the Compensation Committee determined, and the Board of Directors confirmed, that certain minimum performance goals established in connection with the 2011 Performance Bonus Program had not been met during the 2011 fiscal year, and decided to award no bonuses under the 2011 Performance Bonus Program to the executive officers and other Company employees.

On February 10, 2010, the Compensation Committee approved, and the Board of Directors confirmed, the 2010 Performance Bonus Program for our executives and other employees. On February 10, 2011, the Compensation Committee determined, and the Board of Directors confirmed, that certain minimum performance goals established in connection with the 2010 Performance Bonus Program had not been met during the 2010 fiscal year but the Committee decided in light of the overall performance to waive the minim target requirements and award cash bonuses pursuant to the 2010 Performance Bonus Program to the executive officers and other Company employees. All bonus amounts were paid on March 25, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information about outstanding equity awards held by our Named Executive Officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Option Exercise Price ($)	Option Vesting Date (1)	Option Expiration Date
John Alexander Martin	—	165,000	0.99	6/30/12	6/30/21
	—	134,400	1.65	2/10/2011	2/10/2021
	281,647	115,972	2.35	2/4/2010	2/4/2019
	16,880	19,948	6.10	2/4/2011	2/4/2020
Morgan R. Brown	—	8,800	0.44	9/1/2012	9/1/2012
	—	51,000	0.99	6/30/2012	6/30/2021
	—	25,000	1.65	2/10/2012	2/10/2021
	64,167	45,833	4.95	8/10/2010	8/10/2019
	10,083	11,917	6.10	2/4/2011	2/4/2020
	3,438	7,562	2.12	9/1/2011	9/1/2020
John C. Woodard, Ph.D.	—	20,000	1.65	2/10/2012	2/10/2021
	56,250	93,750	2.28	6/14/2011	6/14/2020

(1)	25% of the shares vest on the first anniversary date. 75% of the shares vest monthly over the next three years.

DIRECTOR COMPENSATION TABLE

The following table sets forth information about compensation of our non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($) (1)	Total ($)
Jeani Delagardelle (2)	$32,500	$7,037	$39,537
Michael Sumner Estes, Ph.D. (3)	45,000	14,074	59,074
William C. Garriock (4)	30,000	7,037	37,037
Anders D. Hove, M.D. (5)	25,000	7,037	32,037
Eugene B. Jones (6)	35,000	7,037	42,037
Austin W. Marxe (7)	25,000	7,037	32,037

(1)	Represents the grant date fair value of options computed in accordance with FASB ASC Topic 718. Options to Directors are typically granted annually on the date of the Company’s Annual Meeting of Shareholders. 100% of the options vest on the first anniversary of the grant date. For additional information on the valuation assumptions with respect to these options, refer to Note 9 of the Notes to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the directors.
(2)	Ms. Delagardelle’s board fees were paid to New Leaf Venture Partners, LLC. As of December 31, 2011, Ms. Delagardelle had 24,000 in aggregate options outstanding.
(3)	As of December 31, 2011, Mr. Estes had 48,333 in aggregate options outstanding.
(4)	As of December 31, 2011, Mr. Garriock had 24,701in aggregate options outstanding.
(5)	Dr. Hove’s board fees were paid to VR Management, LLC, an entity established by Venrock partners for the receipt of board fees. As of December 31, 2011, Dr. Hove had 24,000 in aggregate options outstanding.
(6)	As of December 31, 2011, Mr. Jones had 18,667 in aggregate options outstanding.

(7)	As of December 31, 2011, Mr. Marxe had 24,000 in aggregate options outstanding.

NARRATIVE DISCLOSURES TO DIRECTOR COMPENSATION TABLE

Effective May 7, 2009, the Board of Directors adopted a new directors’ compensation plan. Under the program, each of our non-employee directors receives an annual cash fee of $25,000. The Chairman of the Board of Directors receives an additional cash fee of $20,000, the Chair of the Audit Committee receives an additional cash fee of $10,000, the Chair of the Compensation Committee receives an additional cash fee of $7,500 and the Chair of the Corporate Governance and Nominating Committee receives an additional cash fee of $5,500. In the fiscal year ended December 31, 2011, the total compensation paid to non-employee directors was $239,375, of which $46,875 was for 2010 compensation paid in 2011. Non-employee directors are also entitled to be reimbursed for travel and other expenses incurred in attending meetings of the Board of Directors or of a Committee.

Each of our non-employee directors also receives stock option grants under our 2006 Equity Incentive Plan. Options granted under this plan are non-statutory stock options. During 2011, we granted each non-employee director 8,000 options, except for Mr. Estes, Chairman of the Board of Directors who was granted 16,000 options, at an exercise price of $1.00 per common share. No options were exercised by the directors in 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information regarding the beneficial ownership of shares of our common stock as of April 13, 2012 by: (i) each person or entity known by us to own beneficially more than 5% of our outstanding shares of common stock, based upon the most recently filed Schedule 13D or 13G filed with the SEC; (ii) each Named Executive Officer named in the Summary Compensation Table; (iii) each director; and (iv) all of our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants or other convertible securities held by them that are exercisable within 60 days after April 13, 2012

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Outstanding Shares (1)
Austin W. Marxe and David M. Greenhouse (2)	9,640,006	31.7%
153 East 53rd Street
New York, NY 10022
New Leaf Venture Management II, L.L.C. (3)	8,793,873	29.1%
7 Times Square, Suite 1603
New York, NY 10036
Venrock Funds (4)	8,658,822	28.8%
3340 Hillview Avenue
Palo Alto, CA 94304
Camber Capital (5)	3,278,690	11.2%
101 Huntington Avenue, Suite 2550
Boston, MA 02199
Austin W. Marxe (2)(6)	9,640,006	31.7%
Jeani Delagardelle (3)(7)	8,809,873	29.1%
Anders D. Hove (4)(8)	8,674,822	28.9%
John Alexander Martin (9)	397,632	1.4%
John Woodard (10)	118,756	*
Morgan R. Brown (11)	103,896	*
Michael S. Estes (12)	32,333	*
William C. Garriock (13)	16,700	*
Eugene B. Jones (14)	10,667	*
Jal S. Jassawalla (15)	2,009	*
All Directors and Executive Officers as a Group (8)persons) (16)	27,685,929	76.5%

*	Represents less than 1%
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to (i) community property laws where applicable and (ii) the voting agreements entered into with HeartWare by certain of the stockholders with which certain of World Heart’s directors are affiliated or associated as described under the section entitled “Other Related Agreements—The Voting Agreements,” World Heart believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 27,517,749 shares of World Heart common stock outstanding on April 13, 2012, adjusted as required by rules promulgated by the SEC.
(2)	This is a joint filing by Austin W. Marxe (“Marxe”) and David M Greenhouse (“Greenhouse”). Marxe and Greenhouse share sole voting and investment power over 790,719 shares of common stock and 257,386 warrants owned by Special Situations Cayman Fund, L.P., 2,178,712 shares of common stock and 710,346 warrants owned by Special Situations Fund III QP, L.P., 790,718 shares of common stock and 257,386 warrants owned by Special Situations Private Equity Fund, L.P. and 1,678,249 shares of common stock and 1,036,673 warrants owned by Special Situations Life Sciences Fund, L.P. Marxe has sole voting and dispositive power over 1,015,286 shares of common stock and 476,384 warrants, held in the name of Austin W. Marxe. Mr. Marxe also owns 16,000 options to purchase common stock within sixty days of April 13, 2012. Greenhouse has sole voting and dispositive power over 312,147 shares of common stock and 120,000 warrants held in the name of David M. Greenhouse.
(3)	Includes 6,063,603 shares of common stock and warrants to purchase 2,730,270 shares of common stock. The investment committee of New Leaf Ventures II, L.P. (“New Leaf”), consisting of Srinivas Akkaraju, Philippe O. Chambon, Jeani Delagardelle, Ronald Hunt, Vijay K. Lathi and James Niedel, have the power to vote or dispose of the shares listed above. Each of the foregoing members disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein, if any. New Leaf is entitled to a board nominee on our Board of Directors depending on certain ownership requirements of our shares. Jeani Delagardelle is a director on our Board of Directors pursuant to a designation by New Leaf.

(4)	Includes 5,560,644 shares of common stock and warrants to purchase 2,252,211 shares of common stock, each held directly by Venrock Associates V, L.P. Includes 130,650 shares of common stock and warrants to purchase 52,917 shares of common stock, each held directly by Venrock Entrepreneurs Fund V, L.P. Includes 471,450 shares of common stock and warrants to purchase 190,950 shares of common stock, each held directly by Venrock Partners V, L.P. Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P. and Venrock Partners V, L.P. are collectively referred to herein as the “Venrock Funds”. Venrock Management V, LLC, VEF Management V, LLC and Venrock Partners Management V, LLC (collectively, the “Venrock GPs”) are the general partners of Venrock Associates V, L.P., Venrock Entrepreneurs Fund V, L.P. and Venrock Partners V, L.P., respectively, and may be deemed to own beneficially all of the shares of common stock and warrants held by the Venrock Funds. Each Venrock GP disclaims beneficial ownership of all of the shares of common stock and warrants held by the Venrock Funds except to the extent of their indirect pro-rata pecuniary interest therein. The Venrock Funds are entitled to a board nominee on our Board of Directors depending on certain ownership requirements of our shares. Anders Hove is a director on our Board of Directors as a designee of the Venrock Funds. Mr. Hove is a member of each Venrock GP and disclaims beneficial ownership of all of the shares of common stock and warrants held by the Venrock Funds except to the extent of his indirect pro-rata pecuniary interest therein
(5)	Includes 1,516,833 shares of common stock and warrants to purchase 1,516,833 shares of common stock, each held directly by Camber Capital Master Fund, L.P. Includes 23,659 shares of common stock and warrants to purchase 23,569 shares of common stock, each held directly by Camber Capital Fund II, L.P. Includes 98,853 shares of common stock and warrants to purchase 98,853 shares of common stock, each held directly by Arthur J. Remillard Jr. Trust which is managed by Camber Capital.
(6)	Includes 16,000 options exercisable for shares of common stock within 60 days of April 13, 2012.
(7)	Includes 16,000 options exercisable for shares of common stock within 60 days of April 13, 2012.
(8)	Includes 16,000 options exercisable for shares of common stock within 60 days of April 13, 2012.
(9)	John Alexander Martin joined WorldHeart as President and Chief Executive Officer on February 4, 2009. Includes 397,632 options for shares of common stock exercisable within 60 days of April 13, 2012.
(10)	John C. Woodard joined WorldHeart as Chief Scientific Officer on June 17, 2010. Includes 118,756 options for shares of common stock exercisable by May 26, 2012. Mr. Woodard’s employment was terminated on February 24, 2012.
(11)	Morgan R. Brown joined WorldHeart as Executive Vice President and Chief Financial Officer on August 10, 2009. Includes 103,896 options for shares of common stock exercisable within 60 days of April 13, 2012.
(12)	Includes options for 32,333 shares of common stock. All of those options are exercisable within 60 days of April 13, 2012.
(13)	Includes options for 16,700 shares of common stock. All of those options are exercisable within 60 days of April 13, 2012.
(14)	Includes options for 10,667 shares of common stock. All of those options are exercisable within 60 days of April 13, 2012.
(15)	Includes 576 performance bonus shares. Also includes 1,433 shares held by Jal S. Jassawalla and Janette Diane Jassawalla, Trustees for the Jassawalla Family Trust U/A.
(16)	Includes options for an aggregate of 609,228 shares of common stock held by executive officers and directors as a group that are exercisable within 60 days of April 13, 2012. In addition, see footnotes (2), (3) and (4). Does not include shares of common stock or options to purchase common stock held by former officers that were not employed on April 13, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information concerning our equity compensation plans as of December 31, 2011 under which common stock of the Company is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,870,681	$2.68	1,315,247
Equity compensation plans not approved by security holders	—	$—	—
Total	14,870,681	$2.68	1,315,247

CHANGES IN CONTROL

We have entered into certain employment agreements and change of control and severance agreements with Mr. Martin, Mr. Brown, Dr. Woodard and Mr. Jassawalla. The details of these employment and change of control and severance agreements are described above under the heading “Executive Compensation—Narrative Disclosures to Summary Compensation Table.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

We have entered into certain employment agreements and change of control and severance agreements with Mr. Martin, Mr. Brown, Dr. Woodard and Mr. Jassawalla. The details of these employment and change of control and severance agreements are described above under the heading “Executive Compensation—Narrative Disclosures to Summary Compensation Table.” Each of Venrock, SSF and New Leaf has the right to designate one person for election to the Board of Directors of WorldHeart, so long as each remains the beneficial owner of at least 5% of our outstanding common shares.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Ms. Delagardelle, Mr. Estes, Mr. Garriock, Dr. Hove, Mr. Jones, and Mr. Marxe. In making this determination, the Board of Directors found that none of the directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Martin, the Company’s President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Item 14.	Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Burr Pilger Mayer, Inc. has audited the Company’s financial statements since 2007. The following table sets forth the fees billed to us for audit work and other services performed by Burr Pilger Mayer, Inc. for the years ended December 31, 2011 and December 31, 2010.

	Year Ended December 31,
	2011	2010
Audit Services	$101,500	$151,000
Audit-Related Services	8,000	11,000
Tax Services	9,500	28,000
Other Services	—	—

Total	$119,000	$190,000

Audit Fees

Audit fees consist of the aggregate fees billed by Burr Pilger Mayer, Inc. for professional services rendered for the audit of our financial statements and for the reviews of the financial statements included in our Forms 10-Q. Audit fees related to the annual financial statements were $47,500 and $98,500, respectively, for the years ended December 31, 2011 and 2010. Additionally, audit fees related to the quarterly reviews were $54,000 and $52,500, respectively, for the years ended December 31, 2011 and 2010.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed by Burr Pilger Mayer, Inc. for professional services rendered in their review of SEC filed registration statements and proxy statements, the issuance of consents and consultations regarding financial accounting and reporting.

Tax Fees

Tax fees consist of the aggregate fees billed by Burr Pilger Mayer, Inc. for professional services rendered on tax compliance matters, including tax return preparation, tax consulting and advisory services, consisting primarily of tax advice rendered in connection with the reincorporation of the company in the United States, and assistance with various tax related questions, including sales tax reporting and collection obligations. Tax compliance and preparation fees were $5,800 and $15,000, respectively, for the years ended December 31, 2011 and 2010. Tax consulting and advisory services were $3,700 and $13,000, respectively, for the years ended December 31, 2011 and 2010.

PRE-APPROVAL POLICIES AND PROCEDURES

Under its charter adopted by the Board of Directors on December 16, 2003 and amended in March 8, 2010, the Audit Committee has the authority and responsibility to review and approve in advance all auditing services of the independent registered public accounting firm, including related fees and terms, and all non-audit service mandates, including related fees and terms, to the extent permitted by applicable laws, regulations and policies. The Audit Committee may delegate to one or more members of the Audit Committee the authority to pre-approve non-audit services to be provided by the independent registered public accounting firm provided that any such approvals made by the designated individuals will be reported to the full Audit Committee at its next scheduled meeting. All of the services described above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012:

1.	Financial Statements. See financial statements in Item 15 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

2.	Financial Statement Schedules: None.

3.	Exhibits—The following exhibits are included herein or incorporated by reference:

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 3.1	Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.1 of the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129).

Exhibit 3.2	Bylaws of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 the corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 files on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.2	Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.7	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Corporation’s Form 8-K filed on October 14, 2010 (Commission File No. 000-28882)).

Exhibit 4.8	4.5% Convertible Note of World Heart Corporation issued to LaunchPoint Technologies, Inc. dated December 2, 2009 (incorporated by reference to Exhibit 10.2 to the Corporations report on Form10-K for the year ended December 31, 2009 (Commission File No. 000-28882)).

Exhibit 10.1	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to Exhibit 10.11 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.2	License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to Exhibit 10.12 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.3	License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to Exhibit 10.13 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.4	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to Exhibit 10.14 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.5	World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.6	Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.7	Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.8	Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.9	Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.10	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation’s Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))

Exhibit 10.11	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).*

Exhibit 10.12	Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*

Exhibit 10.13	Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.14	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.15	Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.16	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.17	Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.18	Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.19	Form of indemnification agreement (incorporated by reference to Exhibit 10.19 to the Corporation’s Form 10-K filed on March 30, 2012 (Commission File No. 000-28882)).

Exhibit 10.20	Description of 2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to the Corporation’s Form 8-K dated February 14, 2011 (Commission File No. 000-28882)).*

Exhibit 10.21	Letter Agreement, dated April 19, 2010, between World Heart Inc. and John C. Woodard (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on May 3, 2010 (Commission File No. 000-28882)).*

Exhibit 10.22	Securities Purchase Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.23	Registration Rights Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.24	Asset Purchase Agreement dated July 11, 2011, as amended by and between the Corporation and Syncardia Systems, Inc. (incorporated by reference to Exhibit 10.24 to the Corporation’s Form 10-K filed on March 30, 2012 (Commission File No 000-28882)).

Exhibit 14.1	Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 14.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation. (incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc. (incorporated by reference to Exhibit 23.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K). (incorporated by reference to Exhibit 24.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 32.3+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Management contract or compensatory plan or arrangement
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HEART CORPORATION
(Registrant)

By	/S/ MORGAN R. BROWN
Morgan R. Brown Executive Vice President and Chief Financial Officer

Date: April 27, 2012

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement between World Heart Corporation and MedQuest, dated as of January 31, 2005 (incorporated by reference to the Corporation’s Report on Form 6-K dated February 1, 2005).

Exhibit 3.1	Certificate of Incorporation of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.1 of the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129).

Exhibit 3.2	Bylaws of World Heart Corporation as currently in effect (incorporated by reference to Exhibit 4.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 the corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 files on February 5, 2010 (Commission File No. 333-155129)).

Exhibit 4.2	Recapitalization Agreement dated June 20, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P. and Austin Marxe (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.3	Form of Demand Note (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on June 25, 2008 (Commission File No. 000-28882)).

Exhibit 4.4	Amendment No. 1 to the Recapitalization Agreement dated July 31, 2008 between the registrant, World Heart Inc., a wholly-owned subsidiary of the registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 4.5	Form of Five-Year Warrant (incorporated by reference to Exhibit 4.5 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.6	Form of 15-Month Warrant (incorporated by reference to Exhibit 4.6 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 4.7	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Corporation’s Form 8-K filed on October 14, 2010 (Commission File No. 000-28882)).

Exhibit 4.8	4.5% Convertible Note of World Heart Corporation issued to LaunchPoint Technologies, Inc. dated December 2, 2009 (incorporated by reference to Exhibit 10.2 to the Corporations report on Form10-K for the year ended December 31, 2009 (Commission File No. 000-28882)).

Exhibit 10.1	License Agreement dated March 31, 1999, as amended on June 8, 2005, between the Corporation and the University of Utah Research Foundation (incorporated by reference to Exhibit 10.11 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.2	License Agreement dated March 31, 1999, between the Corporation and the University of Virginia Patent Foundation (incorporated by reference to Exhibit 10.12 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.3	License Agreement dated February 13, 2002, between the Corporation and University of Pittsburgh (incorporated by reference to Exhibit 10.13 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.4	Operating Agreement of Heart Lung Institute, LLC dated October 13,1998, as amended July 15, 2005, between the Corporation and the Heart and Lung Research foundation (incorporated by reference to Exhibit 10.14 to the Corporation’s report on Form 10-KSB for the year ended December 31, 2005 (Commission File No. 000-28882)).

Exhibit 10.5	World Heart Corporation 2006 Equity Incentive Plan, as amended (formerly known as World Heart Corporation Employee Stock Option Plan) (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.6	Form of Stock Option Grant Notice to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.7	Form of Restricted Stock Award Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 7, 2007 (Commission File No. 000-28882)).*

Exhibit 10.8	Form of Performance Share Grant Notice and Agreement to World Heart Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed on March 14, 2007 (Commission File No. 000-28882)).*

Exhibit 10.9	Registration Rights Agreement dated July 31, 2008 between registrant, ABIOMED, Inc., Venrock Partners V, L.P., Venrock Associates V, L.P. and Venrock Entrepreneurs Fund V, L.P., Special Situations Fund III QP LP, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Life Sciences Fund, L.P., Austin Marxe and New Leaf Ventures II, L.P. (incorporated by reference to Exhibit 99.3 to the Corporation’s Form 8-K filed on August 6, 2008 (Commission File No. 000-28882)).

Exhibit 10.10	Amendment and Waiver to Registration Rights Agreement between World Heart Corporation, its wholly-owned subsidiary World Heart Inc. and certain investors named therein dated as of November 3, 2008 (incorporated by reference to Exhibit 4.4 to the Corporation’s Form S-3 filed on November 6, 2008 (Commission File No. 333-155129))

Exhibit 10.11	Letter Agreement, dated January 31, 2009, between World Heart Inc. and John Alexander Martin (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on February 9, 2009 (Commission File No. 000-28882)).*

Exhibit 10.12	Letter Agreement, dated August 10, 2009, between World Heart Inc. and Morgan R. Brown (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on August 10, 2009 (Commission File No. 000-28882)).*

Exhibit 10.13	Change of Control and Severance Agreement with J. Alex Martin (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.14	Change of Control and Severance Agreement with Morgan R. Brown (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.15	Change of Control and Severance Agreement with Jal S. Jassawalla (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.16	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q for the period ended September 30, 2009 (Commission File No. 000-28882)).*

Exhibit 10.17	Securities Purchase Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.18	Registration Rights Agreement, dated January 26, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed on January 22, 2010 (Commission File No. 000-28882)).

Exhibit 10.19	Form of indemnification agreement (incorporated by reference to Exhibit 10.19 to the Corporation’s Form 10-K dated March 30, 2012 (Commission File No. 000-28882)).

Exhibit 10.20	Description of 2010 Performance Bonus Program for Executive Officers and Other Employees (incorporated by reference to the Corporation’s Form 8-K dated February 14, 2011 (Commission File No. 000-28882)).*

Exhibit 10.21	Letter Agreement, dated April 19, 2010, between World Heart Inc. and John C. Woodard (incorporated by reference to Exhibit 99.2 to the Corporation’s Form 8-K filed on May 3, 2010 (Commission File No. 000-28882)).*

Exhibit 10.22	Securities Purchase Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.23	Registration Rights Agreement, dated October 13, 2010, by and among World Heart Corporation and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Corporation’s Form S-3 filed on November 17, 2010 (Commission File No. 333-170639)).

Exhibit 10.24	Asset Purchase Agreement dated July 11, 2011, as amended by and between the Corporation and Syncardia Systems, Inc. (incorporated by reference to Exhibit 10.24 to the Corporation’s Form 10-K dated March 30, 2012 (Commission File No. 000-28882)).

Exhibit 14.1	Amended and Restated Code of Conduct of the Corporation, adopted on October 26, 2004. (incorporated by reference to Exhibit 14.1 to the Corporation’s Form 10-KSB for the year ended December 31, 2004 (Commission File No 000-28882).

Exhibit 21.1	List of All Subsidiaries of World Heart Corporation. (incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm—Burr Pilger Mayer, Inc. (incorporated by reference to Exhibit 23.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 24.1	Power of Attorney (reference is made to the signature page to this Form 10-K). (incorporated by reference to Exhibit 24.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K for the year ended December 31, 2011(Commission File No 000-28882).

Exhibit 32.3+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Management contract or compensatory plan or arrangement
+	Filed herewith