Form 10-Q
period 2012-03-31
WORLD HEART CORP
filed 2012-05-09
CIK 1024520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No.

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

Indicate the number of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of common shares outstanding as of May 9, 2012 was 27,517,749.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WORLD HEART CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011 (1)
ASSETS
Current assets
Cash and cash equivalents	$5,581,552	$5,413,782
Marketable investment securities	1,670,113	3,848,408
Other receivables	1,483,594	1,606,489
Prepaid expenses	130,482	156,320

	8,865,741	11,024,999
Long-term assets
Property and equipment, net	588,193	640,217
Other long-term assets	14,756	14,756

	602,949	654,973

Total assets	$9,468,690	$11,679,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$175,288	$195,796
Accrued liabilities	370,232	171,840
Accrued royalties	162,558	126,213
Accrued compensation	161,561	146,966
Accrued restructuring charges	667,219	375,173
Note payable - short term, net	156,149	139,703

	1,693,007	1,155,691

Long-term liabilities
Warrant liability	1,520,969	1,105,890
Note payable - long term, net	328,400	328,400
Other long term liabilities	10,434	11,167

Total liabilities	3,552,810	2,601,148

Commitments and Contingencies
Shareholders’ equity (deficit)
Preferred stock $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.001 par value, 50,000,000 shares authorized, 27,517,749 shares issued and outstanding at March 31, 2012 and December 31, 2011	27,517	27,517
Additional paid-in-capital	366,235,402	366,132,126
Cumulative other comprehensive income (loss)	1,360	(4,753)
Accumulated deficit	(360,348,399)	(357,076,066)

Total shareholders’ equity	5,915,880	9,078,824

Total liabilities and shareholders’ equity	$9,468,690	$11,679,972

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2011.

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ending March 31,
	2012	2011
Revenue, net	$—	$(136,000)
Cost of goods sold	—	(647,603)

Gross loss	—	(783,603)

Operating expenses
Research and development	979,421	2,564,543
Selling, general and administrative	954,340	873,314
Restructuring charges	907,101	—

Total operating expenses	2,840,862	3,437,857

Operating loss	(2,840,862)	(4,221,460)
Other income (expenses)
Foreign exchange loss	(103)	—
Investment and other income	7,070	15,745
Gain (loss) on change in fair value of warrant liability	(415,079)	8,298,751
Interest expense	(23,359)	(31,430)

Net income (loss)	(3,272,333)	4,061,606

Other comprehensive income:
Net unrealized gain in marketable investment securities	6,113	11,257

Comprehensive income (loss)	$(3,266,220)	$4,072,863

Weighted average number of common shares outstanding:
Basic	27,517,749	26,682,332

Diluted	27,517,749	26,682,332

Basic net income (loss) per common share	$(0.12)	$0.15

Diluted net income (loss) per common share	$(0.12)	$0.15

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income (loss) for the period	$(3,272,333)	$4,061,606
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	52,024	54,505
Non-cash stock compensation expense	103,276	326,676
Imputed interest on debt	23,165	20,624
Non-cash loss (gain) on change in fair value of warrant liabiltiy	415,079	(8,298,751)
Amortization of premium on marketable investment securities	24,410	87,350
Change in operating components of working capital:
Other receivables	122,895	(57,254)
Prepaid expenses and other current assets	25,838	146,360
Inventory	—	(835,098)
Accounts payable, accrued liabilities and accrued royalties	225,787	87,128
Accrued compensation	(2,563)	(77,145)
Accrued restructuring	292,046	—

Cash used in operating activities	(1,990,376)	(4,483,999)

Investing activities
Purchase of marketable investment securities	—	(4,528,784)
Sales of marketable investment securities	2,160,000	1,290,000
Purchase of property and equipment	—	(167,733)

Cash provided by (used in) investing activities	2,160,000	(3,406,517)

Financing activities
Private placement fees	—	(3,698)
Capital lease repayments	(1,854)	(14,804)

Cash used in financing activities	(1,854)	(18,502)

Increase (decrease) in cash and cash equivalents for the period	167,770	(7,909,018)
Cash and cash equivalents, beginning of the period	5,413,782	9,500,921

Cash and cash equivalents, end of the period	$5,581,552	$1,591,903

Supplementary cash flow information:
Interest paid on financing	$163	$1,805
Non-cash financing activities:
Change in unrealized gain on marketable investment securities	$6,113	$11,257

(See accompanying notes to the unaudited condensed consolidated financial statements)

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Operation of the Company

World Heart Corporation, together with its subsidiaries (collectively referred to as WorldHeart or the Company), is focused on developing and commercializing implantable ventricular assist devices (VADs), which are mechanical pumps that allow for the restoration of normal blood circulation to patients suffering from advanced heart failure. World Heart’s facility is located in Salt Lake City, Utah. The Company is developing the MiFlow™ VAD for use in adults and the PediaFlow® VAD for use in children and infants. All of its devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and a potentially better blood handling outcome. The MiFlow VAD is designed to provide up to six liters of blood flow per minute and is aimed at providing partial to full circulatory support in both early-stage and late-stage heart failure patients. The Company has been historically developing the PediaFlow VAD in conjunction with a consortium under a grant provided by the National Institutes of Health (NIH).

On March 29,2012, the Company entered into an Agreement and Plan of Merger and Reorganization(Merger Agreement), with HeartWare International Inc. (HeartWare) which sets forth the terms and conditions of the proposed merger of WorldHeart and HeartWare. Under the terms and subject to the conditions set forth in the Merger Agreement, HeartWare will either issue, and stockholders of WorldHeart will receive, shares of HeartWare common stock or cash, at HeartWare’s election, that will approximate $8.0 million at closing. Pursuant to the Merger Agreement, WorldHeart will merge with and become a subsidiary of HeartWare. The Company currently plans to complete the proposed merger in the third quarter of 2012 although the Company cannot predict the exact timing of the completion of the merger, because it is subject to governmental and regulatory review processes and other conditions, many of which are beyond the Company’s control.

2. Summary of Significant Account Policies

(a) Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries; World Hearts Incorporated (WHI) and World Heart B.V. (WHBV). All material intercompany transactions and balances have been eliminated.These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2012 or for any future period.

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

(c) Cash Equivalents

Cash equivalents include money market fund and highly liquid and highly rated investments with maturity periods of three months or less when purchased. The composition and maturities are regularly monitored by management.

(d) Fair Value Measurement

The Company’s financial instruments are cash and cash equivalents, marketable investment securities, other receivables, accounts payable, accrued liabilities, warrant liability and notes payable. The recorded values of cash, other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The fair value of cash equivalents and marketable investment securities is estimated based upon quoted market prices. The fair value of the warrant liability represents its estimated fair value based upon a Black-Scholes option pricing model. The recorded values of notes payable, net of the discount, approximate the fair value as the interest approximates market rates.

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

(e) Marketable Investment Securities

The Company classifies its marketable investment securities as either short-term or long-term available for sale securities based on expected cash flow needs and maturities of specific securities. Available for sale securities are recorded at fair value. Investments in available for sale securities consist of certificates of deposits, corporate bonds, government municipal bonds and commercial paper. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholder’s equity (deficit) until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are included in results of operations and are determined on the specific identification basis.

The Company has established guidelines relative to credit ratings, diversification and maturities that are intended to mitigate risk and provide liquidity.

(f) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable investment securities and trade accounts receivable. Substantially, all of the Company’s liquid cash equivalents are invested primarily in money market funds. Additionally, the Company has investments in marketable investment securities, primarily comprised of certificates of deposit, corporate bonds, government municipal bonds and commercial paper. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (FDIC) on such deposits. Marketable investments are subject to credit risk although there are some protected by FDIC insurance. The Company invests in high-grade instruments and limits its exposure to any one issuer. As of March 31, 2012 and December 31, 2011, the Company has zeroin trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. There have been nowrite-offs of trade accounts receivable during the periods presented.

(g) Concentration of Suppliers

The Company has entered into agreements with contract developers to design certain aspects of its product candidates, including the MiFlow VAD. In some instances, the Company is dependent upon a single vendor. The loss of one of these vendors could have a material adverse effect upon the Company’s operations.

(h) Property and Equipment

Capital assets are recorded at cost. Depreciation is calculated over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are amortized over the lesser of the useful life or the remaining term of the lease.

Furniture and fixtures	Straight-line over 7 years

Computer equipment and software	Straight-line over 5 years

Manufacturing and research equipment	Straight-line over 5 years

Leasehold improvements	Straight-line ranging from 3 to 7 years

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

Trade receivables are recorded for product sales and do not bear interest. The Company regularly evaluates the collectability of its trade receivables. An allowance for doubtful accounts is maintained for estimated credit losses. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, credit worthiness of specific customers, historical trends and other information. The Company reviews its allowance for doubtful accounts monthly. The Company did not incur any losses related to customer bad debts during the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was zero for both periods.

During the three months ended March 31, 2011, the Company agreed to allow one customers to return two units which had been previously sold and paid for. This decision was made as a result of the pause in enrollment of the Company’s BTT clinical study in February 2011 and expiring shelf lives of kits. The impact of this was a reduction of revenues, net, through sales returns and allowances by approximately $136,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company did not recognize any revenue from product candidate sales or any returns and allowances.

(k) Warranty

The Company warrants its products for various periods against defects in material or installation workmanship. Warranty costs are based on historical experience and estimated and recorded when the related sales are recognized. Any additional costs are recorded when incurred or when they can reasonably be estimated.

The Company provided for a six month warranty related to the sale of its Levacor VAD system peripherals. The warranty reserve, which is included in accounts payable and accrued liabilities, was zero at March 31, 2012 and December 31, 2011. Accrued warranty is expected to be at zero in future periods with the 2011 decision by the Company to terminate its efforts to commercialize the Levacor VAD.

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

(m) Stock-based Compensation

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(n) Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. The liability is evaluated and adjusted as appropriate for changes in circumstances. On February 23, 2012 the Company announced a workforce reduction in an effort to preserve cash and reduce the Company’s fixed operating costs (2012 Restructuring Plan). The restructuring plan resulted in a reduction in workforce of approximately 20 full-time positions and 1 part-time position, or approximately 81% of its workforce and additional restructuring charges related to contract and purchase order cancellation fees and facility related charges. On July 29, 2011, the Company announced the termination of its efforts to commercialize the Levacor VAD technology and efforts to focus its resources on developing and commercializing its smaller, next-generation MiFlow and PediaFlow VADs (2011 Restructuring Plan). This resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce and additional restructuring charges related to inventory and equipment write-offs, contract and purchase order cancellation fees, facility related charges and clinical trial wind-down costs. Restructuring expense related to the 2012 Restructuring Plan was $919,446 and zero for the three months ended March 31, 2012 and 2011, respectively. Restructuring expense related to the 2011 Restructuring Plan was a negative $12,345 resulting from a settlement on a purchase order commitment and zero for the three months ended March 31, 2012 and 2011. See Note 6.

(o) Government Assistance

Government assistance is recognized when the expenditures that qualify for assistance are made and the Company has complied with the conditions for the receipt of government assistance. Government assistance is applied to reduce the carrying value of any assets acquired or to reduce eligible expenses incurred. A liability to repay government assistance, if any, is recorded in the period when conditions arise that causes the assistance to become repayable. The Company’s submission of expense reimbursements are subject to review and adjustment. As of March 31, 2012, the Company believes all outstanding amounts will be fully reimbursed.

On February 2010, the Company announced that it was part of a consortium awarded a $5.6 million, 4-year contract by the National Institutes of Health (NIH) to further develop the PediaFlow VAD to clinical trial readiness. For the three months ended March 31, 2012 and 2011, the Company recorded a reduction on R&D expenses of $89,900 and $315,468, respectively, related to the NIH grant. As of March 31, 2012 and December 31, 2011, $1,459,800 and $1,521,582, respectively, are included in other receivables related to the NIH grant. The Company expects it will not record R&D expense reductions under the NIH grant in the future due to the funding expiring on January 14, 2012.

(p) Foreign Currency Translation and Functional Currency

Since January 1, 2004, the functional currency of the Company has been the U.S. dollar. Exchange gains and losses are included in the net loss for the year.

(q) Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). The accumulated other comprehensive income (loss) as of March 31, 2012 and 2011 is related to net unrealized gains on marketable investment securities.

(r) Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2012 and 2011, basic earnings per share are the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive.

The following reconciliation shows the anti-dilutive shares excluded from the calculation of basic and diluted earnings (loss) per common share attributable to the Company for the three months ended March 31, 2012 and 2011:

	Three Months Ended March, 31
	2012	2011
Gross numbers of shares excluded:
Warrants	13,269,261	14,712,986
Stock options	1,361,489	2,159,322

	14,630,750	16,872,308

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Marketable Investment Securities and Fair Value

The Company’s marketable investment securities consist primarily of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds which are classified as available for sale. Marketable investment securities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$20,711	$—	$—	$20,711
Commercial paper	599,655	141	—	599,795
Corporate bonds	1,048,388	1,379	(159)	1,049,607

Total marketable investment securities	$1,668,754	$1,520	$(159)	$1,670,113

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$120,683	$5	$—	$120,688
Commercial paper	599,003	10	(110)	598,903
Municipal bonds	110,000	29	—	110,029
Corporate bonds	3,275,735	32	(4,719)	3,271,048

Total marketable investment securities	4,105,421	76	(4,829)	4,100,668
Less cash equivalents	252,496	—	(236)	252,260

Net marketable investment securities	$3,852,925	$76	$(4,593)	$3,848,408

Marketable investment securities available for sale in an unrealized loss position as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Held for less than 12 months		Held for more than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$481,606	$(159)	$—	$—

Net marketable investment securities	$481,606	$(159)	$—	$—

	December 31, 2011
	Held for less than 12 months		Held for more than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$299,296	$(110)	$—	$—
Corporate bonds	2,966,962	(4,719)	—	—

Total marketable investment securities	3,266,258	(4,829)	—	—
Less cash equivalents	(252,260)	236	—	—

Net marketable investment securities	$3,013,998	$(4,593)	$—	$—

Maturities of marketable securities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,648,042	$1,649,402	$4,084,801	$4,080,048
Due after one year through five years	20,711	20,711	20,620	20,620
Due after ten years	—	—	—	—

Total marketable investment securities	$1,668,753	$1,670,113	$4,105,421	$4,100,668

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The proceeds from maturities and sales of marketable securities and resulting realized gains and losses for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31
	2012	2011
Proceeds from maturities and sales	$2,160,000	$1,290,000
Realized gains	—	—
Realized losses	—	—

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Assets:
Cash equivalents-money market funds	$3,042,975	$—	$—
Certificates of deposits	—	20,711	—
Commercial paper	—	599,795	—
Corporate bonds	—	1,049,607	—

Total cash equivalents and marketable securities	$3,042,975	$1,670,113	$—

Liabilities:

Warrant liability	$—	$—	$1,520,969

	December 31, 2011
		Level 2	Level 3
		Significant other observable inputs	Significant unobservable inputs
Assets:
Cash equivalents-money market funds	$4,718,966	$—	$—
Cash equivalents-corporate bonds	—	252,260	—
Certificates of deposits	—	120,688	—
Commercial paper	—	598,903	—
Municipal bonds	—	110,029	—
Corporate bonds	—	3,018,788	—

Total cash equivalents and marketable securities	$4,718,966	$4,100,668	$—

Liabilities:

Warrant liability	$—	$—	$1,105,890

There were no transfers between levels during the three months ended March 31, 2012.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Interest rate risk

The Company is subject to minimal interest rate risk in relation to its investments in certificates of deposits, corporate bonds, government municipal bonds and commercial paper as of March 31, 2012 and December 31, 2011.

Interest rate risk on debt

The Company’s debt obligations consist of $600,000 in principal remaining under a convertible note issued to LaunchPoint Technologies Inc. (LaunchPoint) which carries a fixed interest rate. The Company is not exposed to interest rate market risk on the LaunchPoint note. The carrying value of the LaunchPoint note approximates its fair value at March 31, 2012. See Note 7.

Foreign exchange risk

The Company has minimal assets and liabilities in foreign currencies; primarily the Euro dollar. The Company’s current foreign currency exposure is not significant due to the nature of the underlying assets and liabilities.

4. Property and Equipment

As of March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	March 31, 2012
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,721	$(50,057)	$28,664
Computer equipment & software	261,336	(144,292)	117,044
Manufacturing & research equipment	753,038	(438,571)	314,467
Leasehold improvements	374,008	(245,990)	128,018

	$1,467,103	$(878,910)	$588,193

	December 31, 2011
	Cost	Accumulated Depreciation/ Amortization	Net Book Value
Furniture & fixtures	$78,721	$(48,358)	$30,363
Computer equipment & software	261,336	(135,842)	125,494
Manufacturing & research equipment	753,038	(413,294)	339,744
Leasehold improvements	374,008	(229,392)	144,616

	$1,467,103	$(826,886)	$640,217

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $52,024 and $54,505, respectively.

5. Current Liabilities

Accrued Compensation

Accrued compensation includes accruals for year-end employee wages, severance payments not associated with a restructuring, vacation pay, and performance bonuses. The components of accrued compensation, inclusive of payroll taxes, are as follows:

	March 31, 2012	December 31, 2011
Wages	$21,168	$—
Vacation	94,452	146,966
Bonuses	45,941	—

Total accrued compensation	$161,561	$146,966

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annually, the Compensation Committee of the Board of Directors, in conjunction with the entire Board of Directors, approves the corporate goals and objectives for the year with corresponding weighting and payout. Subsequent to each yearend, typically in the first quarter of the year following, the Compensation Committee reviews accomplishment of corporate goals and recommends bonus payout, including executive officer payouts. The Board of Directors reviews the Compensation Committee recommendation, modifies as appropriate, and approves the performance bonus payouts. As of March 31, 2012 and December 31, 2011, accrued performance bonuses were $45,941 and zero, respectively, and were payable in cash. Accrued severance related to the Company’s 2012 Restructuring Plan and the 2011 Restructuring Plan is included in Accrued Restructuring Charges. See Note 6.

6. Restructuring Charges

On February 15, 2012, the Board of Directors made the decision to initiate a workforce reduction in an effort to preserve cash and reduce the Company’s fixed operating costs as the Company explored various corporate strategic options. On February 23, 2012, the Company notified employees affected by the workforce reduction. The approved restructuring plan resulted in a reduction in its workforce of approximately 20 full-time positions and 1 part-time position, or approximately 81% of its workforce. Personnel reductions were made across the Company’s entire organization, including the following departments: research and development, manufacturing, quality, facilities, human resources and accounting. The reduction was effective immediately upon such notification, though certain employees remained in brief transition roles with the Company. Affected employees are eligible to receive severance payments ranging between one and nine months and payment by the Company of each affected employee’s COBRA premiums for up to a similar period, in exchange for a customary release of claims against the Company. In addition to the severance benefits noted, the Company recorded additional restructuring charges related to contract and purchase order cancellation fees and facility related charges. The charges related to the restructuring plan during the three months ended March 31, 2012 and 2011 were $919,446 and zero, respectively. The total anticipated restructuring charge as a result of the 2012 Restructuring Plan will be approximately $950,000 to $1.0 million. As a result of the 2012 Restructuring Plan, the Company will realize cost savings from the reduced headcount.

A summary of accrued restructuring costs related to the 2012 Restructuring Plan is as follows:

2012 Restructuring Plan	Balance at January 1, 2012	Charged to Expense in Fiscal 2012	Cash Paid	Non-Cash	Balance at March 31, 2012
Severance	$—	$694,376	$(370,388)	$—	$323,988
Contract and purchase order cancellation fees	—	13,500	(13,500)	—	—
Facility related costs	—	211,569	(13,806)	—	197,764

Total	$—	$919,446	$(397,694)	$—	$521,752

On July 29, 2011, the Company announced that it ended its efforts to commercialize the Levacor VAD technology and would focus its resources on developing and commercializing its smaller, next-generation MiFlow and PediaFlow VADs. On July 26, 2011, in conjunction with this decision, the Board of Directors of the Company approved a restructuring plan that resulted in a reduction in its workforce of approximately 21 full-time positions, or approximately 42% of its workforce. Affected employees are eligible to receive severance payments ranging between one and nine months and payment by the Company of each affected employee’s COBRA premiums for up to a similar period, in exchange for a customary release of claims against the Company. The reduction in workforce involved all functional disciplines including, research and development personnel, as well as general and administrative employees. In addition to the severance benefits noted, the Company recorded additional restructuring charges related to inventory and equipment write-offs, contract and purchase order cancellation fees, facility related charges, and clinical trial wind-down costs. The charges related to the 2011 Restructuring Plan during the three months ended March 31, 2012 and 2011 were a negative $12,345 and zero, respectively. The Company estimates it may incur additional restructuring expenses of up to $500,000 related to a cancellation of a contract. Although the timing and exact amounts are unknown, the Company expects to have a more definitive understanding on this additional charge by mid-2012. Thus total anticipated restructuring charge as a result of the 2011 Restructuring Plan will be approximately $7.0 million. As a result of the 2011 Restructuring Plan, the Company will realize cost savings from the reduced headcount, as well as reduced clinical trial and manufacturing costs, including inventory build related to the Levacor VAD.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of accrued restructuring costs related to the 2011 Restructuring Plan is as follows:

2011 Restructuring Plan	Balance at January 1, 2011	Charged to Expense in Fiscal 2011	Cash Paid	Non-Cash	Balance at December 31, 2011
Inventory and equipment write downs	$—	$5,467,355	$—	$5,467,355	$—
Severance	—	874,469	635,974	—	238,495
Facility related costs	—	22,668	22,668	—	—
Clinical trial wind down costs	—	18,309	18,309	—	—
Contract and purchase order cancellation fees	—	155,700	19,022	—	136,678

Total	$—	$6,538,501	$695,973	$5,467,355	$375,173

2011 Restructuring Plan	Balance at January 1, 2012	Charged to Expense in Fiscal 2012	Cash Paid	Non-Cash	Balance at March 31, 2012
Severance	$238,495	$—	$(176,362)	$—	$62,134
Contract and purchase order cancellation fees	136,678	(12,345)	(41,000)	—	83,333

Total	$375,173	$(12,345)	$(217,362)	$—	$145,467

7. Equity and Debt Transaction

LaunchPoint Note

On December 2, 2009 (Issuance Date) the Company issued to LaunchPoint a note (LaunchPoint Note) in the principal amount of $1.0 million, with interest at 4.5% per annum, maturing five years from the Issuance Date. Twenty percent of the principal amount of the LaunchPoint Note, together with accrued interest, will be converted into restricted shares of the Company’s common stock, on each anniversary of the Issuance Date for five years. LaunchPoint’s right of resale for each annual issuance of restricted shares will be limited to no more than one-twelfth of such shares in each of the next 12 months with the restrictions lifted after 12 months. The stock price used for determining the conversion rate will be the publicly traded weighted average closing price of the Company’s common stock for the three month period preceding the relevant anniversary date. The Company will have the right to repurchase, at any time prior to November 9, 2011, any outstanding balance of the LaunchPoint Note at a 15% discount. The effective interest rate on the LaunchPoint Note is 20%. On December 2, 2010, the first twenty percent of the note plus accrued interest totaling $245,000 became due and the Company issued 101,282 restricted shares of its common stock to LaunchPoint. On December 2, 2011, the second twenty percent of the LaunchPoint note plus accrued interest totaling $236,000 became due, and the Company issued 835,417 restricted shares of its common stock to LaunchPoint. As of March 31, 2012, the current and long term portions of the note are $156,149 and $328,400, respectively, net of a total discount of $115,451.

Warrant Liability

The Company accounts for its common stock warrants under ASC 480, Distinguishing Liabilities from Equity, which requires any financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and it requires or may require the issuer to settle the obligation by transferring assets, would qualify for classification as a liability. The guidance required the Company’s outstanding warrants from the October 19,2010 private placement of common stock (October Offering) to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as gain (loss) on change in fair value of warranty liability in the Company’s consolidated statements of operations. Specifically, the warrants issued in the October Offering allow the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control.

As of March 31, 2012 and December 31, 2011, the Company had 11,850,118 warrants outstanding to purchase an equal number of common stock from the October Offering. The fair value of these warrants on March 31, 2012 and December 31, 2011 was determined using the Black-Scholes option pricing model as defined in the October Offering with the following Level 3 inputs:

	March 31, 2012	December 31, 2011
Risk-free interest rate	0.78%	0.60%
Expected life in years	3.55	3.80
Dividend yield	—	—
Volatility	125%	125%
Stock price	$0.28	$0.21

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2012, the Company recorded a loss related to the change in fair value of warrants of $415,079, and a gain of $8.3 million during the same period in 2011, related to the October Offering warrants. The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs:

Warrant Liability
Balance at December 31, 2010	$13,569,663
Change in fair value of common stock warrants during 2011	(12,463,773)

Balance at December 31, 2011	1,105,890

Change in fair value of common stock warrants during the three months ended March 31, 2012	415,079

Balance at March 31, 2012	$1,520,969

8. Shareholders’ Equity

Common Stock

Authorized common shares of the Company consist of 50.0 million shares of common stock with a par value of $.001 per share.

Preferred Stock

Authorized preferred shares of the Company consist of 1.0 million shares of preferred stock with a par value of $.01 per share. The Company had no outstanding preferred shares at March 31, 2012 and December 31, 2011.

Equity Plan

The Company has issued share-based option awards to employees, non-executive directors and outside consultants through our approved incentive plan, the 2006 Equity Incentive Plan (Incentive Plan). The exercise price for all equity awards issued under the Incentive Plan is based on the fair market value of the common share price which is the closing price quoted on the NASDAQ Stock Exchange on the last trading day before the date of grant. The stock options generally vest over a four-year or three-year period, first year cliff vesting with monthly vesting thereafter on the four-year awards and annually in equal portions on the three-year awards, and have a ten year life. Options outstanding are subject to time-based vesting as described above and thus are not performance-based.

The Incentive Plan allows for the issuance of restricted stock awards, restricted stock unit awards, stock appreciation rights, performance shares and other share-based awards, in addition to stock options. As of March 31, 2012, there were 1,361,489 option shares outstanding and 1,555,178 shares are available for future grants under the Incentive Plan.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Stock Based Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income. ASC 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three months ended March 31, 2012 and 2011 have been reduced for estimated forfeitures. When estimating forfeitures, voluntary termination behaviors, as well as trends of actual option forfeitures, are considered. To the extent actual forfeitures differ from the Company’s current estimates, cumulative adjustments to stock-based compensation expense are recorded.

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

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company uses the Black-Scholes valuation model for estimating the fair value of stock compensation. The stock-based compensation expense for the three months ended March 31, 2012 and 2011 respectively were as follows:

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative	$147,829	$105,359
Research and development	(44,553)	221,317

Total	$103,276	$326,676

Share based compensation expense decreased for the three months ended March 31, 2012 due to the equity award forfeitures as a result of the Company’s 2012 Restructuring Plan and the 2011 Restructuring Plan.

The Company calculates the fair value of each equity award on the date of grant using the Black-Scholes option pricing model. The Company did not grant any equity awards during the three months ended March 31, 2012. For the three months ended March 31, 2011 the following weighted average assumptions were utilized:

March 31, 2011
Expected life (in years)	6.08
Expected volatility	126%
Average risk free interest rate	2.7%
Dividend yield	—

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. Expected life in years is based on the “simplified” method as permitted by ASC Topic 718. The Company believes that all stock options issued under its stock option plans meet the criteria of “plain vanilla” stock options The Company uses a term of 5.5 years for Board of Director stock option grants and 6.08 years for all employee stock options. No grants were issued during the three months ended March 31, 2012. The risk free interest rate is based on average rates for five and seven-year treasury notes as published by the Federal Reserve.

The following table summarizes the number of options outstanding and the weighted average exercise price:

	Options	Weighted average exercise price	Weighted average remaining contratual life	Aggregate intrinsic value
Outstanding at December 31, 2011	1,601,420	$3.47
Granted	—	—
Expired	—	—
Cancelled	(66,223)	14.67
Forfeited	(173,708)	2.42

Outstanding at March 31, 2012	1,361,489	$3.06	6.9	$—

Exercisable at March 31, 2012	793,797	$3.89	5.7	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding options and the quoted price of the Company’s common shares that were in the money at March 31, 2012.

At December 31, 2011, the aggregate options outstanding was 1,361,489 of which 793,797 options were vested and exercisable, with a weighted average remaining contractual life of 6.9 years and 567,692 options were unvested, with a weighted average remaining contractual life of 8.7 years.

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

No options were granted in the three months ended March 31, 2012. The weighted average grant date fair value per share of options granted in the three months ended March 31, 2011 was $1.47.

At March 31, 2012 and 2011, the aggregate intrinsic value of all outstanding options was zero. No options were exercised under the Company’s Incentive Plan during the three months ended March 31, 2012 and 2011.

As of March 31, 2012, approximately $2.5 million of total unrecognized compensation expense related to stock options is expected to be recognized over a period of approximately fourteen quarters.

Warrant Activity

The following table summarizes the number of warrants outstanding and the weighted average exercise price:

	Warrants	Weighted average exercise price	Weighted average remaining contratual life	Aggregate intrinsic value
Outstanding at December 31, 2011	13,269,261	$2.59	3.7
Granted	—	—
Expired	—	—
Cancelled	—	—
Forfeited	—	—

Outstanding at March 31, 2012	13,269,261	$2.59	3.5	$—

Exercisable at March 31, 2012	13,269,261	$2.59	3.5	$—

9. Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of provisions included in ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 further states that entities must continue to report reclassification adjustments out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. Effective January 1, 2012, the Company adopted the applicable provisions included in ASU 2011-05 and elected to present a single continuous statement of comprehensive income. The Company continues to monitor the FASB’s deliberations regarding ASU 2011-12.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and enhances fair value disclosure requirements. Effective January 1, 2012, the Company adopted the disclosure provisions included in ASU 2011-04. The adoption of ASU 2011-04 had no impact on our financial position or results of operations.

10. Subsequent Events

Effective April 20, 2012, the employment of Mr. J. Alex Martin, the Company’s President and Chief Executive Officer, was terminated in connection with our Merger Agreement with HeartWare and the contemplated termination of the Company’s executive officers as part of the transaction. In accordance with Mr. Martin’s Change of Control and Severance Agreement dated as of September 8, 2009, subject to executing a waiver and release of claims by Mr. Martin, Mr. Martin will receive severance benefits, including: (i) a cash

WORLD HEART CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

payment equal to twelve months of his current base salary plus 100% of his target annual bonus ($432,807), (ii) 100% vesting acceleration of each of his unvested options, (iii) payments of his health insurance premiums under COBRA for a period of up to twelve months, and (iv) a pro-rata bonus based on months worked by Mr. Martin during 2012, payable upon the successful closing of the HeartWare merger ($33,293). Mr. Martin will remain as a member of the Board of Directors until the HeartWare Merger has closed.

WORLD HEART CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

World Heart Corporation and its subsidiaries are collectively referred to as “WorldHeart” or the “Company”. The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared by management and discusses material changes in our financial condition and results of operations and cash flows for the three months ended March 31, 2012 and 2011. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in our audited consolidated financial statements for the year ended December 31, 2011, prepared in accordance with U.S. GAAP, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In this discussion, all amounts are in United States dollars (U.S. dollars) unless otherwise stated.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include, without limitation: our ability to consummate the proposed merger with HeartWare; our ability to continue as a stand-alone company; our need for additional significant financing in the future; our ability to realize the benefits of our cost control measures and restructuring initiatives; costs and delays associated with research and development, manufacturing, pre-clinical testing and clinical trials for our products and next-generation candidates, such as the MiFlow™ VAD and the PediaFlow® VAD; our dependence on a limited number of products; our ability to manufacture, sell and market our products; decision, and the timing of decisions made by health regulatory agencies regarding approval of our products; competition from other products and therapies for heart failure; continued slower than anticipated destination therapy (DT) adoption rate for VADs; limitations on third-party reimbursements; our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products; our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property; our ability to enter into corporate alliances or other strategic relationships relating to the development and commercialization of our technology and products; loss of commercial market share to competitors due to our financial condition, timing of restarting or completing our clinical studies, and future product development by competitors; our ability to remain listed on the NASDAQ Capital Market; as well as other risks and uncertainties set forth under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 .

OVERVIEW

On March 29, 2012, we entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with HeartWare International Inc., or HeartWare, which sets forth the terms and conditions of the proposed merger of WorldHeart and HeartWare. Under the terms and subject to the conditions set forth in the Merger Agreement, HeartWare will either issue, and stockholders of WorldHeart will receive, shares of HeartWare common stock or cash, at HeartWare’s election, that will approximate $8.0 million at closing. Pursuant to the Merger Agreement, WorldHeart will merge with and become a subsidiary of HeartWare. We currently plan to complete the proposed merger during the third quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger because it is subject to governmental and regulatory review processes and other conditions, many of which are beyond our control. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the US Tax Code if HeartWare elects to purchase the Company with stock. The merger is subject to customary closing conditions, including approval by our stockholders.

Our business is focused on the development and commercialization of our ventricular assist devices (VADs) for adults, children and infants suffering from heart failure. VADs are mechanical assist devices that supplement the circulatory function of the heart by re-routing blood flow through a mechanical pump allowing for the restoration of normal blood circulation. VADs are used for treatment of patients with severe heart failure including patients whose hearts are irreversibly damaged and cannot be treated effectively by medical or surgical means other than transplant. Bridge-to-Transplant (BTT) therapy involves implanting a VAD in a transplant-eligible patient to maintain or improve the patient’s health until a donor heart becomes available. Destination Therapy (DT) is the implanting of a VAD to provide long-term support for a patient not currently eligible for a natural heart transplant. Bridge-to-Recovery (BTR) involves the use of VADs to restore a patient’s cardiac function helping the natural heart to recover and thereby allowing removal of the VAD. We have been developing the MiFlow VAD for use in adults and the PediaFlow VAD for use in children and infants. All of our devices in development utilize a magnetically levitated rotor resulting in no moving parts subject to wear and potentially better blood handling results. We, in conjunction with a consortium consisting of the University of Pittsburgh, Children’s Hospital of Pittsburgh, Carnegie Mellon University and LaunchPoint Technologies, Inc. (LaunchPoint) have been developing a small, magnetically levitated, rotary pediatric VAD, the PediaFlow VAD. The PediaFlow VAD is intended for use in children and infants and was primarily funded by the National Institutes of Health (NIH) through 2011. NIH funding of research and development on the PediaFlow VAD ended on January 14, 2012. Future funding by the NIH may be available once clinical trials commence with the PediaFlow VAD. The PediaFlow VAD has evolved through a series of four prototype designs of decreasing size and enhanced efficiency. The most recent design is comparable to the size of an AA battery. The PediaFlow VAD has demonstrated bio compatibility in chronic animal implants and laboratory tests, including low levels of hemolysis (breakdown of red blood cells), fibrinogen and platelet activation. In February 2011, the FDA granted Humanitarian Use Device (HUD) designation for the PediaFlow VAD. The HUD designation is given to devices that are intended to benefit patients with conditions that affect fewer than 4,000 patients per year. Under the HUD designation, manufacturers are required to demonstrate safety and the probable benefit of their device, but are not required to demonstrate efficacy. Currently, the consortium has suspended all future development activities associated with the PediaFlow VAD, except for additional animal implants which are anticipated to occur in the first half of 2012.

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

In February 2012, we announced a workforce reduction (2012 Restructuring Plan) in an effort to preserve cash and reduce our fixed operating costs as we explored various corporate strategic options. The approved restructuring plan resulted in a reduction in our workforce of approximately 20 full-time positions and 1 part-time position, or approximately 81% of our workforce. Personnel reductions were made across the entire organization, including the following departments: research and development, manufacturing, quality, facilities, human resources and accounting. After the implementation of the 2012 Restructuring Plan we only have five employees remaining. Our remaining research and development personnel continue to move forward the development on the MiFlow VAD with the aid of outside consultants and contractors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(In thousands except per share amounts)

	Three Months ended March 31,
	2012	2011
Revenue, net	$—	$(136)
Cost of goods sold	—	(648)

Gross loss	—	(784)

Operating expenses
Research and development	980	2,565
Selling, general and administrative	954	873
Restructuring charges	907	—

Total operating expenses	2,841	3,438

Operating loss	(2,841)	(4,222)
Other income (expenses)
Investment and other income	7	16
Gain (loss) on change in fair value of warrant liability	(415)	8,299
Interest expense	(23)	(31)

Net income (loss) applicable to common shareholders	$(3,272)	$4,062

Weighted average number of common shares outstanding:
Basic and diluted	27,518	26,682

Basic and diluted income (loss) per common share	$(0.12)	$0.15

Revenue, net: Sales of Levacor VAD implant kits, capital equipment and related peripheral equipment and services, accounted for the majority of our revenue during the three months ended March 31, 2011. Additionally, allowances for actual and anticipated sales returns reduced revenue recognized. We do not expect any further sales of Levacor VAD kits and related equipment due to our decision to terminate all future commercialization efforts of the Levacor VAD in July 2011.

The composition of revenue in thousands ($000’s), except for units, is as follows:

	Three Months Ended March 31,
	2012			2011
	Amount	% of Total	Units	Amount	% of Total	Units
Product revenues:
Implant kits	$—	—	—	$—	—	—
Peripherals and other	—	—		24,000	100%

Total product revenue	$—			$24,000	100%

Sales, returns and allowances	—			(160,000)		2

Revenue, net	$—			$(136,000)

We did not recognized any revenue for the three months ended March 31, 2012 compared to negative revenue, net, for the three months ended March 31, 2011 of $136,000. Negative revenue, net, during the three months ended March 31, 2011 is primarily the result of our decision to allow the return of two implant kits ($160,000) which had previously been sold to a clinical center. This decision was made as a result of the pause in enrollment of our Levacor VAD BTT study in February 2011. Peripherals and other revenue was zero and $24,000 for the three months ended March 31, 2012 and 2011, respectively. We do not expect any further sales of Levacor VAD kits and related equipment due to our decision to terminate all future commercialization efforts of the Levacor VAD in July 2011.

Cost of goods sold: For the three months ended March 31, 2012, cost of goods sold was zero compared to $648,000 for the same period in 2011. Cost of goods sold for the three months ended March 31, 2011, consisted of minimum annual royalties, allowances for warranty and obsolescence reserves and amortization of negative manufacturing variances. We do not expect to recognize future Levacor VAD related cost of goods sold due to our decision to terminate all future commercialization efforts of the Levacor VAD in July 2011.

Research and development: Research and development expenses consist principally of salaries and related expenses for research personnel, consulting, prototype manufacturing, testing, clinical studies, material purchases and regulatory affairs incurred at our Salt Lake City and Oakland facilities. Our Oakland facility was closed during 2011 as part of our 2011 Restructuring Plan. Additionally, a portion of our research and development expenses are offset by amounts reimbursed to us by the NIH as part of the cost sharing agreement for the development of the PediaFlow VAD. Research and development expenses for the three months ended March 31, 2012 decreased $1.6 million, or 62%, compared with the three months ended March 31, 2011. The decrease is primarily due to the combination of our 2011 Restructuring Plan and termination of our Levacor BTT clinical study and our 2012 Restructuring Plan resulting in a reduction of research, development, clinical and manufacturing personnel ($1.2 million), a decrease in consulting services ($412,000), a decrease in research supplies used to address Levacor VAD related device refinements ($306,000), a decrease in stock based compensation ($266,000), a decrease in facility related expenses part of which resulted from the closure of our Oakland facility in 2011 ($163,000), a decrease in research expenses ($156, 000), a decrease in travel and entertainment related expenses no longer needed to support the clinical trial or multiple locations ($58,000), offset by a decrease in capitalized manufacturing and overhead expenses associated with the termination of our efforts to commercialize the Levacor VAD ($810,000), an increase in royalties to our collaborative partners that previously were included in the cost of goods sold when our Levacor clinical study was operational ($92,000), an increase in research supplies used to develop MiFlow and PediaFlow ($55,000) and an increase in legal fees related to our intellectual property ($19,000). Additionally, in 2012, we incurred and expect to be reimbursed for our development under our cost-sharing agreement with the NIH for the PediaFlow VAD relating to labor, benefits, consulting, including services provided by subcontractors, and materials and supplies expenses for the three months ended March 31, 2012 of $89,900 compared to $315,468 for the same period in 2011. For the three months ended March 31, 2012 and 2011, we recorded a credit to expense of $45,000 and a charge of $221,000, respectively, in stock-based compensation expense. The credit resulted primarily from the forfeiture of options relating to terminated personnel resulting from the 2011 and 2012 Restructuring Plans. Research and development expenses are expected to decrease during 2012 due to our 2012 Restructuring Plan.

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

Selling, general and administrative expenses for the three months ended March 31, 2012 increased by $81,000 or 9%, compared with the three months ended March 31, 2011. The increase in selling, general and administrative expenses is due to an increase in legal fees primarily relating to the HeartWare Merger ($184,000), an increase in stock based compensation ($43,000), and an increase in general office related expenses ($4,000), offset by a decrease in professional services ($89,000), a decrease in personnel and payroll related expenses resulting from our 2011 and 2012 Restructuring Plans ($36,000), a decrease in consulting services ($21,000), and a decrease in and a decrease in travel related expenses ($4,000). For the three months ended March 31, 2012 and 2011, we recorded $148,000 and $105, 000, respectively, in stock based compensation. Selling, general and administrative expenses are expected to continue to decrease in the future due to the 2012 Restructuring Plan.

Restructuring costs. Restructuring costs relate to our 2012 Restructuring Plan and our 2011 Restructuring Plan. We did not recognize any restructuring costs during the three months ended March 31, 2011. Restructuring charges for the three months ended March 31, 2012 and consist of the following (in thousands):

Three Months Ended
March 31, 2012
2012 Restructuring Plan Charges
Severance related costs	$695
Facility related costs	212
Contract and purchase order cancellation fees	13

Total 2012 Restructuring Charges	919
2011 Restructuring Plan Charges
Contract and purchase order cancellation fees	(12)

Total Restructuring Charges	$907

Restructuring costs for the three months ended March 31, 2012 and 2011, were $907,000 and zero, respectively. In February 2012, we announced a workforce reduction in an effort to preserve cash and reduce our fixed operating costs as we explored various corporate strategic options. The approved restructuring plan resulted in a reduction in our workforce of approximately 20 full-time positions and 1 part-time position, or approximately 81% of our workforce. Personnel reductions were made across the entire organization, including the following departments: research and development, manufacturing, quality, facilities, human resources and accounting. After the implementation of the 2012 Restructuring Plan, we only have four employees remaining. In addition to the severance and other termination benefits ($695,000), we recorded facility related charges, including minimum lease payments ($212,000) and contract and purchase order cancellation fees ($13,000). In July 2011, we announced a termination of our efforts to commercialize the Levacor VAD technology. In conjunction with this decision, the Board of Directors approved a restructuring plan that resulted in a reduction in our workforce of approximately 21 full-time positions, or approximately 42% of our workforce. During the three months ended March 31, 2012, we reversed $12,000 of contract termination fees previously recognized in 2011.

We expect we may incur additional restructuring expenses in the future under our 2012 and 2011 Restructuring Plans of up to $550,000 related to additional severance and termination benefits for an employee that is required to provide future service in order to receive the offered benefits as well as a cancellation of a contract. As a result of our restructurings, we will realize cost savings from the reduced headcount as well as reduced clinical trial and manufacturing costs, including inventory build, related to the Levacor VAD.

Investment and other income: Investment and other income was $7,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively. Investment and other income decreased during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to lower average investment balances due to the consumption of cash to fund operations. We anticipate our investment income to continue to decrease in future periods as a result of consumption of cash to fund operations, unless additional financing is obtained.

Gain on change in fair value of warrant liability: We recorded a $415,000 non-cash loss on change in fair value of warrant liability during the three months ended March 31, 2012 compared to a $8.3 million non-cash gain on the change in fair value of warrant liability during the three months ended March 31, 2011 related to warrants issued in our October Offering. The change in both periods was primarily attributable to fluctuations in our common stock price. The warrants are classified as a liability due to a provision contained within the warrant agreement which allows the warrant holder the option to elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes option pricing model with certain defined assumptions upon a change of control. The warrant liability will continue to fluctuate in the future based on inputs to the Black-Scholes model including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate.

Interest expense: For the three months ended March 31, 2012 and 2011, interest expense was $23,000 and $31,000, respectively. Interest expense primarily relates to the effective interest rate on the note issued to LaunchPoint in December 2009 under the LaunchPoint Agreement. The decrease in interest expense between periods is a result of the principal balance of the LaunchPoint Note decreasing over time with payments made annually in December.

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

At March 31, 2012, we had cash and cash equivalents of $5.6 million and $1.7 million in available-for-sale investment securities totaling $7.3 million, compared to a total of $9.3 million as of December 31, 2011. For the three months ended March 31, 2012, cash used in operating activities was $2.0 million, consisting primarily of the net loss for the period of $3.3 million offset by $415,000 non-cash loss on change in fair value of the warrant liability, $103,000 for non-cash stock compensation expense, a $52,000 for amortization and depreciation expense, a $24,000 for amortization of premium on marketable investments, and a $23,000 for non-cash interest on the LaunchPoint Note. Additionally, working capital changes consisted of cash increases related to a $123,000 decrease in trade and other receivables, a $26,000 decrease in prepaid expenses and other current assets, a $226,000 increase in accounts payable and accrued liabilities, and a $292,000 increase in accrued restructuring, offset by a $3,000 decrease in accrued compensation. For the three months ended March 31, 2012, cash provided by investing activities was $2.2 million related primarily to the maturity and sale of marketable investment securities. For the three months ended March 31, 2011, cash used in financing activities was $2,000.

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

We will need to raise substantial additional funds to support our long-term research, product development and commercialization programs. We regularly consider various fund raising and strategic alternatives, including, for example, debt or equity financing and merger and acquisition alternatives. In an effort to preserve our cash position as we explore our strategic options we announced the 2012 Restructuring Plan. Additionally, on March 29, 2012 we entered into a Merger Agreement with HeartWare. Under the terms of the Merger Agreement, HeartWare will acquire all the outstanding stock in WorldHeart for approximately $8.0 million in either HeartWare stock or cash, at HeartWare’s election. We currently plan to complete the proposed merger in the third quarter of 2012. However, we can neither assure you that the merger will be completed nor can we predict the exact timing of the completion of the merger. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms to the extent permissible under the Merger Agreement. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs; obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies that we might otherwise seek to develop or commercialize on our own; significantly restructure operations and implement cost saving initiatives, including but not limited to, reductions in salaries and/or elimination of employees and consultants or cessation of operations; or, merge or be acquired by another company, to the extent permissible under the Merger Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

NEW ACCOUNTING STANDARDS

Refer to Note 9, in “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, our Chief Financial Officer (principal executive, financial and accounting officer) has concluded that our disclosure controls and procedures are effective. As required by U.S. Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting. As a result of our 2012 Restructuring Plan and the corresponding reduction in headcount in the accounting department, we have had to make certain changes in our internal control over financial reporting during the three months ended March 31, 2012, including reducing the number of key controls from 85 to 25. Other than the changes just described, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

Risks Related to the Merger

Because the market price of HeartWare common stock will fluctuate, and because HeartWare may exercise the HeartWare cash election, World Heart stockholders cannot be certain of the type of merger consideration that they will receive upon completion of the merger and the market value of such merger consideration.

The market price of HeartWare common stock will likely vary at the closing of the merger from the price of HeartWare common stock as of the date of this filing. The number of shares of HeartWare common stock that World Heart stockholders will be entitled to receive upon completion of the merger will depend on the average of the per share closing prices of HeartWare common stock during the ten consecutive trading days ending on (and including) the trading day that is one calendar day prior to the effective time of the merger. Furthermore, the market value of such shares of HeartWare common stock will depend on the per share closing price of HeartWare common stock upon completion of the merger. Finally, HeartWare may exercise, up until three business days prior to the effective date of the merger, the HeartWare cash election.

Fluctuations in the market price of HeartWare common stock may be the result of general market and economic conditions, changes in the business, operations or prospects of HeartWare, market assessments of the likelihood that the merger will be completed and the timing of closing of the merger and other factors independent of the merger. In addition to the adoption of the merger agreement by World Heart stockholders at the World Heart special meeting, completion of the merger is subject to the satisfaction of other conditions that may not occur until sometime after the World Heart special meeting. As a result, at the time of the World Heart special meeting, World Heart stockholders will not know the number of shares of HeartWare common stock they will be entitled to receive, and they will not know whether they will receive shares of HeartWare common stock or cash as merger consideration, and thus will not know the precise dollar value of the merger consideration they will be entitled to receive upon completion of the merger.

World Heart will incur substantial expenses related to the merger, and the merger might not be completed if World Heart is unable to fulfill all of the closing conditions.

World Heart expects to incur substantial expenses in connection with the merger whether or not the transaction is consummated. Further, the consummation of the merger is conditioned upon the fulfillment of certain conditions by each of the parties, including World Heart’s obligation to have cash or cash equivalents on hand (net of certain liabilities) in an aggregate amount of not less than $4,000,000, subject to certain adjustments, as of the effective time of the merger. Although World Heart intends to operate its business in a manner to meet this closing condition, World Heart may not be able to meet this closing condition. If any closing condition, including the minimum cash condition, is not met, it is possible that HeartWare might not consummate the merger. If World Heart stockholders do not adopt the merger agreement, or if the merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to World Heart will be offered, or that the business, prospects or results of operations of World Heart will not be adversely impacted.

The merger may be fully taxable to World Heart stockholders for U.S. federal income tax purposes.

If the merger fails to qualify as a reorganization for U.S. federal income tax purposes (including if the IRS successfully challenges the treatment of the merger as a reorganization), the receipt of shares of HeartWare common stock in the merger will be fully taxable to World Heart stockholders for U.S. federal income tax purposes. In addition, if HeartWare exercises the HeartWare cash election, the receipt of cash payments in exchange for shares of World Heart common stock will be fully taxable to World Heart stockholders who are subject to U.S. federal income tax.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of World Heart.

Completion of the merger is subject to a number of closing conditions, including the adoption of the merger agreement by World Heart stockholders, and those closing conditions may not be satisfied on a timely basis or at all. If the merger is not completed, the price of World Heart common stock may decline. In addition, if the merger is not completed, World Heart may be subject to a number of material risks, including the following:

•	World Heart may not realize any anticipated benefits from being a part of a combined company;

•	World Heart may be required to grant HeartWare a license to certain patents and patent applications if the merger agreement is terminated under certain circumstances;

•	World Heart may be subject to litigation related to the completion of the merger or the failure to complete the merger, which could require substantial time and resources to resolve;

•	the market price of World Heart common stock may be adversely affected to the extent the market price reflects an assumption that the merger will be completed;

•	World Heart may not be able to find another buyer willing to pay an equivalent or higher price in an alternative transaction than the price to be paid by HeartWare in the merger;

•	World Heart will be required to pay certain costs relating to the merger, such as legal, accounting and printing fees whether or not the merger is completed; and

•

matters relating to the merger (including integration planning) require substantial commitments of time and resources by HeartWare and World Heart management, which could otherwise have been devoted to other opportunities that may have been beneficial to World Heart.

Certain directors and executive officers of World Heart may have interests in the merger that differ from the interests of World Heart stockholders that may influence these directors and executive officers to support the merger.

Certain of World Heart’s directors and executive officers may have financial interests in the merger that are different from, or in addition to, the interests of World Heart stockholders. The members of the World Heart board of directors were aware of and considered these interests, among other matters, in evaluating and negotiating the merger agreement and the merger, and in recommending to World Heart stockholders that the merger agreement be adopted.

The merger agreement limits World Heart’s ability to pursue alternative transactions to the merger.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, limit World Heart’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the company, or to license its intellectual property. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of World Heart, or acquiring or licensing its intellectual property, from considering or proposing that transaction even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire World Heart than it might otherwise have proposed to pay. World Heart can consider and participate in discussions and negotiations with respect to an alternative proposal so long as such proposal did not arise from any breach of the “no shop” provisions pertaining to World Heart and the World Heart board of directors determines in good faith (after consultation with outside legal counsel) that failure to take such action would be inconsistent with its fiduciary duties to World Heart stockholders under applicable law.

The market price for HeartWare common stock may be affected by factors different from those affecting the market price of World Heart common stock. In addition, holders of HeartWare common stock have different rights as stockholders than holders of World Heart common stock.

If the merger is completed, holders of World Heart common stock will become holders of HeartWare common stock. HeartWare’s business differs from World Heart’s business, and HeartWare’s results of operations and the market price of HeartWare common stock may be affected by factors different from those currently affecting the results of operations of World Heart and the market price of World Heart common stock. In addition, the results of operations of the combined company and the market price of the combined company’s common stock may be affected by factors different from those currently affecting either HeartWare or World Heart.

In addition, holders of shares of HeartWare common stock issued in connection with the merger will have different rights as HeartWare stockholders than the rights they had as World Heart stockholders before the merger.

World Heart stockholders, as a group, will have significantly reduced ownership and voting interests after the merger and will exercise less influence over management of HeartWare than they currently exercise over management of World Heart.

After the effective time of the merger, World Heart stockholders will own, as a group, in the aggregate, a significantly smaller percentage of HeartWare than they currently own of World Heart. Immediately following the merger, former stockholders of World Heart are expected to own approximately 1% of the outstanding shares of HeartWare common stock, based on the number of shares of HeartWare common stock and World Heart common stock outstanding on the record date. Consequently, as a general matter, World Heart stockholders, as a group, will have significantly reduced ownership and voting interests in HeartWare following the merger than they owned of World Heart prior to the merger and, as a result, they will have less influence over the management and policies of HeartWare than they currently exercise over the management and policies of World Heart.

World Heart will no longer exist as an independent public company following the merger and its stockholders will forego any increase in its value.

If the merger is successful, World Heart will no longer exist as an independent public company and World Heart stockholders will forego any increase in World Heart’s value that might have otherwise resulted from its possible growth.

Upon termination of the merger agreement under specified circumstances, the license agreement will become effective.

If the merger agreement is terminated under certain circumstances involving competing transactions, a change in World Heart’s board of directors’ recommendation of the merger to World Heart stockholders, breaches of representations and warranties in the merger agreement, the failure to meet the minimum cash condition and the merger not having closed by August 31, 2012, World Heart stockholders failing to adopt the merger agreement at the World Heart special meeting and other triggering events, the license agreement will become effective.

Risk Factors Relating to Our Business

We may not realize the expected benefits of our initiatives to control costs.

Managing costs is a key element of our business strategy. Consistent with this element of our strategy, in February 2012 and July 2011 we approved restructuring plans that both resulted in a reduction in our workforce. We currently have four full-time positions remaining.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITOES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

(*)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Heart Corporation
(Registrant)

Dated: May 9, 2012	/s/ MORGAN R. BROWN
Morgan R. Brown, Executive Vice President
and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)